Form 10-Q
period 2017-09-30
Solstice Sapphire Investments, Inc.
filed 2017-10-27
CIK 1708055

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2017
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to
Commission File Number 333-219008
SOLSTICE SAPPHIRE INVESTMENTS, INC.
(Exact name of Registrant as specified in its charter)

DELAWARE	82-1669692
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

4 Technology Park Drive, Westford, Massachusetts 01886
(Address of principal executive offices) (Zip code)

(978) 614-8100
(Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐    No ☒

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒    No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of "large accelerated filer," "accelerated filer," "smaller reporting company," and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒ (Do not check if a smaller reporting company)	Smaller reporting company ☐
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act) ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒
    No ☐

As of October 18, 2017, there were 1,000 shares of the registrant's common stock, $0.0001 par value, outstanding.

The registrant meets the conditions set forth in General Instructions (H)(1)(a) and (b) of Form 10-Q and therefore is filing this form with the reduced disclosure format permitted by Form 10-Q.

SOLSTICE SAPPHIRE INVESTMENTS, INC.
FORM 10-Q
QUARTERLY PERIOD ENDED SEPTEMBER 30, 2017
TABLE OF CONTENTS

Item		Page
PART I FINANCIAL INFORMATION
1.	Financial Statements
	Condensed Consolidated Balance Sheet as of September 30, 2017 (unaudited)	4
	Condensed Consolidated Statements of Operations for the Three Months Ended September 30, 2017 and for the Period from May 19 (Date of incorporation) to September 30, 2017 (unaudited)	5
	Condensed Consolidated Statements of Comprehensive Income for the Three Months Ended September 30, 2017 and for the Period from May 19 (Date of incorporation) to September 30, 2017 (unaudited)	6
	Condensed Consolidated Statement of Cash Flows for the Period from May 19 (Date of incorporation) to September 30, 2017 (unaudited)	7
	Notes to Condensed Consolidated Financial Statements (unaudited)	8
2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	9
3.	Quantitative and Qualitative Disclosures About Market Risk	10
4.	Controls and Procedures	11

PART II OTHER INFORMATION
1.	Legal Proceedings	11
1A.	Risk Factors	11
6.	Exhibits	11
	Signatures	13

Cautionary Note Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q contains "forward-looking statements" within the meaning of the U.S. Private Securities Litigation Reform Act of 1995, which are subject to a number of risks and uncertainties. All statements other than statements of historical facts contained in this Quarterly Report on Form 10-Q, including, but not limited to, statements regarding our future results of operations and financial position, business strategy, and statements about the completion, timing and impact of the transactions described herein, are forward-looking statements. Without limiting the foregoing, the words "anticipates", "believes", "could", "estimates", "expects", "intends", "may", "plans", "seeks" and other similar language, whether in the negative or affirmative, are intended to identify forward-looking statements, although not all forward-looking statements contain these identifying words. Forward-looking statements are based on our current expectations and assumptions regarding our business, the economy and other future conditions. Because forward-looking statements relate to the future, they are subject to inherent uncertainties, risks and changes in circumstances that are difficult to predict. These statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements. We therefore caution you against relying on any of these forward-looking statements.

This document also contains statements about our agreement with Sonus Networks, Inc. and GENBAND Holdings Company to effect a strategic combination resulting in a new combined company (collectively, the "Transaction"). Many risks and uncertainties could cause actual results to differ materially from these forward-looking statements with respect to the Transaction, and these risks, as well as other risks associated with the pending merger, are more fully disclosed in the joint proxy statement/prospectus that is included in the registration statement on Form S-4 (File No. 333-219008) that was filed with the U.S. Securities and Exchange Commission in connection with the pending merger.

Important factors that could cause actual results to differ materially from those in these forward-looking statements are discussed in Part I, Items 2 and 3, "Management's Discussion and Analysis of Financial Condition and Results of Operations" and "Quantitative and Qualitative Disclosures About Market Risk," respectively, and Part II, Item 1A, "Risk Factors," of this Quarterly Report on Form 10-Q. Also, any forward-looking statement made by us in this Quarterly Report on Form 10-Q speaks only as of the date on which this Quarterly Report on Form 10-Q was first filed. We undertake no obligation to publicly update any forward-looking statement, whether as a result of new information, future developments or otherwise.

References in this Quarterly Report on Form 10-Q to “NewCo,” “Solstice,” “Company,” “we,” “us,” and “our” are to Solstice Sapphire Investments, Inc., unless the context requires otherwise.

PART I FINANCIAL INFORMATION

Item 1. Financial Statements
SOLSTICE SAPPHIRE INVESTMENTS, INC.
Condensed Consolidated Balance Sheet
(in thousands, except share and per share data)
(unaudited)

September 30, 2017
Assets
Current assets:
Total current assets	$—
Total assets	$—

Liabilities and Stockholders' Equity
Current liabilities:
Total current liabilities	—
Total liabilities	—
Commitments and contingencies
Stockholders' equity:
Common stock, $0.0001 par value; 1,000 authorized, issued and outstanding at September 30, 2017	—
Additional paid-in capital	—
Due from stockholder	—
Retained earnings	—
Total stockholders' equity	—
Total liabilities and stockholders' equity	$—

See notes to the unaudited condensed consolidated financial statements.

SOLSTICE SAPPHIRE INVESTMENTS, INC.
Condensed Consolidated Statements of Operations
(in thousands, except per share data)
(unaudited)

	Three months ended	Period from May 19, 2017 (Date of incorporation) to
	September 30, 2017	September 30, 2017
Revenue:
Total revenue	—	—
Cost of revenue:
Total cost of revenue	—	—
Gross profit	—	—
Operating expenses:
Total operating expenses	—	—
Income from operations	—	—
Income before income taxes	—	—
Income tax expense	—	—
Net income	$—	$—
Earnings per share:
Basic	$—	$—
Diluted	$—	$—
Shares used to compute earnings per share:
Basic	1	1
Diluted	1	1

See notes to the unaudited condensed consolidated financial statements.

SOLSTICE SAPPHIRE INVESTMENTS, INC.
Condensed Consolidated Statement of Comprehensive Income
(in thousands)
(unaudited)

	Three months ended	Period from May 19, 2017 (Date of incorporation) to
	September 30, 2017	September 30, 2017
Net income	$—	$—
Other comprehensive income, net of tax:
Other comprehensive income, net of tax	—	—
Comprehensive income, net of tax	$—	$—

See notes to the unaudited condensed consolidated financial statements.

SOLSTICE SAPPHIRE INVESTMENTS, INC.
Condensed Consolidated Statements of Cash Flows
(in thousands)
(unaudited)

Period from May 19, 2017 (Date of incorporation) to
September 30, 2017
Cash flows from operating activities:
Net income	$—
Adjustments to reconcile net income to cash flows provided by operating activities:
Changes in operating assets and liabilities:
Net cash provided by operating activities	—
Cash flows from investing activities:
Net cash provided by investing activities	—
Cash flows from financing activities:
Net cash provided by financing activities	—
Effect of exchange rate changes on cash and cash equivalents	—
Net increase in cash and cash equivalents	—
Cash and cash equivalents, beginning of period	—
Cash and cash equivalents, end of period	$—

See notes to the unaudited condensed consolidated financial statements.

SOLSTICE SAPPHIRE INVESTMENTS, INC.
Notes to Condensed Consolidated Financial Statements
(unaudited)

(1) BASIS OF PRESENTATION

Organization and Pending Merger

Solstice Sapphire Investments, Inc. (“Solstice” or “NewCo”), is a Delaware holding company that was incorporated on May 19, 2017. NewCo was formed for the purpose of effecting a merger of Sonus Networks, Inc. ("Sonus"), a Delaware corporation, and GENBAND Holdings Company ("GENBAND") and its two related holding companies, GENBAND Inc. ("GB") and GNBAND II, Inc. ("GB II"), pursuant to the Agreement and Plan of Merger between the parties, dated May 23, 2017 (the "Merger Agreement"). Following a series of merger transactions specified under the Merger Agreement (collectively, the "Mergers"), both Sonus and GENBAND will each become a wholly-owned subsidiary of NewCo as of the closing of the transaction. Upon the terms and subject to the conditions set forth in the Merger Agreement, former stockholders of Sonus will own approximately 50%, and former shareholders of GENBAND, GB and GB II will collectively own approximately 50%, of the shares of NewCo common stock issued and outstanding immediately following the consummation of the Mergers.

The Mergers are described in the joint proxy statement/prospectus that is included in NewCo's Registration Statement on Form S-4 (File No. 333-219008) filed with the Securities and Exchange Commission ("SEC") on June 28, 2017, as subsequently amended and declared effective on September 22, 2017 (the "Form S-4").

Completion of the transactions contemplated by the Merger Agreement requires, among other things, the separate approvals of Sonus stockholders, GENBAND shareholders, GB stockholders and GB II stockholders. Sonus held a special meeting of its stockholders (the "Sonus Special Meeting") on Thursday, October 26, 2017, at which Sonus' stockholders voted to, among other things, adopt the Merger Agreement. GENBAND held an extraordinary general meeting of GENBAND shareholders on October 25, 2017, and each of GB and GB II held a special meeting of its stockholders (collectively, the "GB Special Meetings"), at which the GENBAND, GB and GB II shareholders or stockholders, as applicable, also voted to, among other things, adopt the Merger Agreement. NewCo expects that the Mergers will be consummated on Friday, October 27, 2017.

As a result of the transactions contemplated by the Merger Agreement, Sonus and GENBAND will each become a wholly owned subsidiary of NewCo. The common stock of NewCo is expected to be listed for trading on the NASDAQ Global Select Market under the symbol "SONS." NewCo's principal executive offices are currently located at 4 Technology Park Drive, Westford, MA 01886 and its telephone number is (978) 614-8100.

NewCo has not commenced operations, has no significant assets or liabilities, and has not carried on any activities other than those incidental to its formation and the matters contemplated by the Merger Agreement. As of September 30, 2017, Sonus is NewCo's sole stockholder and NewCo does not hold any equity interest in any other legal entity.

Basis of Presentation and Significant Accounting Policies

The accompanying unaudited condensed financial statements of NewCo have been prepared in conformity with accounting principles generally accepted in the United States of America ("GAAP") pursuant to the rules and regulations of the SEC regarding interim financial reporting. Accordingly, the unaudited condensed financial statements do not include all of the information and footnotes required by GAAP for complete financial statements and should be read in conjunction with NewCo's Form S-4. In the opinion of management, the financial statements include all adjustments (which are of a normal and recurring nature) necessary for the fair presentation of the results of the interim period presented.

Preparing financial statements requires management to make estimates and assumptions that affect the amounts that are reported in the financial statements and accompanying disclosures. Although these estimates are based on management's best knowledge of current events and actions that NewCo may undertake in the future, actual results may be different from these estimates. The results of operations for the three months ended September 30, 2017 are not necessary indicative of the results to be expected for any future period or the full fiscal year.

NewCo's fiscal year ends on December 31, with the first quarter ending on March 31, the second quarter ending on June 30 and the third quarter ending on September 30 of each year.

SOLSTICE SAPPHIRE INVESTMENTS, INC.
Notes to Condensed Consolidated Financial Statements (Continued)
(unaudited)

(2) COMMON STOCK

As of September 30, 2017, there were 1,000 shares of common stock of NewCo, par value of $0.0001 per share, issued and outstanding. All such issued and outstanding shares were held by Sonus.

(3) DUE FROM STOCKHOLDER

Amounts receivable from Sonus are associated with the issuance of NewCo's common stock.

(4) SUBSEQUENT EVENT

On October 25, 2017, GENBAND, GB and GB II held the GB Special Meetings, at which each entity's respective shareholders voted to, among other things, adopt the Merger Agreement. On October 26, 2017, Sonus held the Sonus Special Meeting, at which its stockholders voted to, among other things, adopt the Merger Agreement.NewCo expects that the Merger will be consummated on Friday, October 27, 2017.

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion of the financial condition and results of operations of Solstice Sapphire Investments, Inc. ("NewCo") should be read in conjunction with the joint proxy statement/prospectus that is included in NewCo's Registration Statement on Form S-4 (File No. 333-219008) filed with the Securities and Exchange Commission ("SEC") on June 28, 2017, as subsequently amended and declared effective on September 22, 2017 (the "Form S-4").

Overview

We are a Delaware holding company that was incorporated on May 19, 2017. We were formed for the purpose of effecting a merger of Sonus Networks, Inc. ("Sonus"), a Delaware corporation, and GENBAND Holdings Company ("GENBAND") and its two related holding companies, GENBAND Inc. ("GB") and GENBAND II, Inc. ("GB II"), pursuant to the Agreement and Plan of Merger between the parties, dated May 23, 2017 (the "Merger Agreement"). Following a series of merger transactions specified under the Merger Agreement (collectively, the "Mergers"), both Sonus and GENBAND will each become a wholly-owned subsidiary of NewCo as of the closing of the transaction.

Upon the terms and subject to the conditions set forth in the Merger Agreement, former stockholders of Sonus will own approximately 50%, and former shareholders of GENBAND, GB and GB II will collectively own approximately 50%, of the shares of NewCo common stock issued and outstanding immediately following the consummation of the Mergers.

Completion of the transaction contemplated by the Merger Agreement requires, among other things, the separate approvals of Sonus stockholders, GENBAND shareholders, GB stockholders and GB II stockholders. Sonus held a special meeting of its stockholders (the "Sonus Special Meeting") on Thursday, October 26, 2017, at which Sonus' stockholders voted to, among other things, adopt the Merger Agreement. GENBAND held an extraordinary general meeting of GENBAND shareholders on October 25, 2017 and each of GB and GB II held a special meeting of its stockholders on Wednesday, October 25, 2017, at which the GENBAND, GB and GB II shareholders or stockholders, as applicable, also voted to, among other things, adopt the Merger Agreement. We expect that the Mergers will be consummated on Friday, October 27, 2017.

As a result of the transactions contemplated by the Merger Agreement, Sonus and GENBAND will each become a wholly owned subsidiary of NewCo. Our common stock is expected to be listed for trading on the NASDAQ Global Select Market under the symbol "SONS." Our principal executive offices are currently located at 4 Technology Park Drive, Westford, MA 01886 and our telephone number is (978) 614-8100.

We have not commenced operations, has no significant assets or liabilities, and have not carried on any activities other than those incidental to our formation and the matters contemplated by the Merger Agreement. As of September 30, 2017, Sonus is our sole stockholder and we do not hold any equity interest in any other legal entity.

Liquidity and Capital Resources

Our Board of Directors authorized NewCo to issue 1,000 shares of our common stock to Sonus.

Item 3.    Quantitative and Qualitative Disclosures About Market Risk

During the period covered by this report, we did not conduct any material activities and therefore did not incur any significant interest rate risk, foreign currency exchange rate risk, commodity price risk or other relevant market risks.

Item 4.    Controls and Procedures

Disclosure Controls and Procedures

Evaluation of Disclosure Controls and Procedures. Our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")) as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of September 30, 2017.

Changes in Internal Control over Financial Reporting. There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter ended September 30, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II OTHER INFORMATION

Item 1.    Legal Proceedings

On July 19, 2017, Taqua Holdings, LLC ("Holdings") filed a lawsuit against Sonus, GENBAND, Taqua, LLC ("Taqua") and several of Sonus' and GENBAND's merger-related subsidiaries, including us (collectively, the "Holdings Lawsuit Defendants") in Texas state court, District of Dallas County (Case No. DC-17-08630) (the "Holdings Complaint"), based on an Earn-Out Agreement, dated as of September 26, 2016, between Sonus and Holdings (the "Earn-Out Agreement"). The Holdings Complaint alleges that: (i) Sonus purportedly breached the Earn-Out Agreement by implementing a restructuring plan (the "Taqua Restructuring Initiative"), that was allegedly intended to undermine Taqua's business and Sonus' payment obligation; and (ii) Sonus purportedly acquired Taqua for the purpose of eliminating Taqua as a competitor before the Mergers, and that Sonus never intended to promote Taqua products.

The Holdings Complaint purports to seek monetary damages for Sonus' alleged breach of the Earn-Out Agreement and an injunction of both the Taqua Restructuring Initiative and the Mergers.

The Holdings Lawsuit Defendants believe Holdings' allegations are without merit and intend to contest the lawsuit vigorously.

On August 29, 2017, the Texas state court denied Holdings' Motion for Expedited Discovery and granted Sonus' Motion to Compel Arbitration and Stay Proceedings. Therefore, as of August 29, 2017, this lawsuit is stayed until further order of the court. Pursuant to the Membership Interest Purchase Agreement between the parties, dated September 26, 2016, Sonus and Holdings have initiated non-binding mediation in an attempt to resolve this dispute. We do not expect the results of this suit to have a material adverse effect on our business or consolidated financial statements.

Item 1A.    Risk Factors

During the period covered by this report, we did not conduct any material activities other than those related to our formation and the matters contemplated by the Merger Agreement. Therefore, we did not incur any significant risk.

You should also read and consider the risk factors associated with Sonus and GENBAND and its subsidiaries because these risk factors may affect the operations and financial results of the combined company upon consummation of the Mergers. Sonus' risk factors may be found under Part 1, Item 1A of Sonus' Quarterly Report on Form 10-Q, filed with the SEC on October 26, 2017. GENBAND's risk factors may be found in the joint proxy statement/prospectus that is included in NewCo's Form S-4, which is on file with the SEC.

Item 6.    Exhibits

Exhibit No.		Description
2.1	+
Agreement and Plan of Merger, dated as of May 23, 2017, between Sonus Networks, Inc., Solstice Sapphire Investments, Inc., Solstice Sapphire, Inc., Green Sapphire Investments LLC, Green Sapphire LLC, GENBAND Holdings Company, GENBAND Inc. and GENBAND II, Inc. (incorporated by reference to Exhibit 2.1 to Amendment No. 3 to the Company's Registration Statement on Form S-4 filed with the SEC on September 20, 2017 (File No. 333-219008)).

3.1
Certificate of Incorporation of Solstice Sapphire Investments, Inc. (incorporated by reference to Exhibit 3.1 to the Company's Registration Statement on Form S-4 filed with the SEC on June 28, 2017 (File No. 333-219008)).

3.2		Bylaws of Solstice Sapphire Investments, Inc. (incorporated by reference to Exhibit 3.2 to the Company's Registration Statement on Form S-4 filed with the SEC on June 28, 2017 (File No. 333-0219008)).
3.3
Form of Amended and Restated Certificate of Incorporation of Solstice Sapphire Investments, Inc. (incorporated by reference to Exhibit 3.3 to Amendment No. 3 to the Company's Registration Statement on Form S-4 filed with the SEC on September 20, 2017 (File No. 333-219008)).

3.4
Form of Amended and Restated Bylaws of Solstice Sapphire Investments, Inc. (incorporated by reference to Exhibit 3.4 to Amendment No. 3 to the Company's Registration Statement on Form S-4 (filed with the SEC on September 20, 2017 (File No. 333-219008)).

31.1	*	Certificate of Solstice Sapphire Investments, Inc. Chief Executive Officer and Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	#	Certificate of Solstice Sapphire Investments, Inc. Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS		XBRL Instance Document
101.SCH		XBRL Taxonomy Extension Schema
101.CAL		XBRL Taxonomy Extension Calculation Linkbase
101.DEF		XBRL Taxonomy Extension Definition Linkbase
101.LAB		XBRL Taxonomy Extension Label Linkbase
101.PRE		XBRL Taxonomy Extension Presentation Linkbase

_______________________________________

+
Certain schedules and exhibits to this agreement have been omitted pursuant to Item 601(b)(2) of Regulation S-K and the Registrant agrees to furnish supplementally a copy of any omitted schedule and/or exhibit upon request by the SEC.

*	Filed herewith.

#	Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: October 26, 2017	SOLSTICE SAPPHIRE INVESTMENTS, INC.

By:	/s/ Susan M. Villare
Susan M. Villare President and Treasurer (Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)