Form 10-Q
period 2018-03-31
Ribbon Communications Inc.
filed 2018-04-30
CIK 1708055

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2018
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

N/A
(Former name, former address and former fiscal year, if changed since last report)

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

As of April 17, 2018, there were 104,087,213 shares of the registrant's common stock, $0.0001 par value per share, outstanding.

RIBBON COMMUNICATIONS INC.
FORM 10-Q
QUARTERLY PERIOD ENDED MARCH 31, 2018

Cautionary Note Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q contains "forward-looking statements" within the meaning of the U.S. Private Securities Litigation Reform Act of 1995, which are subject to a number of risks and uncertainties. All statements other than statements of historical facts contained in this Quarterly Report on Form 10-Q, including statements regarding our future expenses, results of operations and financial position, integration activities, beliefs about our market capitalization, anticipated effects of the new revenue recognition standard on our financial results, business strategy, statements about the impact of the merger transactions described herein, plans and objectives of management for future operations, plans for future cost reductions, restructuring activities and plans for future product development and manufacturing are forward-looking statements. Without limiting the foregoing, the words "anticipates", "believes", "could", "estimates", "expects", "intends", "may", "plans", "seeks" and other similar language, whether in the negative or affirmative, are intended to identify forward-looking statements, although not all forward-looking statements contain these identifying words. Forward-looking statements are based on our current expectations and assumptions regarding our business, the economy and other future conditions. Because forward-looking statements relate to the future, they are subject to inherent uncertainties, risks and changes in circumstances that are difficult to predict. These statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements including, but not limited to, our successful completion of integration activities; our ability to realize the benefits from mergers and acquisitions; the effects of disruption from mergers and acquisitions, making it more difficult to maintain relationships with employees, customers, business partners or government entities; the timing of customer purchasing decisions and our recognition of revenues; economic conditions; our ability to recruit and retain key personnel; difficulties supporting our strategic focus on channel sales; difficulties retaining and expanding our customer base; difficulties leveraging market opportunities; the impact of restructuring and cost-containment activities; litigation; acceptance of our products and services; rapid technological and market change; our ability to protect our intellectual property rights; our ability to maintain partner, reseller, distribution and vendor support and supply relationships; higher risks in international operations and markets; the impact of increased competition; currency fluctuations; changes in the market price of our common stock; and/or failure or circumvention of our controls and procedures. We therefore caution you against relying on any of these forward-looking statements.

Important factors that could cause actual results to differ materially from those in these forward-looking statements are also discussed in Part I, Item 2, "Management's Discussion and Analysis of Financial Condition and Results of Operations: of this Quarterly Report on Form 10-Q and Part I, Item 1A and Part II, Item 7A, "Risk Factors" and "Quantitative and Qualitative Disclosures About Market Risk," respectively, of our Annual Report on Form 10-K for the fiscal year ended December 31, 2017. Also, any forward-looking statement made by us in this Quarterly Report on Form 10-Q speaks only as of the date on which this Quarterly Report on Form 10-Q was first filed. We undertake no obligation to publicly update any forward-looking statement, whether as a result of new information, future developments or otherwise.

Presentation of Information

Effective October 27, 2017, we completed the merger (the "Merger") of Sonus Networks, Inc. ("Sonus"), GENBAND Holdings Company, GENBAND, Inc. and GENBAND II, Inc. (collectively, "GENBAND").

Unless the context otherwise requires, references in this Quarterly Report on Form 10-Q to "Ribbon," "Ribbon Communications," "Company," "we," "us" and "our" and "the Company" refer to (i) Sonus Networks, Inc. and its subsidiaries prior to the Merger and (ii) Ribbon Communications Inc. and its subsidiaries upon completion of the Merger, as applicable.

PART I FINANCIAL INFORMATION

Item 1. Financial Statements
RIBBON COMMUNICATIONS INC.
Condensed Consolidated Balance Sheets
(in thousands, except share and per share data)
(unaudited)

	March 31, 2018	December 31, 2017
Assets
Current assets:
Cash and cash equivalents	$58,589	$57,073
Marketable securities	23,724	17,224
Accounts receivable, net	125,504	165,156
Inventory	21,422	21,303
Other current assets	22,192	21,463
Total current assets	251,431	282,219
Property and equipment, net	24,002	24,780
Intangible assets, net	232,105	244,414
Goodwill	335,716	335,716
Investments	2,225	9,031
Deferred income taxes	8,154	8,434
Other assets	7,445	6,289
	$861,078	$910,883
Liabilities and Stockholders' Equity
Current liabilities:
Revolving credit facility	$20,000	$20,000
Accounts payable	37,119	45,851
Accrued expenses and other	62,749	76,380
Deferred revenue	103,162	100,571
Total current liabilities	223,030	242,802
Long-term debt, related party	22,500	22,500
Deferred revenue, net of current	14,218	14,184
Deferred income taxes	3,092	2,787
Other long-term liabilities	13,203	13,189
Total liabilities	276,043	295,462
Commitments and contingencies (Note 15)
Stockholders' equity:
Preferred stock, $0.01 par value per share; 10,000,000 shares authorized, none issued and outstanding	—	—
Common stock, $0.0001 par value per share; 240,000,000 shares authorized; 102,054,720 shares issued and outstanding at March 31, 2018; 101,752,856 shares issued and outstanding at December 31, 2017	10	10
Additional paid-in capital	1,687,231	1,684,768
Accumulated deficit	(1,105,366)	(1,072,426)
Accumulated other comprehensive income	3,160	3,069
Total stockholders' equity	585,035	615,421
	$861,078	$910,883

See notes to the unaudited condensed consolidated financial statements.

RIBBON COMMUNICATIONS INC.
Condensed Consolidated Statements of Operations
(in thousands, except per share data)
(unaudited)

	Three months ended
	March 31, 2018	March 31, 2017
Revenue:
Product	$51,531	$25,395
Service	69,649	27,973
Total revenue	121,180	53,368
Cost of revenue:
Product	33,014	9,753
Service	32,893	9,867
Total cost of revenue	65,907	19,620
Gross profit	55,273	33,748
Operating expenses:
Research and development	39,049	20,209
Sales and marketing	31,926	14,676
General and administrative	15,601	9,019
Acquisition- and integration-related	4,412	56
Restructuring	6,668	570
Total operating expenses	97,656	44,530
Loss from operations	(42,383)	(10,782)
Interest income (expense), net	(599)	258
Other income, net	248	1
Loss before income taxes	(42,734)	(10,523)
Income tax provision	(2,170)	(123)
Net loss	$(44,904)	$(10,646)
Loss per share:
Basic	$(0.44)	$(0.22)
Diluted	$(0.44)	$(0.22)
Shares used to compute loss per share:
Basic	101,917	49,114
Diluted	101,917	49,114

See notes to the unaudited condensed consolidated financial statements.

RIBBON COMMUNICATIONS INC.
Condensed Consolidated Statements of Comprehensive Loss
(in thousands)
(unaudited)

	Three months ended
	March 31, 2018	March 31, 2017
Net loss	$(44,904)	$(10,646)
Other comprehensive income, net of tax:
Foreign currency translation adjustments	163	125
Unrealized (loss) gain on available-for sale marketable securities, net of reclassification adjustments for realized amounts	(72)	3
Other comprehensive income, net of tax	91	128
Comprehensive loss, net of tax	$(44,813)	$(10,518)

See notes to the unaudited condensed consolidated financial statements.

RIBBON COMMUNICATIONS INC.
Condensed Consolidated Statements of Cash Flows
(in thousands)
(unaudited)

	Three months ended
	March 31, 2018	March 31, 2017
Cash flows from operating activities:
Net loss	$(44,904)	$(10,646)
Adjustments to reconcile net loss to cash flows provided by operating activities:
Depreciation and amortization of property and equipment	2,507	1,823
Amortization of intangible assets	12,309	2,259
Stock-based compensation	2,824	3,263
Deferred income taxes	528	238
Changes in operating assets and liabilities:
Accounts receivable	39,763	14,324
Inventory	(412)	315
Other operating assets	(2,182)	(405)
Accounts payable	(8,976)	(651)
Accrued expenses and other long-term liabilities	(12,820)	(10,530)
Deferred revenue	14,755	3,614
Net cash provided by operating activities	3,392	3,604
Cash flows from investing activities:
Purchases of property and equipment	(1,827)	(998)
Purchases of marketable securities	—	(18,632)
Sale/maturities of marketable securities	245	15,693
Net cash used in investing activities	(1,582)	(3,937)
Cash flows from financing activities:
Borrowings under revolving line of credit	10,000	—
Principal payments on revolving line of credit	(10,000)	—
Principal payments of capital lease obligations	(118)	(10)
Payment of debt issuance costs	(22)	—
Proceeds from the sale of common stock in connection with employee stock purchase plan and exercise of stock options	10	644
Payment of tax withholding obligations related to net share settlements of restricted stock awards	(370)	(496)
Net cash (used in) provided by financing activities	(500)	138
Effect of exchange rate changes on cash and cash equivalents	206	203
Net increase in cash and cash equivalents	1,516	8
Cash and cash equivalents, beginning of year	57,073	31,923
Cash and cash equivalents, end of period	$58,589	$31,931
Supplemental disclosure of cash flow information:
Interest paid	$667	$66
Income taxes paid	$1,003	$490
Income tax refunds received	$196	$80
Supplemental disclosure of non-cash investing activities:
Capital expenditures incurred, but not yet paid	$368	$318
Supplemental disclosure of non-cash financing activities:
Total fair value of restricted stock awards, restricted stock units and performance-based stock units on date vested	$5,253	$2,852

See notes to the unaudited condensed consolidated financial statements.

RIBBON COMMUNICATIONS INC.
Notes to Condensed Consolidated Financial Statements
(unaudited)

(1) BASIS OF PRESENTATION

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

Basis of Presentation

In the opinion of management, the accompanying unaudited condensed consolidated financial statements include all adjustments, consisting only of normal recurring items, necessary for their fair presentation with accounting principles generally accepted in the United States of America ("GAAP") and with the rules and regulations of the U.S. Securities and Exchange Commission ("SEC").

On October 27, 2017 (the "Merger Date"), Sonus Networks, Inc. ("Sonus") consummated an acquisition as specified in an Agreement and Plan of Merger (the "Merger Agreement") with Solstice Sapphire Investments, Inc. ("NewCo") and certain of its wholly-owned subsidiaries, GENBAND Holdings Company, GENBAND Inc. and GENBAND II, Inc. (collectively, "GENBAND") pursuant to which, following a series of merger transactions (collectively, the "Merger"), Sonus and GENBAND each became a wholly-owned subsidiary of NewCo, with Sonus deemed the acquirer in the transaction for accounting purposes. Subsequently, on November 28, 2017, the Company changed its name to "Ribbon Communications Inc."

The condensed consolidated financial statements of the Company represent the consolidated financial statements of Sonus, prior to the Merger Date, and the condensed consolidated financial statements of Ribbon, on and after the Merger Date. The financial results of GENBAND are included in Ribbon's condensed consolidated financial statements beginning on the Merger Date.

Interim results are not necessarily indicative of results for a full year or any future interim period. The information included in this Quarterly Report on Form 10-Q should be read in conjunction with the Company's Annual Report on Form 10-K for the year ended December 31, 2017 (the "Annual Report"), which was filed with the SEC on March 8, 2018.

Significant Accounting Policies

The Company's significant accounting policies are disclosed in Note 2 to the Consolidated Financial Statements included in the Annual Report. There were no material changes to the significant accounting policies during the three months ended March 31, 2018, apart from the Company's accounting policy related to revenue recognition, as discussed below.

Effective January 1, 2018, the Company adopted Accounting Standards Codification ("ASC") 606, Revenue from Contracts with Customers ("ASC 606" or the "New Revenue Standard"), the new standard on revenue from contracts with customers,

RIBBON COMMUNICATIONS INC.
Notes to Condensed Consolidated Financial Statements (Continued)
(unaudited)

which codified Accounting Standards Update ("ASU") 2014-09, Revenue from Contracts with Customers ("ASU 2014-09"). As a result, the Company changed its accounting policy for revenue recognition to ensure compliance with ASC 606 and is described below.

Revenue Recognition Policy

The Company derives revenues from two primary sources: products and services. Product revenue includes the Company's hardware and software that function together to deliver the products' essential functionality. Software and hardware are also sold on a standalone basis. Services include customer support (software updates and technical support), consulting, design services, installation services and training. A typical contract includes both product and services. Generally, contracts with customers contain multiple performance obligations. For these contracts, the Company accounts for individual performance obligations separately if they are distinct. The transaction price is allocated to the separate performance obligations on a relative standalone selling price basis. Standalone selling prices are typically estimated based on observable transactions when these services are sold on a standalone basis.

The software licenses typically provide a perpetual right to use the Company's software. The Company also sells term-based software licenses that expire and Software-as-a-Service ("SaaS")-based software which are referred to as subscription arrangements. The Company does not customize its software nor are installation services required, as the customer has a right to utilize internal resources or a third-party service company. The software and hardware are delivered before related services are provided and are functional without professional services or customer support. The Company has concluded that its software licenses are functional intellectual property that are distinct, as the user can benefit from the software on its own. The product revenue is typically recognized upon transfer of control or when the software is made available for download, as this is the point that the user of the software can direct the use of, and obtain substantially all of the remaining benefits from, the functional intellectual property. The Company does not recognize software revenue related to the renewal of subscription software licenses earlier than the beginning of the subscription period. Hardware product is generally sold with software to provide the customer solution.

Services revenue includes revenue from customer support and other professional services. The Company offers warranties on its products. Certain of the Company's warranties are considered to be assurance-type in nature and do not cover anything beyond ensuring that the product is functioning as intended. Based on the guidance in ASC 606, assurance-type warranties do not represent separate performance obligations. The Company also sells separately-priced maintenance service contracts which qualify as service-type warranties and represent separate performance obligations. The Company does not allow and has no history of accepting product returns.

Customer support includes software updates on a when-and-if-available basis, telephone support, integrated web-based support and bug fixes or patches. The Company sells its customer support contracts at a percentage of list or net product price related to the support. Customer support revenue is recognized ratably over the term of the customer support agreement, which is typically one year.

The Company's professional services include consulting, technical support, resident engineer services, design services and installation services. Because control transfers over time, revenue is recognized based on progress toward completion of the performance obligation. The method to measure progress toward completion requires judgment and is based on the nature of the products or services to be provided. The Company generally uses the input method to measure progress for its contracts because it best depicts the transfer of assets to the customer, which occurs as the Company incurs costs for the contracts. Under the cost-to-cost measure of progress, the progress toward completion is measured based on the ratio of costs incurred to date to the total estimated costs at completion of the performance obligation. Revenue is recorded proportionally as costs are incurred. Costs to fulfill these obligations include labor and subcontractor costs.

Customer training includes courses offered by the Company. The related revenue is typically recognized as the training services are performed.

Principles of Consolidation

The condensed consolidated financial statements include the accounts of Ribbon and its wholly-owned subsidiaries. Intercompany transactions and balances have been eliminated in consolidation.

RIBBON COMMUNICATIONS INC.
Notes to Condensed Consolidated Financial Statements (Continued)
(unaudited)

Use of Estimates and Judgments

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Significant estimates and judgments relied upon in preparing these consolidated financial statements include accounting for business combinations; revenue recognition for multiple element arrangements, including determining the standalone selling prices of performance obligations; inventory valuations; assumptions used to determine the fair value of stock-based compensation; intangible assets and goodwill valuations, including impairments; legal contingencies; and recoverability of Ribbon's net deferred tax assets and the related valuation allowances. Ribbon regularly assesses these estimates and records changes in estimates in the period in which they become known. Ribbon bases its estimates on historical experience and various other assumptions that it believes to be reasonable under the circumstances. Actual results could differ from those estimates.

Reclassifications

Certain reclassifications have been made to the previously issued financial statements to conform to the current period presentation, none of which affected net loss as previously reported.

Fair Value of Financial Instruments

The carrying amounts of the Company's financial instruments, which include cash equivalents; marketable securities; investments; accounts receivable; revolving credit facility; accounts payable; long-term debt, related party; and other long-term liabilities; approximate their fair values.

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

Foreign Currency Translation

As part of ongoing merger integration activities, the Company conducted an assessment of the functional currencies of its foreign subsidiaries. The Company concluded that the U.S. dollar is the appropriate functional currency for the majority of the former GENBAND foreign subsidiaries, based on its assessment of underlying factors. As such, the functional currency was changed to the U.S. dollar effective January 1, 2018.

Recent Accounting Pronouncements

In February 2018, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2018-02, Income Statement - Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income ("ASU 2018-02"), which amends ASC 220 to allow a reclassification from accumulated other comprehensive income to retained earnings for stranded tax effects resulting from the Tax Cuts and Jobs Act and requires entities to provide certain disclosures regarding stranded tax effects. ASU 2018-02 is effective for the Company beginning January 1, 2019, with early adoption permitted. The Company is currently assessing the potential impact of the adoption of ASU 2018-02 on its consolidated financial statements.

In May 2014, the FASB issued ASU 2014-09, which, among other things, clarified the implementation of the new revenue guidance and delayed the adoption by one year, to January 1, 2018.The New Revenue Standard outlines a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance, including industry-specific guidance. The core principle of the revenue model is that an entity recognizes

RIBBON COMMUNICATIONS INC.
Notes to Condensed Consolidated Financial Statements (Continued)
(unaudited)

revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. In applying the revenue model to contracts within its scope, an entity identifies the contract(s) with a customer, identifies the performance obligations in the contract, determines the transaction price, allocates the transaction price to the performance obligations in the contract and recognizes revenue when (or as) the entity satisfies a performance obligation. Effective January 1, 2018, the Company adopted the New Revenue Standard using the modified retrospective option and has identified the necessary changes to its policies, processes, systems and controls. Under the modified retrospective method, the Company is applying the New Revenue Standard to all contracts not yet completed as of January 1, 2018, recognizing in beginning Accumulated deficit an adjustment for the cumulative effect of the change and providing additional disclosures comparing results to those as if the Company was still following the previous accounting standards. Under ASC 605, the Company concluded it did not have VSOE for certain elements in software bundled arrangements, which resulted in revenue being recognized ratably over the longest performance period. The majority of the transition adjustment related to these arrangements. In connection with the adoption of ASC 606, as of January 1, 2018, the Company recorded an adjustment to decrease Accumulated deficit by approximately $12 million and capitalized certain commission costs resulting directly from securing contracts which were previously expensed.

In May 2017, the FASB issued ASU 2017-09, Compensation - Stock Compensation (Topic 718): Scope of Modification Accounting ("ASU 2017-09"), which amends the scope of modification accounting for share-based payment arrangements such that an entity would not apply modification accounting if the fair value, vesting conditions and classification of the awards are the same immediately before and after the modification. ASU 2017-09 became effective for the Company beginning January 1, 2018 for both interim and annual reporting periods. The adoption of ASU 2017-09 did not have a material impact on the Company's condensed consolidated financial statements.

In March 2017, the FASB issued ASU 2017-07, Compensation - Retirement Benefits (Topic 715): Improving the Presentation of Net Periodic Pension Cost and Net Periodic Post Retirement Benefit Cost ("ASU 2017-07"). ASU 2017-07 amends the requirements in ASC 715 to require entities to disaggregate the current-service-cost component from the other components of net benefit cost (the "other components") and include it with other current compensation costs for related employees, present the other components elsewhere in the income statement and outside of income from operations if such a subtotal is presented and disclose the income statement lines that contain the other components if they are not presented on appropriately described separate lines. ASU 2017-07 became effective for the Company beginning January 1, 2018 for both interim and annual reporting periods. The adoption of ASU 2017-07 did not have a material impact on the Company's condensed consolidated financial statements.

In October 2016, the FASB issued ASU 2016-16, Income Taxes (Topic 740): Intra-Entity Transfers of Assets Other Than Inventory ("ASU 2016-16"), which removes the prohibition in ASC 740, Income Taxes, against the immediate recognition of the current and deferred income tax effects of intra-entity transfers of assets other than inventory. ASU 2016-16 is effective for the Company beginning January 1, 2019 for both interim and annual reporting periods. The Company does not believe that the adoption of this standard will have a material impact on its consolidated financial statements.

In August 2016, the FASB issued ASU 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments ("ASU 2016-15"), which adds or clarifies guidance on eight cash flow issues, including debt prepayment or debt extinguishment costs, settlement of zero-coupon debt instruments or certain other debt instruments, contingent consideration payments made after a business combination, proceeds from the settlement of insurance claims, proceeds from the settlement of corporate-owned life insurance policies, distributions received from equity method investees, beneficial interests in securitization transactions and separately identifiable cash flows and application of the predominance principle. ASU 2016-15 became effective for the Company beginning January 1, 2018 for both interim and annual reporting periods. Entities must apply the guidance retrospectively to all periods presented but may apply it prospectively from the earliest date practicable if retrospective application would be impracticable. The adoption of ASU 2016-15 did not have a material impact on the Company's condensed consolidated financial statements.

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

RIBBON COMMUNICATIONS INC.
Notes to Condensed Consolidated Financial Statements (Continued)
(unaudited)

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842) Section A - Leases: Amendments to the FASB Accounting Standards Codification ("ASU 2016-02"), its new standard on accounting for leases. ASU 2016-02 introduces a lessee model that brings most leases onto the balance sheet. ASU 2016-02 eliminates the current GAAP requirement for an entity to use bright-line tests in determining lease classification. ASU 2016-02 is effective for the Company for both interim and annual periods beginning January 1, 2019. Upon adoption of ASU 2016-02, the Company will recognize lease obligations for the right to use these assets in connection with its existing lease agreements. In January 2018, the FASB issued ASU 2018-01, Leases (Topic 842): Land Easement Practical Expedient for Transition to Topic 842, which provided additional clarification and implementation guidance. The Company is currently assessing the potential impact of the adoption of ASU 2016-02 and related clarification guidance on its consolidated financial statements and accordingly, such amounts to be recognized on the balance sheet have yet to be determined.

(2) BUSINESS ACQUISITION

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

NewCo assumed the liability under GENBAND's revolving credit facility with Silicon Valley Bank, which had outstanding borrowings and letters of credit totaling $17.9 million and $2.9 million, respectively, at October 27, 2017. At October 27, 2017, the outstanding borrowings had an average interest rate of 4.67%.

The Merger has been accounted for as a business combination and the financial results of GENBAND have been included in the Company's consolidated financial statements for the period subsequent to its acquisition.

As of March 31, 2018, the valuation of acquired assets, identifiable intangible assets and certain assumed liabilities is preliminary. The Company is still in the process of investigating the facts and circumstances existing as of the Merger Date in order to finalize its valuation. The Company expects to finalize the valuation of the assets acquired and liabilities assumed in the third quarter of 2018.

RIBBON COMMUNICATIONS INC.
Notes to Condensed Consolidated Financial Statements (Continued)
(unaudited)

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
$479,433

The valuation of the acquired intangible assets is inherently subjective and relies on significant unobservable inputs. The Company used an income approach to value the acquired developed technology, customer relationships and trade name intangible assets. The valuation for each of these intangible assets was based on estimated projections of expected cash flows to be generated by the assets, discounted to the present value at discount rates commensurate with perceived risk. The valuation assumptions take into consideration the Company's estimates of customer attrition, technology obsolescence and revenue growth projections. The Company will reclassify its in-process research and development intangible asset to developed technology intangible asset in the period that the related product becomes generally available and begin to record amortization expense for the developed technology intangible asset at that time. The Company is amortizing the identifiable intangible assets in relation to the expected cash flows from the individual intangible assets over their respective useful lives, which have a weighted average life of 8.3 years (see Note 6). Goodwill resulting from the transaction is primarily due to expected synergies between the combined companies and is not deductible for tax purposes.

Pro Forma Results

The following unaudited pro forma information presents the condensed combined results of operations of Sonus and GENBAND for the three months ended March 31, 2017 as if the Merger had been completed on January 1, 2017, with adjustments to give effect to pro forma events that are directly attributable to the Merger. These pro forma adjustments include a reduction of historical GENBAND revenue for the fair value adjustment related to acquired deferred revenue, an increase in amortization expense for the acquired identifiable intangible assets, a decrease in historical GENBAND interest expense reflecting the extinguishment of certain of GENBAND's debt as a result of the Merger, net of the interest expense recorded in connection with the promissory note issued to certain GENBAND equity holders as part of the purchase consideration and the elimination of revenue and costs related to sales transactions between Sonus and GENBAND.

RIBBON COMMUNICATIONS INC.
Notes to Condensed Consolidated Financial Statements (Continued)
(unaudited)

The unaudited pro forma results do not reflect any operating efficiencies or potential cost savings that may result from the consolidation of the operations of Sonus and GENBAND. Accordingly, these unaudited pro forma results are presented for illustrative purposes and are not intended to represent or be indicative of the actual results of operations of the combined company that would have been achieved had the Merger occurred at the beginning of the period presented, nor are they intended to represent or be indicative of future results of operations (in thousands, except per share amounts):

Three months ended March 31, 2017

Revenue	$128,705
Net loss	$(42,750)
Loss per share	$(0.42)

Acquisition- and Integration-Related Expenses

Acquisition- and integration-related expenses include those expenses related to acquisitions that would otherwise not have been incurred by the Company. The acquisition-related expenses include professional and services fees such as legal, audit, consulting, paying agent and other fees, and expenses related to cash payments to certain former executives of the acquired businesses in connection with their employment agreements. The integration-related expenses represent incremental costs related to combining the two companies, such as third-party consulting and other third-party services related to merging the two separate companies' systems and processes. The amount recorded in the three months ended March 31, 2018 relates to the Merger. The amount recorded in the three months ended March 31, 2017 relates to professional fees incurred in connection with the Company's September 2016 acquisition of Taqua, LLC. The Company's acquisition- and integration-related expense for the three months ended March 31, 2018 and 2017 were as follows (in thousands):

	Three months ended
	March 31, 2018	March 31, 2017
Professional and services fees (acquisition-related)	$210	$56
Management bonuses (acquisition-related)	1,674	—
Integration-related expenses	2,528	—
	$4,412	$56

(3) EARNINGS (LOSS) PER SHARE

Basic earnings (loss) per share is computed by dividing net income (loss) by the weighted average number of shares outstanding during the period. For periods in which the Company reports net income, diluted net earnings per share is determined by using the weighted average number of common and dilutive common equivalent shares outstanding during the period unless the effect is antidilutive.

The calculations of shares used to compute loss per share were as follows (in thousands):

	Three months ended
	March 31, 2018	March 31, 2017
Weighted average shares outstanding—basic	101,917	49,114
Potential dilutive common shares	—	—
Weighted average shares outstanding—diluted	101,917	49,114

Options to purchase the Company's common stock and unvested shares of restricted and performance-based stock

RIBBON COMMUNICATIONS INC.
Notes to Condensed Consolidated Financial Statements (Continued)
(unaudited)

aggregating 2.7 million have not been included in the computation of diluted loss per share for the three months ended March 31, 2018 because their effect would have been antidilutive. Options to purchase the Company's common stock, unvested shares of restricted and performance-based stock and shares in connection with future purchases under the Company's Amended and Restated 2000 Employee Stock Purchase Plan, as amended (the "ESPP"), totaling 8.4 million shares for the three months ended March 31, 2017 have not been included in the computation of diluted loss per share because their effect would have been antidilutive.

(4) CASH EQUIVALENTS, MARKETABLE SECURITIES AND INVESTMENTS

The Company invests in debt instruments, primarily U.S. government-backed, municipal and corporate obligations, which management believes to be high quality (investment grade) credit instruments.

The Company did not sell any of its available-for-sale securities in either the three months ended March 31, 2018 or 2017. Investments with continuous unrealized losses for one year or greater at March 31, 2018 were nominal.

On a quarterly basis, the Company reviews its marketable securities and investments to determine if there have been any events that could create a credit impairment. Based on its reviews, the Company does not believe that any impairment existed with its current holdings at March 31, 2018.

The amortized cost, gross unrealized gains and losses and fair value of the Company's marketable debt securities and investments at March 31, 2018 and December 31, 2017 were comprised of the following (in thousands):

	March 31, 2018
	Amortized cost	Unrealized gains	Unrealized losses	Fair value
Cash equivalents	$1,929	$—	$—	$1,929

Marketable securities
U.S. government agency notes	$6,090	$—	$(30)	$6,060
Corporate debt securities	11,905	—	(67)	11,838
Certificates of deposit	5,826	—	—	5,826
	$23,821	$—	$(97)	$23,724
Investments
U.S. government agency notes	$1,995	$—	$(15)	$1,980
Certificates of deposit	245	—	—	245
	$2,240	$—	$(15)	$2,225

RIBBON COMMUNICATIONS INC.
Notes to Condensed Consolidated Financial Statements (Continued)
(unaudited)

	December 31, 2017
	Amortized cost	Unrealized gains	Unrealized losses	Fair value
Cash equivalents	$1,254	$—	$—	$1,254

Marketable securities
U.S. government agency notes	$4,091	$—	$(19)	$4,072
Corporate debt securities	8,048	—	(31)	8,017
Certificates of deposit	5,135	—	—	5,135
	$17,274	$—	$(50)	$17,224
Investments
U.S. government agency notes	$3,992	$—	$(28)	$3,964
Corporate debt securities	3,908	—	(24)	3,884
Certificates of deposit	1,183	—	—	1,183
	$9,083	$—	$(52)	$9,031

The Company's available-for-sale debt securities classified as Investments in the condensed consolidated balance sheets at March 31, 2018 and December 31, 2017 mature after one year but within two years or less from the balance sheet date.

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

The following table shows the fair value of the Company's financial assets at March 31, 2018 and December 31, 2017. These financial assets are comprised of the Company's available-for-sale debt securities and reported under the captions Cash and cash equivalents, Marketable securities and Investments in the condensed consolidated balance sheets (in thousands):

RIBBON COMMUNICATIONS INC.
Notes to Condensed Consolidated Financial Statements (Continued)
(unaudited)

		Fair value measurements at March 31, 2018 using:
	Total carrying value at March 31, 2018	Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Cash equivalents	$1,929	$1,929	$—	$—

Marketable securities
U.S. government agency notes	$6,060	$—	$6,060	$—
Corporate debt securities	11,838	—	11,838	—
Certificates of deposit	5,826	—	5,826	—
	$23,724	$—	$23,724	$—
Investments
U.S. government agency notes	$1,980	$—	$1,980	$—
Certificates of deposit	245	—	245	—
	$2,225	$—	$2,225	$—

		Fair value measurements at December 31, 2017 using:
	Total carrying value at December 31, 2017	Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Cash equivalents	$1,254	$1,254	$—	$—

Marketable securities
U.S. government agency notes	$4,072	$—	$4,072	$—
Corporate debt securities	8,017	—	8,017	—
Certificates of deposit	5,135	—	5,135	—
	$17,224	$—	$17,224	$—
Investments
U.S. government agency notes	$3,964	$—	$3,964	$—
Corporate debt securities	3,884	—	3,884	—
Certificates of deposit	1,183	—	1,183	—
	$9,031	$—	$9,031	$—

The Company's marketable securities and investments have been valued with the assistance of valuations provided by third-party pricing services, as derived from such services' pricing models. Inputs to the models may include, but are not limited to, reported trades, executable bid and asked prices, broker/dealer quotations, prices or yields of securities with similar characteristics, benchmark curves or information pertaining to the issuer, as well as industry and economic events. The pricing services may use a matrix approach, which considers information regarding securities with similar characteristics to determine the valuation for a security. The Company is ultimately responsible for the condensed consolidated financial statements and underlying estimates. Accordingly, the Company assesses the reasonableness of the valuations provided by the third-party pricing services by reviewing actual trade data, broker/dealer quotes and other similar data, which are obtained from quoted market prices or other sources.

RIBBON COMMUNICATIONS INC.
Notes to Condensed Consolidated Financial Statements (Continued)
(unaudited)

(5) INVENTORY

Inventory at March 31, 2018 and December 31, 2017 consisted of the following (in thousands):

	March 31, 2018	December 31, 2017
On-hand final assemblies and finished goods inventories	$18,288	$18,374
Deferred cost of goods sold	4,471	4,569
	22,759	22,943
Less current portion	(21,422)	(21,303)
Noncurrent portion (included in Other assets)	$1,337	$1,640

(6) INTANGIBLE ASSETS AND GOODWILL

The Company's intangible assets at March 31, 2018 and December 31, 2017 consisted of the following (in thousands):

March 31, 2018	Weighted average amortization period (years)	Cost	Accumulated amortization	Net carrying value
In-process research and development	*	$5,600	$—	$5,600
Developed technology	6.90	153,380	33,803	119,577
Customer relationships	9.32	120,840	14,620	106,220
Trade names	3.00	900	192	708
Internal use software	3.00	730	730	—
	7.77	$281,450	$49,345	$232,105

December 31, 2017	Weighted average amortization period (years)	Cost	Accumulated amortization	Net carrying value
In-process research and development	*	$5,600	$—	$5,600
Developed technology	6.90	153,380	24,211	129,169
Customer relationships	9.32	120,840	12,015	108,825
Trade names	3.00	900	80	820
Internal use software	3.00	730	730	—
	7.77	$281,450	$37,036	$244,414

* An in-process research and development intangible asset has an indefinite life until the product is generally available, at which time such asset is typically reclassified to developed technology.

Amortization expense for intangible assets for the three months ended March 31, 2018 and 2017 was as follows (in thousands):

	Three months ended		Statement of operations classification
	March 31, 2018	March 31, 2017
Developed technology	$9,592	$1,566	Cost of revenue - product
Customer relationships	2,605	693	Sales and marketing
Trade names	112	—	Sales and marketing
	$12,309	$2,259

RIBBON COMMUNICATIONS INC.
Notes to Condensed Consolidated Financial Statements (Continued)
(unaudited)

Estimated future amortization expense for the Company's intangible assets at March 31, 2018 was as follows (in thousands):

Years ending December 31,
Remainder of 2018	$33,704
2019	38,940
2020	38,421
2021	31,970
2022	26,032
Thereafter	63,038
$232,105

The changes in the carrying value of the Company's goodwill in the three months ended March 31, 2018 and 2017 were as follows (in thousands):

Balance at January 1	2018	2017
Goodwill	$338,822	$52,499
Accumulated impairment losses	(3,106)	(3,106)
	335,716	49,393
Purchase accounting adjustments - acquisition of Taqua, LLC	—	498
Balance at March 31	$335,716	$49,891

Balance at March 31
Goodwill	$338,822	$52,997
Accumulated impairment losses	(3,106)	(3,106)
	$335,716	$49,891

(7) ACCRUED EXPENSES
Accrued expenses at March 31, 2018 and December 31, 2017 consisted of the following (in thousands):

	March 31, 2018	December 31, 2017
Employee compensation and related costs	$31,365	$37,782
Professional fees	12,155	13,743
Other	19,229	24,855
	$62,749	$76,380

(8) RESTRUCTURING ACCRUALS

The Company recorded restructuring expense aggregating $6.7 million in the three months ended March 31, 2018 and $0.6 million in the three months ended March 31, 2017.

Merger Restructuring Initiative

In connection with the Merger, the Company's management approved a restructuring plan in the fourth quarter of 2017 to eliminate certain redundant positions and facilities within the combined companies (the "Merger Restructuring Initiative"). In connection with this initiative, the Company recorded $8.5 million of restructuring expense in the fourth quarter of 2017 for severance and related costs for approximately 120 employees. The Company recorded $6.5 million in the three months ended March 31, 2018 in connection with this initiative for severance and related costs for approximately 115 employees. The

RIBBON COMMUNICATIONS INC.
Notes to Condensed Consolidated Financial Statements (Continued)
(unaudited)

Company anticipates it will record additional future expense in connection with this initiative for headcount and redundant facilities aggregating approximately $15 million as it continues to combine the two businesses and benefit from operational synergies. The Company expects that the amounts accrued at March 31, 2018 will be paid in 2018 and that the payments related to the expected additional future expense will be completed by early 2019.

A summary of the Merger Restructuring Initiative accrual activity for the three months ended March 31, 2018 is as follows (in thousands):

	Balance at January 1, 2018	Initiatives charged to expense	Adjustments for changes in estimate	Cash payments	Balance at March 31, 2018
Severance	$7,595	$6,528	$(40)	$(6,663)	$7,420

Assumed Restructuring Initiative

The Company assumed GENBAND's previously recorded restructuring liability, totaling $4.1 million, on the Merger Date (the "GENBAND Restructuring Initiative"). Of this amount, $3.7 million related to severance and related costs and $0.4 million related to facilities. The Company recorded adjustments aggregating $0.2 million in the three months ended March 31, 2018 for changes in estimated costs previously accrued. These adjustments were primarily related to additional facilities costs in connection with this assumed restructuring initiative. The Company does not expect to record additional expense in connection with this initiative with the exception of any additional adjustments for changes in estimated costs. The Company expects that the payments related to this assumed liability will be completed in 2018. A summary of the GENBAND Restructuring Initiative accrual activity for the three months ended March 31, 2018 is as follows (in thousands):

	Balance at January 1, 2018	Initiatives charged to expense	Adjustments for changes in estimate	Cash payments	Balance at March 31, 2018
Severance	$1,916	$—	$22	$(1,460)	$478
Facilities	205	—	158	(124)	239
	$2,121	$—	$180	$(1,584)	$717

2016 Restructuring Initiative

In July 2016, the Company announced a program (the "2016 Restructuring Initiative") to further accelerate its investment in new technologies, as the communications industry migrates to a cloud-based architecture and as the Company pursues new strategic initiatives, such as new products and an expanded go-to-market footprint in selected geographies and discrete vertical markets. The Company recorded $2.0 million of restructuring expense in the aggregate in connection with this initiative, comprised of $1.9 million for severance and related costs and $0.1 million to abandon its facility in Rochester, New York (the "Rochester Facility"). The Company recorded $0.2 million in the three months ended March 31, 2017 in connection with the 2016 Restructuring Initiative. The Company did not record expense in connection with this initiative in the three months ended March 31, 2018. The actions under the 2016 Restructuring Initiative have been implemented and accordingly, the Company does not expect to record additional expense in connection with this initiative. The amounts accrued for severance and related costs had been fully paid by the end of the third quarter of 2017. The Company expects that the amounts accrued for facilities will be paid by the end of October 2019, when the lease on the Rochester Facility expires.

A summary of the 2016 Restructuring Initiative accrual activity for the three months ended March 31, 2018 is as follows (in thousands):

	Balance at January 1, 2018	Initiatives charged to expense	Adjustments for changes in estimate	Cash payments	Balance at March 31, 2018
Facilities	$95	$—	$—	$(9)	$86

RIBBON COMMUNICATIONS INC.
Notes to Condensed Consolidated Financial Statements (Continued)
(unaudited)

Taqua Restructuring Initiative

In connection with the acquisition of Taqua, the Company's management approved a restructuring plan in the third quarter of 2016 to eliminate certain redundant positions within the combined companies. On October 24, 2016, the Audit Committee of the Company's Board of Directors approved a broader Taqua restructuring plan related to headcount and redundant facilities (both restructuring plans, the "Taqua Restructuring Initiative"). The Company recorded $1.8 million of restructuring expense in the aggregate in connection with this initiative, comprised of $1.2 million for severance and related costs and $0.6 million related to the elimination of redundant facilities. The actions under the Taqua Restructuring Initiative have been implemented and accordingly, the Company does not expect to record additional expense in connection with this initiative. The amounts accrued for severance and related costs had been fully paid by the end of the third quarter of 2017. The Company expects that the amounts accrued for facilities will be paid by the end of 2018.

In connection with the Taqua Restructuring Initiative, the Company recorded $0.4 million of restructuring expense in the three months ended March 31, 2017, primarily related to redundant facilities. A summary of the Taqua Restructuring Initiative accrual activity for the three months ended March 31, 2018 is as follows (in thousands):

	Balance at January 1, 2018	Initiatives charged to expense	Adjustments for changes in estimate	Cash payments	Balance at March 31, 2018
Facilities	$365	$—	$—	$(76)	$289

Balance Sheet Classification

The current portions of accrued restructuring are included as a component of Accrued expenses and the long-term portions of accrued restructuring are included as a component of Other long-term liabilities in the condensed consolidated balance sheets. The current portions of accrued restructuring totaled $8.4 million at March 31, 2018 and $10.0 million at December 31, 2017. The long-term portions of accrued restructuring totaled $0.1 million at March 31, 2018 and $0.2 million at December 31, 2017. The long-term amounts represent future lease payments on restructured facilities.

(9) DEBT

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

RIBBON COMMUNICATIONS INC.
Notes to Condensed Consolidated Financial Statements (Continued)
(unaudited)

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

The Credit Facility requires compliance with financial covenants of a minimum consolidated quick ratio, minimum consolidated interest coverage ratio and maximum consolidated leverage ratio, all of which are defined in the Credit Facility and tested on a quarterly basis. In addition, the Credit Facility contains various covenants that, among other restrictions, limit the Company’s and its subsidiaries’ ability to enter into certain types of transactions, including, but not limited to: incurring or assuming indebtedness, making acquisitions or engaging in mergers, making investments, repurchasing equity and paying dividends, selling or otherwise transferring assets, changing the nature of its business and amending or making prepayments on certain junior debt. The Company was in compliance with all covenants of the Credit Facility as of March 31, 2018 and December 31, 2017.

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

At March 31, 2018, the Company had an outstanding debt balance of $20.0 million at an average interest rate of 5.55% and $3.3 million of outstanding letters of credit at an average interest rate of 1.75% under the Credit Facility. At December 31, 2017, the Company had an outstanding debt balance of $20.0 million at an interest rate of 4.51% and $2.9 million of outstanding letters of credit at an average interest rate of 2.00% under the Credit Facility.

RIBBON COMMUNICATIONS INC.
Notes to Condensed Consolidated Financial Statements (Continued)
(unaudited)

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

Sonus Credit Agreement

Sonus maintained a credit agreement by and among Sonus, as Borrower, Bank of America, N.A. ("Bank of America"), as Administrative Agent, Swing Line Lender and L/C Issuer, and the other lenders from time to time party thereto, entered into on June 27, 2014 (as amended, the "Sonus Credit Agreement"). The Sonus Credit Agreement expired by its terms on June 30, 2017 and was not renewed.

(10) REVENUE RECOGNITION

The Company accounts for revenue in accordance with ASC 606, which the Company adopted on January 1, 2018 using the modified retrospective method.

The Company derives revenues from two primary sources: products and services. Product revenue includes the Company's hardware and software that function together to deliver the products' essential functionality. Software and hardware are also sold on a standalone basis. Services include customer support (software updates and technical support), consulting, design services, installation services and training. A typical contract includes both product and services. Generally, contracts with customers contain multiple performance obligations. For these contracts, the Company accounts for individual performance obligations separately if they are distinct. The transaction price is allocated to the separate performance obligations on a relative standalone selling price basis. Standalone selling prices ("SSP") are typically estimated based on observable transactions when these services are sold on a standalone basis.

The software licenses typically provide a perpetual right to use the Company's software. The Company also sells term-based software licenses that expire and SaaS-based software which are referred to as subscription arrangements. The Company does not customize its software nor are installation services required, as the customer has a right to utilize internal resources or a third-party service company. The software and hardware are delivered before related services are provided and are functional without professional services or customer support. The Company has concluded that its software licenses are functional intellectual property that are distinct, as the user can benefit from the software on its own. The product revenue is typically recognized upon transfer of control or when the software is made available for download. The Company does not recognize software revenue related to the renewal of subscription software licenses earlier than the beginning of the subscription period. Hardware product is generally sold with software to provide the customer solution.

Services revenue includes revenue from customer support and other professional services. The Company offers warranties on its products. Certain of the Company's warranties are considered to be assurance-type in nature and do not cover anything beyond ensuring that the product is functioning as intended. Based on the guidance in ASC 606, assurance-type warranties do not represent separate performance obligations. The Company also sells separately-priced maintenance service contracts which qualify as service-type warranties and represent separate performance obligations. The Company does not allow and has no history of accepting product returns.

Customer support includes software updates on a when-and-if-available basis, telephone support, integrated web-based support and bug fixes or patches. The Company sells its customer support contracts at a percentage of list or net product price

RIBBON COMMUNICATIONS INC.
Notes to Condensed Consolidated Financial Statements (Continued)
(unaudited)

related to the support. Customer support revenue is recognized ratably over the term of the customer support agreement, which is typically one year.

The Company's professional services include consulting, technical support, resident engineer services, design services and installation services. Because control transfers over time, revenue is recognized based on progress toward completion of the performance obligation. The method to measure progress toward completion requires judgment and is based on the nature of the products or services to be provided. The Company generally uses the input method to measure progress for its contracts because it best depicts the transfer of assets to the customer which occurs as the Company incurs costs for the contracts. Under the cost-to-cost measure of progress, the progress toward completion is measured based on the ratio of costs incurred to date to the total estimated costs at completion of the performance obligation. Revenue is recorded proportionally as costs are incurred. Costs to fulfill these obligations include labor and subcontractor costs.

Customer training includes courses offered by the Company. The related revenue is typically recognized as the training services are performed.

Significant Judgments

The Company's contracts with customers often include promises to transfer multiple products and services to the customer. Determining whether products and services are considered distinct performance obligations that should be accounted for separately versus together may require significant judgment.

Judgment is required to determine the standalone selling price for each distinct performance obligation. In instances where SSP is not directly observable, such as when the Company does not sell the product or service separately, the Company determines the SSP using information that may include market conditions and other observable inputs. The Company typically has more than one SSP for individual products and services due to the stratification of those products and services by customers and circumstances. In these instances, the Company may use information such as the size of the customer and geographic region in determining the SSP.

Deferred Revenue

Deferred revenue represents amounts collected from or invoiced to customers in excess of revenue recognized. This results primarily from the billing of annual customer support agreements where the revenue is recognized over the term of the agreement. The value of deferred revenue will increase or decrease based on the timing of invoices and recognition of revenue.

Disaggregation of Revenue

The Company disaggregates its revenue from contracts with customers based on the nature of the products and services and the geographic regions in which each customer is domiciled. The Company's revenue for the three months ended March 31, 2018 was disaggregated as follows:

Three months ended March 31, 2018	Product revenue	Service revenue (maintenance)	Service revenue (professional services)	Total revenue
United States	$17,801	$31,649	$7,434	$56,884
Europe, Middle East and Africa	11,420	11,148	2,833	25,401
Japan	5,670	2,853	955	9,478
Other Asia Pacific	12,887	3,097	1,069	17,053
Other	3,753	7,315	1,296	12,364
	$51,531	$56,062	$13,587	$121,180

RIBBON COMMUNICATIONS INC.
Notes to Condensed Consolidated Financial Statements (Continued)
(unaudited)

Three months ended March 31, 2017	Product revenue	Service revenue (maintenance)	Service revenue (professional services)	Total revenue
United States	$17,407	$15,401	$3,208	$36,016
Europe, Middle East and Africa	3,136	2,401	835	6,372
Japan	2,992	2,556	1,984	7,532
Other Asia Pacific	934	976	94	2,004
Other	926	422	96	1,444
	$25,395	$21,756	$6,217	$53,368

International revenue, both as a percentage of total revenue and absolute dollars, may vary from one period to the next, and accordingly, historical data may not be indicative of future periods.

Approximately 16% of the Company's product revenue in the three months ended March 31, 2018 was from indirect sales through its channel partner program, compared to approximately 34% in the three months ended March 31, 2017.

The Company's product revenue from sales to enterprise customers was approximately 14% of product revenue in the three months ended March 31, 2018, compared to approximately 28% in the three months ended March 31, 2017. These sales were made both through the Company's direct sales team and indirect sales channel partners.

Revenue Contract Balances

The timing of revenue recognition, billings and cash collections results in billed accounts receivable, unbilled receivables (contract assets) and customer advances and deposits (contract liabilities) in the Company's condensed consolidated balance sheets. Amounts are billed as work progresses in accordance with agreed-upon contractual terms, either at periodic intervals or upon achievement of contractual milestones. Billing may occur subsequent to revenue recognition, resulting in contract assets. The Company may receive advances or deposits from its customers before revenue is recognized, resulting in contract liabilities. These assets and liabilities are reported in the Company's condensed consolidated balance sheets on a contract-by-contract basis as of the end of each reporting period. Deposits are liquidated when revenue is recognized. Changes in the contract asset and liability balances during the three-month period ended March 31, 2018 were not materially impacted by any other factors. Amounts collected in advance of services being provided are accounted for as deferred revenue. Nearly all of the Company's deferred revenue balance is related to services revenue, primarily customer support contracts. Unbilled receivables stem primarily from engagements where services have been performed; however, billing cannot occur until services are completed.

In some arrangements, the Company allows customers to pay for term-based software licenses and products over the term of the software license. The Company also sells SaaS-based software under subscription arrangements, with payment terms over the term of the SaaS agreement. Amounts recognized as revenue in excess of amounts billed are recorded as unbilled receivables. Unbilled receivables that are anticipated to be invoiced in the next twelve months are included in Accounts receivable on the Company's condensed consolidated balance sheets. The changes in the Company's accounts receivable, unbilled receivables and deferred revenue balances for the three months ended March 31, 2018 were as follows (in thousands):

	Accounts receivable	Unbilled accounts receivable	Deferred revenue (current)	Deferred revenue (long-term)
Balance at January 1, 2018	$149,122	$16,034	$100,571	$14,184
Increase (decrease), net	(39,485)	(167)	2,591	34
Balance at March 31, 2018	$109,637	$15,867	$103,162	$14,218

The decrease in accounts receivable is primarily the result of lower software, hardware and customer support billings. The increase in deferred revenue is primarily the result of an increase in deferred customer support revenue related to software and

RIBBON COMMUNICATIONS INC.
Notes to Condensed Consolidated Financial Statements (Continued)
(unaudited)

hardware product transactions and customer support renewals, most of which will be recognized over the next twelve months. The Company recognized $32.6 million of revenue in the three months ended March 31, 2018 that was recorded as deferred revenue at December 31, 2017.

The Company expects to recognize the majority of the deferred revenue amount reported as long-term in its condensed consolidated balance sheet at March 31, 2018 by the end of fiscal 2020.

Deferred Commissions Cost

Sales commissions earned by the Company's employees are considered incremental and recoverable costs of obtaining a contract with a customer. The costs associated with obtaining a customer contract were previously expensed in the period the revenue was earned. Under ASC 606, these payments have been deferred on our condensed consolidated balance sheet and amortized over the expected life of the customer contract.

Adoption of ASC 606

Under the modified retrospective method, the Company applied ASC 606 to those contracts which were not completed as of January 1, 2018. Results for reporting periods beginning January 1, 2018 are presented under ASC 606, which prior period amounts have not been adjusted and will continue to be reported in accordance with the Company's historical accounting treatment under ASC 605, Revenue Recognition ("ASC 605").

The Company recorded a net reduction to Accumulated deficit of $12.0 million at January 1, 2018 due to the cumulative impact of adopting ASC 606, primarily related to software orders with non-VSOE services revenue. Had the Company continued to recognize revenue under ASC 605, the Company would have recognized approximately $0.8 million more revenue in the three months ended March 31, 2018.

RIBBON COMMUNICATIONS INC.
Notes to Condensed Consolidated Financial Statements (Continued)
(unaudited)

The Company's typical performance obligations include the following:

Performance Obligation	When Performance Obligation is Typically Satisfied	When Payment is Typically Due
Software and Product Revenue
Software licenses (perpetual or term)	Upon transfer of control; typically when made available for download (point in time)	Within 30 days of invoicing except for term licenses which may be paid for over time

Software licenses (subscription)	Upon activation of hosted site (over time)	Within 30 days of invoicing

Hardware	When control of the appliances passes to the customer; typically upon delivery (point in time)	Generally, within 30 days of invoicing

Software upgrades	Upon transfer of control; typically when made available for download (point in time)	Generally, within 30 days of invoicing

Customer Support Revenue
Customer support	Ratably over the course of the support contract (over time)	At the beginning of the contract period

Professional Services
Other professional services (excluding education services)	As work is performed (over time)	Within 30 days of invoicing (upon completion of services)

Training	When the class is taught (point in time)	Within 30 days of services being performed

(11) STOCK-BASED COMPENSATION PLANS

Amended and Restated Stock Incentive Plan

The Company's Amended and Restated Stock Incentive Plan, as amended (the "Plan"), provides for the award of options to purchase the Company's common stock ("stock options"), stock appreciation rights ("SARs"), restricted common stock awards ("RSAs"), restricted common stock units ("RSUs"), performance-based stock awards ("PSAs"), performance-based stock units ("PSUs") and other stock-based awards to employees, officers, directors (including those directors who are not employees or officers of the Company), consultants and advisors of the Company and its subsidiaries.

Executive Equity Arrangements

In 2015, the Company began to grant PSUs to certain of its executives. The terms of each PSU grant are such that up to one-third of the shares subject to the respective PSU grant will vest, if at all, on each of the respective first, second and third anniversaries of the date of grant, depending on the Company's total shareholder return ("TSR") compared to the TSR of the companies included in the Nasdaq Telecommunications Index for the same fiscal year, measured by the Compensation Committee of the Board of Directors (the "Compensation Committee") after each of the fiscal years as defined by each grant (each, a "Performance Period"). The shares determined to be earned will vest on the anniversary of the grant date following each Performance Period. Shares subject to the PSUs that fail to be earned will be forfeited.

All of the PSUs include a market condition that required the use of a Monte Carlo simulation approach to model future

RIBBON COMMUNICATIONS INC.
Notes to Condensed Consolidated Financial Statements (Continued)
(unaudited)

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

On March 31, 2017, the Company granted an aggregate of 165,000 PSUs with both market and service conditions to five of its executives (the "2017 PSUs"). In March 2018, the Compensation Committee determined that the performance metrics for the 2017 PSUs for the 2017 Performance Period had been achieved at the 130% level, and accordingly, 33,584 shares in the aggregate were released to the three executives holding such outstanding grants, comprised of 25,834 shares, representing the 100% achievement target, granted on March 31, 2017 and 7,750 shares, representing the 30% achievement over target, granted on March 31, 2018. The grant of the additional shares and the release of the earned shares, both of which occurred on March 31, 2018, are included in the PSU table below.

On April 1, 2016, the Company granted an aggregate of 131,250 PSUs with both market and service conditions to six of its executives (the "2016 PSUs"). In March 2018, the Compensation Committee determined that the performance metrics for the 2016 PSUs for the 2017 Performance Period had been achieved at the 130% level, and accordingly, 16,250 shares in the aggregate were released to the two executives holding such outstanding grants, comprised of 12,500 shares, representing the 100% achievement target, granted on April 1, 2016 and 3,750 shares, representing the 30% achievement over target, granted on April 1, 2018. The grant of the additional shares and the release of the earned shares, both of which occurred on April 1, 2018, will be included in the Company's PSU table in its Quarterly Report on Form 10-Q for the quarterly period ending June 30, 2018.

On March 16, 2015, the Company granted an aggregate of 131,250 PSUs with both market and service conditions to eight of its executives (the "2015 PSUs"). In March 2018, the Compensation Committee determined that the performance metrics for the 2015 PSUs for the 2017 Performance Period had been achieved at the 112% level, and accordingly, 7,934 shares in the aggregate were released to the two executives holding such outstanding grants, comprised of 7,084 shares, representing the 100% achievement target, granted on March 16, 2015 and 850 shares, representing the 12% achievement over target, granted on March 16, 2018. The grant of the additional shares and the release of the earned shares, both of which occurred on March 16, 2018, are included in the PSU table below.

Stock Options

The activity related to the Company's outstanding stock options for the three months ended March 31, 2018 was as follows:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value (in thousands)
Outstanding at January 1, 2018	435,187	$14.71
Granted	—	$—
Exercised	(2,583)	$3.70
Forfeited	—	$—
Expired	(45,738)	$15.46
Outstanding at March 31, 2018	386,866	$14.69	3.99	$—
Vested or expected to vest at March 31, 2018	386,866	$14.69	3.99	$—
Exercisable at March 31, 2018	386,866	$14.69	3.99	$—

The Company did not grant any stock options in the three months ended March 31, 2018. Additional information regarding the Company's stock options for the three months ended March 31, 2018 was as follows:

RIBBON COMMUNICATIONS INC.
Notes to Condensed Consolidated Financial Statements (Continued)
(unaudited)

Three months ended
March 31, 2018
Weighted average grant date fair value of stock options granted	$—
Total intrinsic value of stock options exercised (in thousands)	$8
Cash received from the exercise of stock options (in thousands)	$10

Restricted Stock Awards and Units

The activity related to the Company's RSAs for the three months ended March 31, 2018 was as follows:

	Shares	Weighted Average Grant Date Fair Value
Unvested balance at January 1, 2018	1,696,582	$7.68
Granted	939,864	$7.06
Vested	(480,168)	$9.95
Forfeited	(116,522)	$7.46
Unvested balance at March 31, 2018	2,039,756	$7.05

The activity related to the Company's RSUs for the three months ended March 31, 2018 was as follows:

	Shares	Weighted Average Grant Date Fair Value
Unvested balance at January 1, 2018	17,932	$6.99
Granted	219,000	$7.04
Vested	(10,114)	$6.58
Forfeited	(822)	$6.85
Unvested balance at March 31, 2018	225,996	$7.06

The total fair value of shares of restricted stock granted under RSAs and RSUs that vested during the three months ended March 31, 2018 was $4.8 million.

Performance-Based Stock Units

The activity related to the Company's PSUs for the three months ended March 31, 2018 was as follows:

	Shares	Weighted Average Grant Date Fair Value
Unvested balance at January 1, 2018	60,834	$9.65
Granted	8,600	$9.22
Vested	(41,518)	$9.85
Forfeited	—	$—
Unvested balance at March 31, 2018	27,916	$9.22

The total fair value of shares of restricted stock granted under PSUs that vested during the three months ended March 31, 2018 was $0.4 million.

RIBBON COMMUNICATIONS INC.
Notes to Condensed Consolidated Financial Statements (Continued)
(unaudited)

Employee Stock Purchase Plan

The Company's ESPP is designed to provide eligible employees of the Company and its participating subsidiaries an opportunity to purchase common stock of the Company through accumulated payroll deductions. The ESPP provides for six-month offering periods with the purchase price of the stock equal to 85% of the lesser of the market price on the first or last day of the offering period. The maximum number of shares of common stock an employee may purchase during each offering period is 500, subject to certain adjustments pursuant to the ESPP.

In May 2017, the Compensation Committee determined to suspend all offering periods under the ESPP effective September 1, 2017 and until such time after the closing of the then-pending merger with GENBAND as the Compensation Committee determines is best in its sole discretion.

Stock-Based Compensation

The condensed consolidated statements of operations include stock-based compensation for the three months ended March 31, 2018 and 2017 as follows (in thousands):

	Three months ended
	March 31, 2018	March 31, 2017
Product cost of revenue	$51	$99
Service cost of revenue	132	317
Research and development	900	1,317
Sales and marketing	874	(88)
General and administrative	867	1,618
	$2,824	$3,263

There is no income tax benefit for employee stock-based compensation expense for the three months ended March 31, 2018 or March 31, 2017 due to the valuation allowance recorded.

At March 31, 2018, there was $10.9 million, net of expected forfeitures, of unrecognized stock-based compensation expense related to unvested stock options, awards, units and ESPP shares. This expense is expected to be recognized over a weighted average period of approximately two years.

(12) MAJOR CUSTOMERS

The following customer contributed 10% or more of the Company's revenue in the three months ended March 31, 2018 and 2017:

	Three months ended
	March 31, 2018	March 31, 2017
Verizon Communications Inc.	12%	17%

There were no other customers that contributed 10% or more of the Company's revenue in the three months ended March 31, 2018 or 2017.

At March 31, 2018, one customer accounted for 10% or more of the Company's accounts receivable balance, representing approximately 21% of the Company's total accounts receivable. At December 31, 2017, two customers accounted for 10% or more of the Company's accounts receivable balance, representing approximately 31% in the aggregate of total accounts receivable. The Company performs ongoing credit evaluations of its customers and generally does not require collateral on

RIBBON COMMUNICATIONS INC.
Notes to Condensed Consolidated Financial Statements (Continued)
(unaudited)

accounts receivable. The Company maintains an allowance for doubtful accounts and such losses have been within management's expectations.

(13) RELATED PARTY TRANSACTIONS

As a portion of the consideration for the Merger, on October 27, 2017, the Company issued a promissory note for $22.5 million to certain of GENBAND's equity holders who, following the Merger, owned greater than five percent of the Company's outstanding shares. As described in Note 9 above, the promissory note does not amortize and the principal thereon is payable in full on the third anniversary of its execution. Interest on the promissory note is payable quarterly in arrears and accrues at a rate of 7.5% per year for the first six months after issuance, and thereafter at a rate of 10% per year. The failure to make any payment under the promissory note when due and, with respect to payment of any interest, the continuation of such failure for a period of thirty days thereafter, constitutes an event of default under the promissory note. If an event of default occurs under the promissory note, the payees may declare the entire balance of the promissory note due and payable (including principal and accrued and unpaid interest) within five business days of the payees' notification to the Company of such acceleration.

(14) INCOME TAXES

The Company's income tax provisions for the three months ended March 31, 2018 and 2017 reflect the Company's estimates of the effective rates expected to be applicable for the respective full years, adjusted for any discrete events, which are recorded in the period that they occur. These estimates are reevaluated each quarter based on the Company's estimated tax expense for the full year. The estimated effective rates for the three months ended March 31, 2018 and 2017 do not include any benefit for the Company's domestic or Ireland losses, as the Company has concluded that a valuation allowance on any domestic or Ireland benefit is required.

On December 22, 2017, the U.S. government enacted comprehensive tax legislation commonly referred to as the Tax Cuts and Jobs Act (the "Tax Act"). The Tax Act makes broad and complex changes to the U.S. tax code, including, but not limited to: reducing the U.S. federal corporate tax rate from 35% to 21%; requiring companies to pay a one-time transition tax on certain unrepatriated earnings of foreign subsidiaries; generally eliminating U.S. federal income taxes on dividends from foreign subsidiaries; requiring a current inclusion in U.S. federal taxable income of certain earnings (the Global Intangible Low-taxed Income ("GILTI")) of controlled foreign corporations; eliminating the corporate alternative minimum tax ("AMT") and changing how existing AMT credits can be realized; creating the base erosion anti-abuse tax ("BEAT"); creating a new limitation on deductible interest expense; changing rules related to uses and limitations of net operating loss carryforwards created in tax years beginning after December 31, 2017; providing a tax deduction for foreign derived intangible income ("FDII"); and changing rules related to deductibility of compensation for certain officers.

The impact of certain effects of the Tax Act was provisionally recognized in the period in which the new legislation was enacted per guidance in Staff Accounting Bulletin 118, which allows for a measurement period to complete the accounting for certain elements of the tax reform. The Company has previously provided for a provisional impact related to remeasured deferred tax assets based on the new federal income tax rate of 21%. The Company has also previously provided for the provisional impact related to the Tax Act's change to the federal NOL and AMT carryovers. The total estimated impact of $4.8 million was reflected in net income, and increased the tax benefit for the year ended December 31, 2017. During the three months ended March 31, 2018, the Company recorded an adjustment that reduced the benefit of the provisional impact relating to the change in its deferred tax assets by $0.2 million as a result of the new federal tax rate of 21%. The Company will continue to refine its calculations as additional analysis is completed and expects to complete the accounting for the impact of the Tax Act within the measurement period. The Company cannot currently predict with certainty how the Tax Act will affect its financial position or results of operations.

RIBBON COMMUNICATIONS INC.
Notes to Condensed Consolidated Financial Statements (Continued)
(unaudited)

(15) COMMITMENTS AND CONTINGENCIES

The Company is fully cooperating with an SEC inquiry regarding the development and issuance of Sonus’ first quarter 2015 revenue and earnings guidance. Following recent communications with the SEC's Division of Enforcement (the "Staff"), the Company has reached an agreement in principle to resolve this matter. The Company is negotiating the terms of an order with the Staff in which it will neither admit nor deny, and that as part of the settlement the Company will agree to pay a $1.9 million civil penalty and agree not to violate the securities laws in the future. The Company recorded $1.9 million in the year ended December 31, 2017, including $0.3 million in the three months ended December 31, 2017, for potential fines in connection with this investigation.

The Company is involved in five lawsuits with Metaswitch Networks Ltd., Metaswitch Networks Corp. and Metaswitch Inc. (collectively, “Metaswitch”). First, on January 21, 2014, GENBAND and the Company’s indirectly-owned subsidiary, GENBAND US LLC, filed a complaint alleging that Metaswitch infringed certain patents owned by GENBAND. Following unsuccessful mediation, a trial took place and on January 15, 2016 the jury awarded approximately $8.2 million in past royalty damages to GENBAND, which neither GENBAND nor the Company has recorded. On September 29, 2016, the court confirmed the jury verdict following motions from both parties. On March 22, 2018, the district court entered final judgment awarding GENBAND $8.9 million in royalties for damages through January 15, 2016 at rates set by the court; pre and post-judgment interest and costs. On April 10, 2018, the clerk of the court set the awarded costs at $0.4 million. On April 19, 2018, Metaswitch filed a notice of appeal on the judgment.

On April 18, 2018, Sonus filed a complaint alleging that Metaswitch is continuing to infringe the patents from the first lawsuit above through sales of Metaswitch's allegedly "redesigned" products. This suit seeks a finding that Metaswitch's infringement is willful. This suit also alleges false advertising and seeks damages resulting from allegedly false and misleading statements Metaswitch made regarding the first lawsuit.

Through Sonus and the Company's indirectly-owned subsidiary, GENBAND US LLC, the Company is involved in a lawsuit with Metaswitch regarding claims that Metaswitch misappropriated trade secrets of GENBAND. This case is pending in state court in Dallas County, Texas, and stems from claims originally brought in a patent lawsuit between GENBAND and Metaswitch. The state court action was filed on March 28, 2017. Metaswitch filed its answer on April 21, 2017, in which it asserted counterclaims against GENBAND. On August 16, 2017, Metaswitch amended its counterclaims against GENBAND. The Texas state court has set a trial for this case in November 2018.

Through Sonus, the Company is involved in two patent infringement lawsuits with Metaswitch asserting the infringement of a total of ten patents that came into the Company from Sonus. Sonus filed these two lawsuits on March 8, 2018.

At this time, it is not possible to predict the outcome of the litigation matters with Metaswitch, but the Company does not expect the results of any of these actions to have a material adverse effect on its business or consolidated financial statements.

In addition, the Company is often a party to disputes and legal proceedings that it considers routine and incidental to its business. Management does not expect the results of any of these actions to have a material effect on the Company's business or consolidated financial statements.

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion of the financial condition and results of operations of Ribbon Communications Inc. should be read in conjunction with the condensed consolidated financial statements and the related notes thereto included elsewhere in this Quarterly Report on Form 10-Q and the audited financial statements and notes thereto and Management's Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the year ended December 31, 2017, which was filed with the U.S. Securities and Exchange Commission on March 8, 2018.

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

Business Acquisition

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

The Merger has been accounted for as a business combination and the financial results of GENBAND have been included in our consolidated financial statements beginning on the Merger Date. As a result, our 2018 financial results are not comparable to our 2017 financial results.

On November 28, 2017, the Company changed its name to "Ribbon Communications Inc."

Financial Overview

Financial Results

We reported losses from operations of approximately $42 million for the three months ended March 31, 2018 and $11 million for the three months ended March 31, 2017.

Our revenue was approximately $121 million in the three months ended March 31, 2018 and $53 million in the three months ended March 31, 2017. Our gross profit was approximately $55 million in the three months ended March 31, 2018 and $34 million in the three months ended March 31, 2017. Our gross profit as a percentage of revenue ("total gross margin") was approximately 46% in the three months ended March 31, 2018 and 63% in the three months ended March 31, 2017.

Our operating expenses were approximately $98 million in the three months ended March 31, 2018 and $45 million in the three months ended March 31, 2017. Our operating expenses for the three months ended March 31, 2018 included approximately $4 million of acquisition- and integration-related expense in connection with the Merger and approximately $7 million of restructuring expense. Our operating expenses for the three months ended March 31, 2017 included restructuring and acquisition- and integration-related expense aggregating approximately $1 million.

We recorded stock-based compensation expense of approximately $3 million in both the three months ended March 31, 2018 and 2017. These amounts are included as components of both Cost of revenue and Operating expenses in our condensed consolidated statements of operations.

See "Results of Operations" in this Management's Discussion and Analysis of Financial Condition and Results of Operations ("MD&A") for a discussion of the changes in our revenue and expenses for the three months ended March 31, 2018 and 2017.

Restructuring and Cost Reduction Initiatives

In connection with the Merger, we implemented a restructuring plan in the fourth quarter of 2017 to eliminate certain redundant positions and facilities within the combined companies (the "Merger Restructuring Initiative"). Accordingly, we recorded $8.5 million of restructuring expense in the fourth quarter of 2017 related to the Merger Restructuring Initiative. We recorded $6.5 million in the three months ended March 31, 2018 for severance and related costs. We believe that the payments related to the amount accrued at March 31, 2018 will be completed in 2018. We anticipate that we will record additional future expense in connection with this initiative for headcount and redundant facilities aggregating approximately $15 million. We believe that the payments related to this expected additional future expense will be completed by early 2019.

We assumed GENBAND's restructuring liability aggregating approximately $4 million at the Merger Date (the "GENBAND Restructuring Initiative"), primarily related to headcount reductions. We recorded nominal expense in the three months ended March 31, 2018 for changes in estimated costs previously accrued. These adjustments were primarily related to additional facilities costs in connection with this restructuring initiative. We do not expect to record additional expense in connection with this initiative except for adjustments for changes in estimated costs. We expect that the payments related to this assumed liability will be completed in 2018.

In connection with the 2016 acquisition of Taqua, LLC ("Taqua"), we implemented a restructuring plan in the third quarter of 2016 to eliminate certain redundant positions within the combined companies. On October 24, 2016, the Audit Committee of our Board of Directors (the "Audit Committee") approved a broader Taqua restructuring plan related to headcount and redundant facilities (collectively, the "Taqua Restructuring Initiative"). In connection with this initiative, we have recorded approximately $2 million of restructuring expense for severance and related costs and estimated costs related to the elimination of redundant facilities, including adjustments recorded for changes in cost estimates for the planned restructuring activities. The actions under the Taqua Restructuring Initiative have been implemented and accordingly, we do not expect to record additional expense in connection with this initiative. The amounts accrued for severance and related costs were fully paid by the end of the third quarter of 2017. We expect that the amounts accrued for facilities costs will be paid by the end of 2018.

On July 25, 2016, we announced a program (the "2016 Restructuring Initiative") to further accelerate our investment in new technologies as the communications industry migrates to a cloud-based architecture and to pursue new strategic initiatives, such as new products and an expanded go-to-market footprint in selected geographies and discrete vertical markets. We have recorded an aggregate of approximately $2 million of restructuring expense in connection with this initiative, primarily for severance and related costs. The amounts accrued for severance and related costs were fully paid by the end of the third quarter of 2017. We expect that the amounts accrued for facilities will be paid by the end of October 2019.

Critical Accounting Policies and Estimates

Management's discussion and analysis of financial condition and results of operations is based upon our condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP"). The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. We base our estimates and judgments on historical experience, knowledge of current conditions and beliefs of what could occur in the future given available information. We consider the following accounting policies to be both those most important to the portrayal of our financial condition and those that require the most subjective judgment. If actual results differ significantly from management's estimates and projections, there could be a material effect on our condensed consolidated financial statements. The significant accounting policies that we believe are the most critical include revenue recognition, valuation of inventory, loss contingencies and reserves, stock-based compensation, business combinations, goodwill and intangible assets, and accounting for income taxes.

Effective January 1, 2018, we adopted Accounting Standards Codification ("ASC") 606, Revenue from Contracts with Customers ("ASC 606" or the "New Revenue Standard"), the new standard on revenue from contracts with customers, which codified Accounting Standards Update ("ASU") 2014-09, Revenue from Contracts with Customers ("ASU 2014-09"). Accordingly, we have updated our significant accounting policy on revenue recognition as described below.

Revenue Recognition. We account for revenue in accordance with ASC 606, which we adopted on January 1, 2018 using the modified retrospective method.

We derive revenue from two primary sources: software and non-software products, and services. Software and non-software product revenue is generated from sales of our software with proprietary hardware that functions together to deliver the products' essential functionality. Software and hardware are also sold on a standalone basis. Services include customer support (software updates and technical support), consulting, design services, installation services and training. A typical contract includes both product and services. Generally, contracts with customers contain multiple performance obligations. For these contracts, we account for individual performance obligations separately if they are distinct. The transaction price is allocated to the separate performance obligations on a relative standalone selling price basis. Standalone selling prices ("SSP") are typically estimated based on observable transactions when these services are sold on a standalone basis.

The software licenses typically provide a perpetual right to use our software. We also sell term-based software licenses that expire and Software-as-as-Service ("SaaS")-based software which are referred to as subscription arrangements. We do not customize our software nor are installation services required, as the customer has a right to utilize internal resources or a third-party service company. The software and hardware are delivered before related services are provided and are functional without professional services or customer support. We have concluded that our software licenses are functional intellectual property that are distinct, as the user can benefit from the software on its own. The product revenue is typically recognized upon transfer of control or when the software is made available for download, as this is the point that the user of the software can direct the use of, and obtain substantially all of the remaining benefits from, the functional intellectual property. We do not recognize software revenue related to the renewal of subscription software licenses earlier than the beginning of the subscription period. Hardware product is generally sold with software to provide the customer solution.

Service revenue includes revenue from customer support and other professional services. We offer warranties on our products. Certain of our warranties are considered to be assurance-type in nature and do not cover anything beyond ensuring that the product is functioning as intended. Based on the guidance in ASC 606, assurance-type warranties do not represent separate performance obligations. We also sell separately-priced maintenance service contracts which qualify as service-type warranties and represent separate performance obligations. The Company does not allow and has no history of accepting product returns.

Customer support includes software updates on a when-and-if-available basis, telephone support, integrated web-based support and bug fixes or patches. We sell our customer support contracts at a percentage of list or net product price related to the support. Customer support revenue is recognized ratably over the term of the customer support agreement, which is typically one year.

Our professional services include consulting, technical support, resident engineer services, design services and installation services. Because control transfers over time, revenue is recognized based on progress toward completion of the performance obligation. The method to measure progress toward completion requires judgment and is based on the nature of the products or services to be provided. We generally use the input method to measure progress for its contracts because it best depicts the transfer of assets to the customer which occurs as we incur costs for the contracts. Under the cost-to-cost measure of progress, the progress toward completion is measured based on the ratio of costs incurred to date to the total estimated costs at completion of the performance obligation. Revenue is recorded proportionally as costs are incurred. Costs to fulfill these obligations include labor and subcontractor costs.

We offer customer training courses, for which the related revenue is typically recognized as the training services are performed.

Our contracts with customers often include promises to transfer multiple products and services to the customer. Determining whether products and services are considered distinct performance obligations that should be accounted for separately versus together may require significant judgment.

Judgment is required to determine the SSP for each distinct performance obligation. In instances where SSP is not directly observable, such as when we do not sell the product or service separately, we determine the SSP using information that may include market conditions and other observable inputs. We typically have more than one SSP for individual products and services due to the stratification of those products and services by customers and circumstances. In these instances, the Company may use information such as the size of the customer and geographic region in determining the SSP.

Goodwill. Goodwill is not amortized, but instead is tested for impairment at least annually or if indicators of potential impairment exist. Our annual testing for impairment of goodwill is completed as of November 30. We operate as a single operating segment with one reporting unit and consequently evaluate goodwill for impairment based on an evaluation of the fair value of our company as a whole. We performed our step one assessments for 2017, 2016 and 2015 and determined that our market capitalization was significantly in excess of our carrying value. Subsequent to December 31, 2017, and as of March 31, 2018, our market capitalization had declined to a value less than our book value. We believe this decline is temporary and due in part to the fact that the integration of Sonus and GENBAND and the resulting synergies have not yet been fully realized. Should our market capitalization remain at less than our book value, this may indicate a triggering event which could result in an impairment of our goodwill.

For a further discussion of our other critical accounting policies and estimates, please refer to our Annual Report on Form 10-K for the fiscal year ended December 31, 2017. With the exception of our revenue recognition policy and the discussion of goodwill, both above, there were no significant changes to our critical accounting policies from December 31, 2017 through March 31, 2018.

Results of Operations

Three months ended March 31, 2018 and 2017

Revenue. Revenue for the three months ended March 31, 2018 and 2017 was as follows (in millions, except percentages):

	Three months ended		Increase from prior year
	March 31, 2018	March 31, 2017	$	%
Product	$51.5	$25.4	$26.1	102.9%
Service	69.7	28.0	41.7	149.0%
Total revenue	$121.2	$53.4	$67.8	127.1%

Product revenue is comprised of sales of our network transformation, security and applications solutions.

The increase in product revenue in the three months ended March 31, 2018 compared to the three months ended March 31, 2017 was primarily the result of the inclusion of GENBAND's product revenue approximating $28 million in the three months ended March 31, 2018, coupled with approximately $1 million of higher revenue from sales of certain of our SBC products, primarily our SBC 9000. These increases were partially offset by lower sales of our acquired Taqua products and certain of our SBC-related products, including the SBC 5000 and 7000 products.

Approximately 16% of our product revenue in the three months ended March 31, 2018 was from indirect sales through our channel partner program, compared to approximately 34% in the three months ended March 31, 2017.

Our product revenue from sales to enterprise customers was approximately 14% of our product revenue in the three months ended March 31, 2018, compared to approximately 28% in the three months ended March 31, 2017. These sales were made both through our direct sales team and indirect sales channel partners.

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

Service revenue for the three months ended March 31, 2018 and 2017 was comprised of the following (in millions, except percentages):

	Three months ended		Increase from prior year
	March 31, 2018	March 31, 2017	$	%
Maintenance	$56.1	$21.8	$34.3	157.7%
Professional services	13.6	6.2	7.4	118.5%
Total service revenue	$69.7	$28.0	$41.7	149.0%

Our maintenance revenue increased in the three months ended March 31, 2018 compared to the three months ended March 31, 2017 primarily due to the inclusion of approximately $34 million of revenue attributable to GENBAND in the current year quarter.

The increase in our professional services revenue in the three months ended March 31, 2018 compared to the three months ended March 31, 2017 was primarily due to the inclusion of approximately $7 million of revenue attributable to GENBAND in the current year quarter.

The timing of the completion of customer projects, customer payments and maintenance contract renewals may cause our service revenue to fluctuate from one period to the next.

The following customer contributed 10% or more of our revenue in the three months ended March 31, 2018 and 2017:

	Three months ended
Customer	March 31, 2018	March 31, 2017
Verizon Communications Inc.	12%	17%

Revenue earned from customers domiciled outside the United States was approximately 53% of revenue in the three months ended March 31, 2018 and approximately 33% of revenue in the three months ended March 31, 2017. Due to the timing of project completions, we expect that the domestic and international components as a percentage of revenue may fluctuate from quarter to quarter and year to year and accordingly, historical data may not be indicative of future periods.

Our deferred product revenue was approximately $11 million at March 31, 2018 and $22 million at December 31, 2017. Our deferred service revenue was approximately $106 million at March 31, 2018 and $93 million at December 31, 2017. Our deferred revenue balance may fluctuate as a result of the timing of revenue recognition, customer payments, maintenance contract renewals, contractual billing rights and maintenance revenue deferrals included in multiple element arrangements.

We expect that our product revenue in 2018 will increase significantly compared to 2017 levels, primarily due to our acquisition of GENBAND.

We expect that our service revenue in 2018 will increase compared to 2017 levels due to the inclusion of GENBAND service revenue and the continued organic growth of our installed customer base. However, we expect to continue to encounter ongoing industry pricing pressure, third-party competition and legacy network product decommissioning.

Overall, we expect that total revenue in 2018 will be significantly higher than our 2017 total revenue due to the inclusion of GENBAND for a full year in 2018. However, we expect that our total revenue in 2018 will be lower if compared to the combined 2017 revenues of Sonus and GENBAND.

In connection with the purchase price allocation to record our acquisition of GENBAND, we were required to record at fair value the assumed deferred revenue, resulting in a reduction of approximately $50 million to the assumed deferred revenue and future recognizable revenue. We recognized approximately $11 million less revenue in the three months ended March 31, 2018, and expect to recognize approximately $11 million less revenue in the remainder of 2018, than GENBAND would have recognized in the same periods had the Merger not occurred. We expect that these purchase accounting-related reductions to future revenue will continue through 2020, primarily impacting future service revenue.

In May 2014, the FASB issued ASU 2014-09, which, among other things, clarified the implementation of the new revenue guidance and delayed the adoption by one year, to January 1, 2018. Had we continued to recognize revenue under ASC 605, we would have recognized approximately $1 million more revenue in the three months ended March 31, 2018.

Cost of Revenue/Gross Margin. Our cost of revenue consists primarily of amounts paid to third-party manufacturers for purchased materials and services, royalties, manufacturing and professional services personnel and related costs, and provision for inventory obsolescence. Our cost of revenue and gross margins for the three months ended March 31, 2018 and 2017 were as follows (in millions, except percentages):

	Three months ended		Increase from prior year
	March 31, 2018	March 31, 2017	$	%
Cost of revenue
Product	$33.0	$9.7	$23.3	238.5%
Service	32.9	9.9	23.0	233.4%
Total cost of revenue	$65.9	$19.6	$46.3	235.9%
Gross margin
Product	35.9%	61.6%
Service	52.8%	64.7%
Total gross margin	45.6%	63.2%

The decrease in product gross margin in the three months ended March 31, 2018 compared to the three months ended March 31, 2017 was primarily attributable to the inclusion of GENBAND's costs in the current year quarter, which decreased our product gross margin by approximately eighteen percentage points, and higher amortization of intangible assets in connection with the acquisition of GENBAND, which decreased our product gross margin by approximately sixteen percentage points. These decreases were partially offset by the impact of our product and customer mix, particularly with respect to sales of certain of our security and applications products, which increased our product gross margin by approximately five percentage points in the current year quarter, coupled with lower amortization expense resulting from our impairment and write-off of certain developed technology intangible assets in the fourth quarter of 2017, which increased our product gross margin by approximately four percentage points.

The decrease in service gross margin in the three months ended March 31, 2018 compared to the three months ended March 31, 2017 was primarily due to the inclusion of GENBAND expenses in the current year quarter, which decreased our service gross margin by approximately fourteen percentage points, partially offset by lower third-party costs, which increased our service gross margin by approximately two percentage points. Our service cost of revenue is relatively fixed in advance of any particular quarter and therefore, changes in service revenue will typically have a significant impact on service gross margin.

We believe that our total gross margin will decrease in 2018 compared to 2017 due primarily to the inclusion of amortization expense for acquired intangible assets arising from the GENBAND acquisition.

Research and Development Expenses. Research and development expenses consist primarily of salaries and related personnel expenses and prototype costs for the design, development, testing and enhancement of our products. Research and development expenses for the three months ended March 31, 2018 and 2017 were as follows (in millions, except percentages):

			Increase from prior year
	March 31, 2018	March 31, 2017	$	%
Three months ended	$39.0	$20.2	$18.8	93.2%

The increase in research and development expenses in the three months ended March 31, 2018 compared to the three months ended March 31, 2017 was attributable to approximately $10 million of higher employee-related expense, approximately $5 million of higher product development expense (i.e., third-party development, prototype and test equipment costs), approximately $1 million of higher infrastructure-related expenses and net increases in other research and development expenses approximating $3 million. The increase in employee-related expenses was primarily attributable to approximately $9 million of higher salary and related expenses and approximately $1 million of higher expense in connection with our company-wide cash bonus program. These increases were primarily attributable to the inclusion of GENBAND's costs in the three months ended March 31, 2018.

Some aspects of our research and development efforts require significant short-term expenditures, the timing of which may cause significant variability in our expenses. We believe that rapid technological innovation is critical to our long-term success, and we are tailoring our investments to meet the requirements of our customers and market. We believe that our research and development expenses in 2018 will increase compared to 2017 levels due to the full year impact in 2018 of GENBAND's costs and our increased investment in our security strategy, partially offset by cost reductions resulting from our restructuring initiatives.

Sales and Marketing Expenses. Sales and marketing expenses primarily consist of salaries and related personnel costs, commissions, travel and entertainment expenses, promotions, customer trial and evaluations inventory and other marketing and sales support expenses. Sales and marketing expenses for the three months ended March 31, 2018 and 2017 were as follows (in millions, except percentages):

			Increase from prior year
	March 31, 2018	March 31, 2017	$	%
Three months ended	$31.9	$14.7	$17.2	117.5%

The increase in sales and marketing expenses in the three months ended March 31, 2018 compared to the three months ended March 31, 2017 was primarily attributable to approximately $12 million of higher employee-related expenses, approximately $3 million of higher infrastructure-related expenses and approximately $2 million of higher amortization expense in connection with acquired intangible assets. The increase in employee-related expenses was primarily attributable to approximately $9 million of higher salary and commissions and related expenses, approximately $2 million of higher employee travel, training and related expenses, and approximately $1 million of higher stock-based compensation. These increases were primarily attributable to the inclusion of GENBAND's costs in the three months ended March 31, 2018.

We believe that our sales and marketing expenses will increase in 2018 compared to 2017 levels due to the full year impact of the inclusion of GENBAND in 2018, partially offset by reductions resulting from our recent restructuring initiatives.

General and Administrative Expenses. General and administrative expenses consist primarily of salaries and related personnel costs for executive and administrative personnel, recruiting expenses and audit, legal and other professional fees. General and administrative expenses for the three months ended March 31, 2018 and 2017 were as follows (in millions, except percentages):

			Increase from prior year
	March 31, 2018	March 31, 2017	$	%
Three months ended	$15.6	$9.0	$6.6	73.0%

The increase in general and administrative expenses in the three months ended March 31, 2018 compared to the three months ended March 31, 2017 was primarily attributable to approximately $3 million of higher employee-related expenses, approximately $2 million of expense aggregate expense recorded related to the settlement of litigation in connection with our acquisition of Taqua, LLC and certain ongoing patent litigation, and approximately $1 million each of higher professional fees (i.e., legal, audit and outside services) and infrastructure-related expenses. The increase in employee-related expenses was primarily attributable to higher salaries and related expenses. These increases were primarily attributable to the inclusion of GENBAND's costs in the three months ended March 31, 2018.

We believe that our general and administrative expenses will increase in 2018 compared to 2017, primarily due to the full year impact of GENBAND's costs in 2018, partially offset by reductions in connection with our recent restructuring initiatives.

Acquisition- and Integration-Related Expenses. Acquisition- and integration-related expenses include expenses related to acquisitions that we would otherwise have not incurred. Acquisition-related expenses include professional and services fees, such as legal, audit, consulting, paying agent and other fees, and expenses related to cash payments to certain former executives of the acquired businesses in connection with their employment agreements. Integration-related expenses represent incremental costs related to combining the two companies, such as third-party consulting and other third-party services needed to merge the two separate companies' systems and processes. We recorded approximately $4 million of acquisition- and integration-related expenses in the three months ended March 31, 2018 related to our acquisition of GENBAND, comprised of approximately $2 million of acquisition-related expense and approximately $2 million of integration expense. The acquisition-related expense was primarily comprised of cash payments to certain former GENBAND executives. We recorded nominal acquisition- and integration-related expense in the three months ended March 31, 2017 for professional fees in connection with our acquisition of Taqua. We estimate that we will incur additional acquisition- and integration-related expense in connection with the Merger of approximately $5 million to $6 million in the remainder of 2018.

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

We recorded approximately $7 million of restructuring expense in the three months ended March 31, 2018, primarily in connection with our Merger Restructuring Initiative for severance and related costs.

We recorded restructuring expense aggregating less than $1 million related to our Taqua Restructuring Initiative and our 2016 Restructuring Initiative in the three months ended March 31, 2017. The amount related to the Taqua Restructuring Initiative is primarily related to the abandonment of a portion of the former Taqua San Jose, California facility. The amount related to the 2016 Restructuring Initiative represents severance and related costs.

Although we have eliminated positions as part of our restructuring initiatives, we continue to hire in certain other areas that we believe are important to our future growth. Restructuring expense is reported separately in the condensed consolidated statements of operations.

Interest Income (Expense), Net. Interest income and interest expense for the three months ended March 31, 2018 and 2017 were as follows (in millions, except percentages):

	Three months ended		Increase (decrease) from prior year
	March 31, 2018	March 31, 2017	$	%
Interest income	$0.1	$0.3	$(0.2)	(65.3)%
Interest expense	(0.7)	—	0.7	100.0%
	$(0.6)	$0.3	$0.9	332.2%

Interest income consisted of interest earned on our cash equivalents, marketable securities and investments. Interest expense in the three months ended March 31, 2018 was primarily comprised of interest on the outstanding revolving credit facility balance and our long-term debt payable to a related party, amortization of debt issuance costs in connection with our credit facility and interest on capital lease obligations. Interest expense in the three months ended March 31, 2017 was comprised of expense related to the amortization of debt issuance costs in connection with our then-existing revolving credit facility and interest on capital lease obligations.

Income Taxes. We recorded provisions for income taxes of approximately $2 million in the three months ended March 31, 2018 and $100,000 in the three months ended March 31, 2017. These amounts reflect our estimates of the effective rates expected to be applicable for the respective full fiscal years, adjusted for any discrete events, which are recorded in the period that they occur. These estimates are reevaluated each quarter based on our estimated tax rate for the full fiscal year. The estimated amounts recorded do not include any benefit for our domestic or Ireland losses, as we have concluded that a valuation allowance on any domestic or Ireland benefit is required.

On December 22, 2017, the U.S. government enacted comprehensive tax legislation commonly referred to as the Tax Cuts and Jobs Act (the "Tax Act"). The Tax Act makes broad and complex changes to the U.S. tax code, including, but not limited to: reducing the U.S. federal corporate tax rate from 35% to 21%; requiring companies to pay a one-time transition tax on certain unrepatriated earnings of foreign subsidiaries; generally eliminating U.S. federal income taxes on dividends from foreign subsidiaries; requiring a current inclusion in U.S. federal taxable income of certain earnings (the Global Intangible Low-taxed Income ("GILTI")) of controlled foreign corporations; eliminating the corporate alternative minimum tax ("AMT")

and changing how existing AMT credits can be realized; creating the base erosion anti-abuse tax ("BEAT"); creating a new limitation on deductible interest expense; changing rules related to uses and limitations of net operating loss carryforwards created in tax years beginning after December 31, 2017; providing a tax deduction for foreign derived intangible income ("FDII"); and changing rules related to deductibility of compensation for certain officers.

The impact of certain effects of the Tax Act was provisionally recognized in the period in which the new legislation was enacted per guidance in Staff Accounting Bulletin 118, which allows for a measurement period to complete the accounting for certain elements of the tax reform. We had previously provided for a provisional impact related to remeasured deferred tax assets based on the new federal income tax rate of 21%. We had also previously provided for the provisional impact related to the Tax Act's change to the federal NOL and AMT carryovers. The total estimated impact of approximately $5 million was reflected in net income, and increased the tax benefit for the year ended December 31, 2017. We recorded a nominal adjustment in the three months ended March 31, 2018 to reduce the benefit of the provisional impact relating to the change in our deferred tax assets as a result of the new federal tax rate of 21%. We will continue to refine our calculations as additional analysis is completed and expect to complete the accounting for the impact of the Tax Act within the measurement period. We cannot currently predict with certainty how the Tax Act will affect our financial position or results of operations.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements that have or are reasonably likely to have a current or future material effect on our financial position, changes in financial position, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Liquidity and Capital Resources

Our consolidated statements of cash flows are summarized as follows (in millions):

	Three months ended
	March 31, 2018	March 31, 2017	Change
Net loss	$(44.9)	$(10.6)	$(34.3)
Adjustments to reconcile net loss to cash flows provided by operating activities	18.2	7.6	10.6
Changes in operating assets and liabilities	30.1	6.6	23.5
Net cash provided by operating activities	$3.4	$3.6	$(0.2)
Net cash used in investing activities	$(1.6)	$(3.9)	$2.3
Net cash (used in) provided by financing activities	$(0.5)	$0.1	$(0.6)

Our cash, cash equivalents, and short- and long-term investments totaled approximately $85 million at March 31, 2018 and $83 million at December 31, 2017. We had cash held by our non-U.S. subsidiaries aggregating approximately $15 million at March 31, 2018 and $14 million at December 31, 2017. If we elect to repatriate all of the funds held by our non-U.S. subsidiaries as of March 31, 2018, we do not believe that the amounts of potential withholding taxes that would arise from the repatriation would have a material effect on our liquidity.

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

The Credit Facility requires compliance with financial covenants of a minimum consolidated quick ratio, minimum consolidated interest coverage ratio and maximum consolidated leverage ratio, all of which are defined in the Credit Facility and tested on a quarterly basis. In addition, the Credit Facility contains various covenants that, among other restrictions, limit our and our subsidiaries’ ability to enter into certain types of transactions, including, but not limited to: incurring or assuming indebtedness, making acquisitions or engaging in mergers, making investments, repurchasing equity and paying dividends, selling or otherwise transferring assets, changing the nature of our business and amending or making prepayments on certain junior debt. We were in compliance with all covenants of the Credit Facility at March 31, 2018 and December 31, 2017.

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

At March 31, 2018, we had an outstanding debt balance of $20 million at an average interest rate of 5.55% and approximately $3 million of outstanding letters of credit at an average interest rate of 1.75% under the Credit Facility. At December 31, 2017, we had an outstanding debt balance of $20 million at an average interest rate of 4.51% and approximately $3 million of outstanding letters of credit at an average interest rate of 2.00% under the Credit Facility.

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

Our operating activities provided approximately $3 million of cash in the three months ended March 31, 2018 and $4 million of cash in the three months ended March 31, 2017.

Cash provided by operating activities in the three months ended March 31, 2018 was primarily the result of lower accounts receivable, higher deferred revenue and non-cash items. These amounts were partially offset by our net loss, lower accrued expenses and other long-term liabilities, and accounts payable, coupled with higher other operating assets and inventory. Our lower accounts receivable reflected collections on sales made in the prior year, coupled with lower revenue in the first quarter of 2018 compared to the fourth quarter of 2017. The decrease in accrued expenses and other long-term liabilities was primarily related to employee compensation and related costs, including payments in connection with our company-wide cash bonus program, and our previously recorded restructuring initiatives, coupled with lower accruals for taxes and professional fees. Our net loss, adjusted for non-cash operating activities, used approximately $27 million of cash.

Cash provided by operating activities in the three months ended March 31, 2017 was primarily the result of our lower accounts receivable, higher deferred revenue and non-cash items, partially offset by our net loss and lower accrued expenses and other long-term liabilities. Our lower accounts receivable reflected collections on sales made in the prior year, coupled with lower revenue in the first quarter of 2017 compared to the fourth quarter of 2016. The decrease in accrued expenses and other long-term liabilities was primarily related to employee compensation and related costs, including payments made in connection with our company-wide cash bonus program and sales commissions, payments made in connection with our previously recorded restructuring initiatives and lower accruals for our Amended and Restated 2000 Employee Stock Purchase Plan, as amended, as a purchase was completed on behalf of participating employees on February 28, 2017. Our net loss, adjusted for non-cash items such as depreciation, amortization and stock-based compensation, used approximately $3 million of cash.

Our investing activities used approximately $2 million of cash in the three months ended March 31, 2018, primarily comprised of investments in property and equipment.

Our investing activities used approximately $4 million of cash in the three months ended March 31, 2017, comprised of approximately $3 million of net purchases of marketable securities and $1 million of investments in property and equipment.

Our financing activities used less than $1 million of cash in the three months ended March 31, 2018. We both borrowed and repaid $10 million under the Credit Facility in the three months ended March 31, 2018. We used less than $1 million in the aggregate to pay withholding obligations related to the net share settlement of restricted stock awards upon vesting and nominal amounts on our capital lease obligations and for debt issuance costs.

Our financing activities were essentially break-even in the three months ended March 31, 2017. We received less than $1 million in the aggregate of proceeds from the sale of our common stock in connection with our Employee Stock Purchase Plan, as Amended ("ESPP") and stock option exercises. These amounts were virtually offset by less than $1 million used to pay withholding obligations related to the net share settlement of restricted stock awards upon vesting and nominal amounts on our capital lease obligations.

Based on our current expectations, we believe our current cash, cash equivalents, marketable debt securities, long-term investments and available borrowings under the Credit Facility will be sufficient to meet our anticipated cash needs for working capital and capital expenditures for at least twelve months. The rate at which we will consume cash will be dependent on the cash needs of future operations, including changes in working capital, which will, in turn, be directly affected by the levels of demand for our products, the timing and rate of expansion of our business, the resources we devote to developing our products and any litigation settlements. We anticipate devoting substantial capital resources to continue our research and development efforts, to maintain our sales, support and marketing, to complete merger-related integration activities and for other general corporate activities. However, it is difficult to predict future liquidity requirements with certainty. See Note 15 to our condensed consolidated financial statements for a description of our other contingencies.

Recent Accounting Pronouncements

In February 2018, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2018-02, Income Statement - Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income ("ASU 2018-02"), which amends ASC 220 to allow a reclassification from accumulated other comprehensive income to retained earnings for stranded tax effects resulting from the Tax Cuts and Jobs Act and requires entities to provide certain disclosures regarding stranded tax effects. ASU 2018-02 is effective for us beginning

January 1, 2019, with early adoption permitted. We are currently assessing the potential impact of the adoption of ASU 2018-02 on our consolidated financial statements.

In May 2014, the FASB issued ASU 2014-09, its new standard on revenue from contracts with customers, along with additional ASUs which, among other things, clarified the implementation of the new revenue guidance and delayed the adoption by one year, to January 1, 2018. The New Revenue Standard outlines a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance, including industry-specific guidance. The core principle of the revenue model is that an entity recognizes revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. In applying the revenue model to contracts within its scope, an entity identifies the contract(s) with a customer, identifies the performance obligations in the contract, determines the transaction price, allocates the transaction price to the performance obligations in the contract and recognizes revenue when (or as) the entity satisfies a performance obligation. Effective January 1, 2018, we adopted the New Revenue Standard using the modified retrospective option and have identified the necessary changes to our policies, processes, systems and controls. Under the modified retrospective method, we are applying the New Revenue Standard to all contracts not yet completed as of January 1, 2018, recognizing in beginning Accumulated deficit an adjustment for the cumulative effect of the change and providing additional disclosures comparing results to those as if we were still following the previous accounting standards. Under ASC 605, we concluded we did not have VSOE for certain elements in software bundled arrangements, which resulted in revenue being recognized ratably over the longest performance period. The majority of the transition adjustments related to these arrangements. In connection with the adoption of ASC 606, as of January 1, 2018, the Company recorded an adjustment to decrease Accumulated deficit by approximately $12 million and capitalized certain commission costs resulting directly from securing contracts which were previously expensed.

In May 2017, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2017-09, Compensation - Stock Compensation (Topic 718): Scope of Modification Accounting ("ASU 2017-09"), which amends the scope of modification accounting for share-based payment arrangements such that an entity would not apply modification accounting if the fair value, vesting conditions and classification of the awards are the same immediately before and after the modification. ASU 2017-09 became effective for us beginning January 1, 2018 for both interim and annual reporting periods. The adoption of ASU 2017-09 did not have a material impact on our condensed consolidated financial statements.

In March 2017, the FASB issued ASU 2017-07, Compensation - Retirement Benefits (Topic 715): Improving the Presentation of Net Periodic Pension Cost and Net Periodic Post Retirement Benefit Cost ("ASU 2017-07"). ASU 2017-07 amends the requirements in ASC 715 to require entities to disaggregate the current-service-cost component from the other components of net benefit cost (the "other components") and include it with other current compensation costs for related employees, present the other components elsewhere in the income statement and outside of income from operations if such a subtotal is presented and disclose the income statement lines that contain the other components if they are not presented on appropriately described separate lines. ASU 2017-07 became effective for us beginning January 1, 2018 for both interim and annual reporting periods. The adoption of ASU 2017-07 did not have a material impact on our condensed consolidated financial statements.

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

In August 2016, the FASB issued ASU 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments ("ASU 2016-15"), which adds or clarifies guidance on eight cash flow issues, including debt prepayment or debt extinguishment costs, settlement of zero-coupon debt instruments or certain other debt instruments, contingent consideration payments made after a business combination, proceeds from the settlement of insurance claims, proceeds from the settlement of corporate-owned life insurance policies, distributions received from equity method investees, beneficial interests in securitization transactions and separately identifiable cash flows and application of the predominance principle. ASU 2016-15 became effective for us beginning January 1, 2018 for both interim and annual reporting periods. Entities must apply the guidance retrospectively to all periods presented but may apply it prospectively from the earliest date practicable if retrospective application would be impracticable. The adoption of ASU 2016-15 did not have a material impact on our condensed consolidated financial statements.

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

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842) Section A - Leases: Amendments to the FASB Accounting Standards Codification ("ASU 2016-02"), its new standard on accounting for leases. ASU 2016-02 introduces a lessee model that brings most leases onto the balance sheet. ASU 2016-02 eliminates the current GAAP requirement for an entity to use bright-line tests in determining lease classification. ASU 2016-02 is effective for us for both interim and annual periods beginning January 1, 2019. Upon adoption of ASU 2016-02, we will recognize lease obligations for the right to use these assets in connection with our existing lease agreements. In January 2018, the FASB issued ASU 2018-01, Leases (Topic 842): Land Easement Practical Expedient for Transition to Topic 842, which provided additional clarification and implementation guidance. We are currently assessing the potential impact of the adoption of ASU 2016-02 and related implementation guidance on our consolidated financial statements and accordingly, such amounts to be recognized on the balance sheet have yet to be determined.

Item 3.    Quantitative and Qualitative Disclosures About Market Risk

We are exposed to a variety of market risks, including changes in interest rates affecting the return on our investments and foreign currency fluctuations. We do not believe that a hypothetical 10% adverse movement in interest rates and foreign currency exchange rates would have a materially different impact from what was disclosed in our Annual Report on Form 10-K for the year ended December 31, 2017.

Item 4.    Controls and Procedures

Disclosure Controls and Procedures

Evaluation of Disclosure Controls and Procedures. Our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")) as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of March 31, 2018.

Changes in Internal Control over Financial Reporting. There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter ended March 31, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

We are involved in five lawsuits with Metaswitch Networks Ltd., Metaswitch Networks Corp. and Metaswitch Inc. (collectively, “Metaswitch”). First, on January 21, 2014, GENBAND and our indirectly-owned subsidiary, GENBAND US LLC, filed a complaint alleging that Metaswitch infringed certain patents owned by GENBAND. Following unsuccessful mediation, a trial took place and on January 15, 2016 the jury awarded $8.2 million in past royalty damages to GENBAND, which neither GENBAND nor the Company has recorded. On September 29, 2016, the court confirmed the jury verdict following motions from both parties. On March 22, 2018, the district court entered final judgment awarding GENBAND $8.9 million in royalties for damages through January 15, 2016 at rates set by the court; pre and post-judgment interest and costs. On April 10, 2018, the clerk of the court set the awarded costs at $0.4 million. On April 19, 2018, Metaswitch filed a notice of appeal on the judgment.

On April 18, 2018, Sonus filed a complaint alleging that Metaswitch is continuing to infringe the patents from the first lawsuit above through sales of Metaswitch's allegedly "redesigned" products. This suit seeks a finding that Metaswitch's infringement is willful. This suit also alleges false advertising and seeks damages resulting from allegedly false and misleading statements Metaswitch made regarding the first lawsuit.

Through Sonus and our indirectly-owned subsidiary, GENBAND US LLC, we are involved in a lawsuit with Metaswitch regarding claims that Metaswitch misappropriated trade secrets of GENBAND. This case is pending in state court in Dallas County, Texas, and stems from claims originally brought in a patent lawsuit between GENBAND and Metaswitch. The state court action was filed on March 28, 2017. Metaswitch filed its answer on April 21, 2017, in which it asserted counterclaims against GENBAND. On August 16, 2017, Metaswitch amended its counterclaims against GENBAND. The Texas state court has set a trial for this case in November 2018.

Through Sonus, we are involved in two patent infringement lawsuits with Metaswitch asserting a total of ten patents that came into the Company from Sonus. Sonus filed these two lawsuits on March 8, 2018.

At this time, it is not possible to predict the outcome of the litigation matters with Metaswitch, but we do not expect the results of any of these actions to have a material adverse effect on our business or consolidated financial statements.

On July 19, 2017, Taqua Holdings, LLC ("Holdings") filed a lawsuit against Sonus, GENBAND, Taqua, LLC ("Taqua") and several of Sonus' and GENBAND's merger-related subsidiaries (collectively, the "Holdings Lawsuit Defendants") in Texas state court, District of Dallas County (Case No. DC-17-08630) (the "Holdings Complaint"), based on an Earn-Out Agreement, dated as of September 26, 2016, between Sonus and Holdings (the "Earn-Out Agreement"). The Holdings Complaint alleges that: (i) Sonus purportedly breached the Earn-Out Agreement by implementing a restructuring plan (the "Taqua Restructuring Initiative"), that was allegedly intended to undermine Taqua's business and Sonus' payment obligation; and (ii) Sonus purportedly acquired Taqua for the purpose of eliminating Taqua as a competitor before the Mergers, and that Sonus never intended to promote Taqua products.

Following mediation, on April 3, 2018, the Company and Holdings entered into a settlement agreement pursuant to which the Company agreed to release the remaining funds held in escrow and to pay an additional $1.4 million to Holdings. On April 4, 2018, the court issued an Agreed Order of Dismissal with Prejudice dismissing the Holdings Complaint.

In addition, we are often a party to disputes and legal proceedings that we consider routine and incidental to our business. Management does not expect the results of any of these actions to have a material effect on our business or results of operations.

Item 1A.    Risk Factors

Our business faces significant risks and uncertainties, which may have a material adverse effect on our business prospects, financial condition and results of operations, and you should carefully consider them. There have been no material changes in the three months ended March 31, 2018 to the risk factors described in Part I, Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2017.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(c) Issuer Purchases of Equity Securities

The following table provides information with respect to the shares of common stock repurchased by us for the periods indicated:

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet be Purchased Under the Plans or Programs
January 1, 2018 to January 31, 2018	161,715	$8.01	—	$—
February 1, 2018 to February 28, 2018	3,287	$7.03	—	$—
March 1, 2018 to March 31, 2018	67,517	$5.13	—	$—
Total	232,519	$7.16	—	$—

(1) Upon vesting of restricted stock awards, our employees are permitted to return to us a portion of the newly vested shares to satisfy the tax withholding obligations that arise in connection with such vesting. During the first quarter of 2018, 232,519 shares of restricted stock were returned to us by employees to satisfy tax withholding obligations arising in connection with vesting of restricted stock, which shares are included in this column.

Item 5. Other Information

None.

Item 6.    Exhibits

Exhibit No.		Description
3.1		Restated Certificate of Incorporation of the Registrant (incorporated by reference to Exhibit 3.2 to the Registrant's Current Report on Form 8-K12B, filed October 30, 2017 with the SEC).
3.2
Certificate of Amendment of the Restated Certificate of Incorporation of the Registrant (incorporated by reference to Exhibit 3.1 to the Registrant's Current Report on Form 8-K, filed November 28, 2017 with the SEC).

3.3		Amended and Restated By-Laws of the Registrant (incorporated by reference to Exhibit 3.3 to the Registrant's Annual Report on Form 10-K, filed March 8, 2018 with the SEC).
10.1	*	Third Amendment to Lease between Michelson Farm-Westford Technology Park IV Limited Partnership and Sonus Networks, Inc., dated March 12, 2018.
10.2
Employment Agreement, entered into as of April 20, 2018 between the Registrant, Sonus Networks, Inc. and Franklin W. Hobbs (incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K/A, filed April 26, 2018 with the SEC).

10.3
Severance Agreement, entered into as of April 20, 2018 between the Registrant, Sonus Networks, Inc. and Franklin W. Hobbs (incorporated by reference to Exhibit 10.2 to the Registrant's Current Report on Form 8-K/A, filed April 26, 2018 with the SEC).

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

Date: April 30, 2018	RIBBON COMMUNICATIONS INC.

By:	/s/ Daryl E. Raiford
Daryl E. Raiford Executive Vice President and Chief Financial Officer (Principal Financial Officer)