Form 10-Q
period 2018-06-30
Ribbon Communications Inc.
filed 2018-08-01
CIK 1708055

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2018
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

As of July 25, 2018, there were 104,015,538 shares of the registrant's common stock, $0.0001 par value per share, outstanding.

RIBBON COMMUNICATIONS INC.
FORM 10-Q
QUARTERLY PERIOD ENDED JUNE 30, 2018

Cautionary Note Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q contains "forward-looking statements" within the meaning of the U.S. Private Securities Litigation Reform Act of 1995, which are subject to a number of risks and uncertainties. All statements other than statements of historical facts contained in this Quarterly Report on Form 10-Q, including statements regarding our future expenses, results of operations and financial position, integration activities, beliefs about our market capitalization, anticipated effects of the new revenue recognition standard on our financial results, business strategy, statements about the potential timing and impact of the merger and acquisition transactions described herein, plans and objectives of management for future operations, plans for future cost reductions, restructuring activities and plans for future product development and manufacturing are forward-looking statements. Without limiting the foregoing, the words "anticipates", "believes", "could", "estimates", "expects", "intends", "may", "plans", "seeks" and other similar language, whether in the negative or affirmative, are intended to identify forward-looking statements, although not all forward-looking statements contain these identifying words. Forward-looking statements are based on our current expectations and assumptions regarding our business, the economy and other future conditions. Because forward-looking statements relate to the future, they are subject to inherent uncertainties, risks and changes in circumstances that are difficult to predict. These statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements including, but not limited to, our successful completion of pending acquisitions and integration activities; our ability to realize the benefits from mergers and acquisitions; the effects of disruption from mergers and acquisitions, making it more difficult to maintain relationships with employees, customers, business partners or government entities; the timing of customer purchasing decisions and our recognition of revenues; economic conditions; our ability to recruit and retain key personnel; difficulties supporting our strategic focus on channel sales; difficulties retaining and expanding our customer base; difficulties leveraging market opportunities; the impact of restructuring and cost-containment activities; litigation; acceptance of our products and services; rapid technological and market change; our ability to protect our intellectual property rights; our ability to maintain partner, reseller, distribution and vendor support and supply relationships; higher risks in international operations and markets; the impact of increased competition; currency fluctuations; changes in the market price of our common stock; and/or failure or circumvention of our controls and procedures. We therefore caution you against relying on any of these forward-looking statements.

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

PART I FINANCIAL INFORMATION

Item 1. Financial Statements
RIBBON COMMUNICATIONS INC.
Condensed Consolidated Balance Sheets
(in thousands, except share and per share data)
(unaudited)

	June 30, 2018	December 31, 2017
Assets
Current assets:
Cash and cash equivalents	$33,411	$57,073
Marketable securities	21,924	17,224
Accounts receivable, net	136,395	165,156
Inventory	19,036	21,303
Other current assets	22,014	21,463
Total current assets	232,780	282,219
Property and equipment, net	23,835	24,780
Intangible assets, net	220,141	244,414
Goodwill	335,716	335,716
Investments	—	9,031
Deferred income taxes	7,643	8,434
Other assets	7,587	6,289
	$827,702	$910,883
Liabilities and Stockholders' Equity
Current liabilities:
Revolving credit facility	$20,000	$20,000
Accounts payable	34,172	45,851
Accrued expenses and other	61,003	76,380
Deferred revenue	87,935	100,571
Total current liabilities	203,110	242,802
Long-term debt, related party	22,922	22,500
Deferred revenue, net of current	17,464	14,184
Deferred income taxes	3,291	2,787
Other long-term liabilities	13,665	13,189
Total liabilities	260,452	295,462
Commitments and contingencies (Note 15)
Stockholders' equity:
Preferred stock, $0.01 par value per share; 10,000,000 shares authorized, none issued and outstanding	—	—
Common stock, $0.0001 par value per share; 240,000,000 shares authorized; 102,243,477 shares issued and outstanding at June 30, 2018; 101,752,856 shares issued and outstanding at December 31, 2017	10	10
Additional paid-in capital	1,688,966	1,684,768
Accumulated deficit	(1,124,799)	(1,072,426)
Accumulated other comprehensive income	3,073	3,069
Total stockholders' equity	567,250	615,421
	$827,702	$910,883

See notes to the unaudited condensed consolidated financial statements.

RIBBON COMMUNICATIONS INC.
Condensed Consolidated Statements of Operations
(in thousands, except per share data)
(unaudited)

	Three months ended		Six months ended
	June 30, 2018	June 30, 2017	June 30, 2018	June 30, 2017
Revenue:
Product	$63,123	$28,790	$114,654	$54,185
Service	74,238	26,943	143,887	54,916
Total revenue	137,361	55,733	258,541	109,101
Cost of revenue:
Product	30,278	9,287	63,292	19,040
Service	31,972	10,044	64,865	19,911
Total cost of revenue	62,250	19,331	128,157	38,951
Gross profit	75,111	36,402	130,384	70,150
Operating expenses:
Research and development	35,604	20,064	74,653	40,273
Sales and marketing	30,738	15,720	62,664	30,396
General and administrative	15,028	8,141	30,629	17,160
Acquisition- and integration-related	4,280	4,679	8,692	4,735
Restructuring	6,097	501	12,765	1,071
Total operating expenses	91,747	49,105	189,403	93,635
Loss from operations	(16,636)	(12,703)	(59,019)	(23,485)
Interest income (expense), net	(735)	254	(1,334)	512
Other income (expense), net	(2,052)	575	(1,804)	576
Loss before income taxes	(19,423)	(11,874)	(62,157)	(22,397)
Income tax provision	(499)	(471)	(2,669)	(594)
Net loss	$(19,922)	$(12,345)	$(64,826)	$(22,991)
Loss per share:
Basic	$(0.20)	$(0.25)	$(0.64)	$(0.47)
Diluted	$(0.20)	$(0.25)	$(0.64)	$(0.47)
Shares used to compute loss per share:
Basic	102,160	49,543	102,039	49,330
Diluted	102,160	49,543	102,039	49,330

See notes to the unaudited condensed consolidated financial statements.

RIBBON COMMUNICATIONS INC.
Condensed Consolidated Statements of Comprehensive Loss
(in thousands)
(unaudited)

	Three months ended		Six months ended
	June 30, 2018	June 30, 2017	June 30, 2018	June 30, 2017
Net loss	$(19,922)	$(12,345)	$(64,826)	$(22,991)
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	(126)	(10)	37	115
Unrealized gain (loss) on available-for sale marketable securities, net of reclassification adjustments for realized amounts	39	(34)	(33)	(31)
Other comprehensive income (loss), net of tax	(87)	(44)	4	84
Comprehensive loss, net of tax	$(20,009)	$(12,389)	$(64,822)	$(22,907)

See notes to the unaudited condensed consolidated financial statements.

RIBBON COMMUNICATIONS INC.
Condensed Consolidated Statements of Cash Flows
(in thousands)
(unaudited)

	Six months ended
	June 30, 2018	June 30, 2017
Cash flows from operating activities:
Net loss	$(64,826)	$(22,991)
Adjustments to reconcile net loss to cash flows (used in) provided by operating activities:
Depreciation and amortization of property and equipment	5,318	3,595
Amortization of intangible assets	24,273	4,552
Stock-based compensation	4,905	7,500
Deferred income taxes	817	446
Foreign exchange (gains) losses	2,079	(67)
Other	—	(570)
Changes in operating assets and liabilities:
Accounts receivable	28,752	11,317
Inventory	2,077	829
Other operating assets	(275)	(994)
Accounts payable	(13,872)	(535)
Accrued expenses and other long-term liabilities	(15,203)	(8,089)
Deferred revenue	3,264	7,848
Net cash (used in) provided by operating activities	(22,691)	2,841
Cash flows from investing activities:
Purchases of property and equipment	(3,492)	(2,593)
Purchases of marketable securities	—	(28,731)
Sale/maturities of marketable securities	4,278	29,067
Proceeds from the sale of intangible assets	—	576
Net cash provided by (used in) investing activities	786	(1,681)
Cash flows from financing activities:
Borrowings under revolving line of credit	25,000	—
Principal payments on revolving line of credit	(25,000)	—
Principal payments of capital lease obligations	(293)	(20)
Payment of debt issuance costs	(624)	—
Proceeds from the sale of common stock in connection with employee stock purchase plan and exercise of stock options	10	683
Payment of tax withholding obligations related to net share settlements of restricted stock awards	(716)	(1,406)
Net cash used in financing activities	(1,623)	(743)
Effect of exchange rate changes on cash and cash equivalents	(134)	266
Net (decrease) increase in cash and cash equivalents	(23,662)	683
Cash and cash equivalents, beginning of year	57,073	31,923
Cash and cash equivalents, end of period	$33,411	$32,606
Supplemental disclosure of cash flow information:
Interest paid	$895	$75
Income taxes paid	$2,800	$747
Income tax refunds received	$220	$80
Supplemental disclosure of non-cash investing activities:
Capital expenditures incurred, but not yet paid	$1,097	$222
Supplemental disclosure of non-cash financing activities:
Total fair value of restricted stock awards, restricted stock units and performance-based stock units on date vested	$5,159	$4,833

See notes to the unaudited condensed consolidated financial statements.

RIBBON COMMUNICATIONS INC.
Notes to Condensed Consolidated Financial Statements
(unaudited)

(1) BASIS OF PRESENTATION

Business

Ribbon is a leading provider of network communications solutions to telecommunications, wireless and cable service providers and enterprises of all sizes across industry verticals. With over 1,000 customers around the globe, including some of the largest telecommunications service providers and enterprises in the world, Ribbon enables service providers and enterprises to modernize their communications networks and provide secure real-time communications ("RTC") solutions to their customers and employees. By securing and enabling reliable and scalable Internet Protocol ("IP") networks, Ribbon helps service providers and enterprises adopt the next generation of software-based virtualized and cloud communications technologies to drive new, incremental revenue while protecting their existing revenue streams. Ribbon's solutions provide a secure way for its customers to connect and leverage multivendor, multiprotocol communications systems and applications across their networks and the cloud, around the world and in a rapidly changing ecosystem of IP-enabled devices such as smartphones and tablets. In addition, Ribbon's solutions secure the evolution to cloud-based delivery of unified communications ("UC") solutions - both for service providers transforming to a cloud-based network and for enterprises using cloud-based UC. Ribbon goes to market through both direct sales and indirect channels globally, leveraging the assistance of resellers, and provides ongoing support to its customers through a global services team with experience in design, deployment and maintenance of some of the world's largest IP networks.

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

Significant Accounting Policies

The Company's significant accounting policies are disclosed in Note 2 to the Consolidated Financial Statements included in the Annual Report. There were no material changes to the significant accounting policies during the six months ended June 30, 2018, apart from the Company's accounting policy related to revenue recognition, as discussed below.

RIBBON COMMUNICATIONS INC.
Notes to Condensed Consolidated Financial Statements (Continued)
(unaudited)

Effective January 1, 2018, the Company adopted Accounting Standards Codification ("ASC") 606, Revenue from Contracts with Customers ("ASC 606" or the "New Revenue Standard"), the new standard on revenue from contracts with customers, which codified Accounting Standards Update ("ASU") 2014-09, Revenue from Contracts with Customers ("ASU 2014-09"). As a result, the Company changed its accounting policy for revenue recognition to ensure compliance with ASC 606 which is described below and in Note 10.

Revenue Recognition Policy

The Company derives revenues from two primary sources: products and services. Product revenue includes the Company's hardware and software that function together to deliver the products' essential functionality. Software and hardware are also sold on a standalone basis. Services include customer support (software updates, upgrades and technical support), consulting, design services, installation services and training. Generally, contracts with customers contain multiple performance obligations, consisting of products and services. For these contracts, the Company accounts for individual performance obligations separately if they are considered distinct.

When an arrangement contains more than one performance obligation, the Company will generally allocate the transaction price to each performance obligation on a relative standalone selling price basis. The best evidence of a standalone selling price is the observable price of good or service when the entity sells that good or service separately in similar circumstances and to similar customers. If the good or service is not sold separately, an entity must estimate the standalone selling price by using an approach that maximizes the use of observable inputs. Acceptable estimation methods include but are not limited to: (1) adjusted market assessment; (2) expected cost plus a margin; and (3) a residual approach (when the standalone selling price is not directly observable and is either highly variable or uncertain).

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

RIBBON COMMUNICATIONS INC.
Notes to Condensed Consolidated Financial Statements (Continued)
(unaudited)

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

Recent Accounting Pronouncements

In June 2018, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2018-07, Compensation - Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting ("ASU 2018-07"), which expands the scope of Accounting Standards Codification ("ASC") 718, Compensation - Stock Compensation ("ASC 718"), to include all share-based payment arrangements related to the acquisition of goods and services from both

RIBBON COMMUNICATIONS INC.
Notes to Condensed Consolidated Financial Statements (Continued)
(unaudited)

nonemployees and employees. As a result, most of the guidance in ASC 718 associated with employee share-based payments, including most of its requirements related to classification and measurement, applies to nonemployee share-based payment arrangements. ASU 2018-07 is effective for the Company beginning January 1, 2019, although early adoption is permitted. The Company does not expect the adoption of ASU 2018-07 to have a material impact on its consolidated financial statements.

In February 2018, the FASB issued ASU 2018-02, Income Statement - Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income ("ASU 2018-02"), which amends ASC 220, Income Statement - Reporting Comprehensive Income, to allow a reclassification from accumulated other comprehensive income to retained earnings for stranded tax effects resulting from the Tax Cuts and Jobs Act and requires entities to provide certain disclosures regarding stranded tax effects. ASU 2018-02 is effective for the Company beginning January 1, 2019, with early adoption permitted. The Company is currently assessing the potential impact of the adoption of ASU 2018-02 on its consolidated financial statements.

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

RIBBON COMMUNICATIONS INC.
Notes to Condensed Consolidated Financial Statements (Continued)
(unaudited)

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842) Section A - Leases: Amendments to the FASB Accounting Standards Codification ("ASU 2016-02"), its new standard on accounting for leases. ASU 2016-02 introduces a lessee model that brings most leases onto the balance sheet. ASU 2016-02 eliminates the current GAAP requirement for an entity to use bright-line tests in determining lease classification. ASU 2016-02 is effective for the Company for both interim and annual periods beginning January 1, 2019. Upon adoption of ASU 2016-02, the Company will recognize lease obligations for the right to use these assets in connection with its existing lease agreements. In July 2018, the FASB issued ASU 2018-10, Codification Improvements to Topic 842, Leases, which provided improvements to certain aspects of the guidance in ASC 842, Leases. In January 2018, the FASB issued ASU 2018-01, Leases (Topic 842): Land Easement Practical Expedient for Transition to Topic 842, which provided additional clarification and implementation guidance. The Company is currently reviewing its leases to identify those that would be impacted by the adoption of ASU 2016-02 and related clarification guidance and determining the impact on its consolidated financial statements. Accordingly, such amounts to be recognized on the balance sheet have yet to be determined.

(2) BUSINESS ACQUISITIONS

Pending Acquisition - Edgewater Networks, Inc.

On June 25, 2018, the Company announced that it had signed an agreement to acquire Edgewater Networks, Inc. ("Edgewater"), a private company headquartered in San Jose, California (the "Edgewater Acquisition"). Edgewater is a market leader in Network Edge Orchestration for the small and medium enterprise ("SME") and UC market. The Company believes that the acquisition of Edgewater will allow it to offer its global customer base a complete core-to-edge product portfolio, end-to-end service assurance and analytics solutions, and a fully integrated software-defined wide-area network ("SD-WAN") service.

As consideration for the Edgewater Acquisition, Ribbon has agreed to pay Edgewater's selling shareholders and holders of vested in-the-money options and warrants to acquire common stock of Edgewater, in the aggregate: $50 million of cash (subject to customary net working capital and other adjustments) at the time of closing, to be funded through Ribbon's existing credit facility; $30 million of deferred cash payments, to be funded through existing operating cash flows, $15 million of which is to be paid 6 months from the closing date and the other $15 million of which is to be paid as early as 9 months from the closing date and no later than 18 months from the closing date; and $30 million of Ribbon common stock to be issued at the time of closing, subject to a cap on issuance of 5.2 million shares. The transaction is expected to close in the third quarter of 2018 and is subject to customary closing conditions, including receipt of regulatory approvals.

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

RIBBON COMMUNICATIONS INC.
Notes to Condensed Consolidated Financial Statements (Continued)
(unaudited)

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

As of June 30, 2018, the valuation of acquired assets, identifiable intangible assets and certain assumed liabilities is preliminary. The Company is still in the process of investigating the facts and circumstances existing as of the Merger Date in order to finalize its valuation. The Company expects to finalize the valuation of the assets acquired and liabilities assumed in the third quarter of 2018.

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

RIBBON COMMUNICATIONS INC.
Notes to Condensed Consolidated Financial Statements (Continued)
(unaudited)

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

Pro Forma Results

The following unaudited pro forma information presents the condensed combined results of operations of Sonus and GENBAND for the three and six months ended June 30, 2017 as if the Merger had been completed on January 1, 2017, with adjustments to give effect to pro forma events that are directly attributable to the Merger. These pro forma adjustments include a reduction of historical GENBAND revenue for the fair value adjustment related to acquired deferred revenue, an increase in amortization expense for the acquired identifiable intangible assets, a decrease in historical GENBAND interest expense reflecting the extinguishment of certain of GENBAND's debt as a result of the Merger, net of the interest expense recorded in connection with the promissory note issued to certain GENBAND equity holders as part of the purchase consideration and the elimination of revenue and costs related to sales transactions between Sonus and GENBAND.

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

	Three months ended June 30, 2017	Six months ended June 30, 2017

Revenue	$143,436	$272,141
Net loss	$(40,768)	$(83,518)
Loss per share	$(0.40)	$(0.82)

Acquisition- and Integration-Related Expenses

Acquisition- and integration-related expenses include those expenses related to acquisitions that would otherwise not have been incurred by the Company. The acquisition-related expenses include professional and services fees such as legal, audit, consulting, paying agent and other fees, and expenses related to cash payments to certain former executives of the acquired businesses in connection with their employment agreements. These amounts include costs related to both the Merger and the pending Edgewater Acquisition. The integration-related expenses recorded in both the three and six months ended June 30, 2018 represent incremental costs related to combining Sonus and GENBAND, such as third-party consulting and other third-party services related to merging the two separate companies' systems and processes.

The acquisition-related amounts recorded in both the three and six months ended June 30, 2017 relate to professional fees incurred in connection with the Company's September 2016 acquisition of Taqua, LLC. The Company's acquisition- and integration-related expenses for the three and six months ended June 30, 2018 and 2017 were as follows (in thousands):

RIBBON COMMUNICATIONS INC.
Notes to Condensed Consolidated Financial Statements (Continued)
(unaudited)

	Three months ended		Six months ended
	June 30, 2018	June 30, 2017	June 30, 2018	June 30, 2017
Professional and services fees (acquisition-related)	$2,199	$4,679	$2,409	$4,735
Management bonuses (acquisition-related)	298	—	1,972	—
Integration-related expenses	1,783	—	4,311	—
	$4,280	$4,679	$8,692	$4,735

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

The calculations of shares used to compute loss per share were as follows (in thousands):

	Three months ended		Six months ended
	June 30, 2018	June 30, 2017	June 30, 2018	June 30, 2017
Weighted average shares outstanding—basic	102,160	49,543	102,039	49,330
Potential dilutive common shares	—	—	—	—
Weighted average shares outstanding—diluted	102,160	49,543	102,039	49,330

Options to purchase the Company's common stock and unvested shares of restricted and performance-based stock aggregating 3.3 million have not been included in the computation of diluted loss per share for the three and six months ended June 30, 2018 because their effect would have been antidilutive. Options to purchase the Company's common stock, unvested shares of restricted and performance-based stock and shares in connection with future purchases under the Company's Amended and Restated 2000 Employee Stock Purchase Plan, as amended (the "ESPP"), totaling 8.0 million shares for the three and six months ended June 30, 2017 have not been included in the computation of diluted loss per share because their effect would have been antidilutive.

(4) CASH EQUIVALENTS, MARKETABLE SECURITIES AND INVESTMENTS

The Company invests in debt instruments, primarily U.S. government-backed, municipal and corporate obligations, which management believes to be high quality (investment grade) credit instruments.

The Company did not sell any of its available-for-sale securities in either the three months or six months ended June 30, 2018 or 2017. Investments with continuous unrealized losses for one year or greater at June 30, 2018 were nominal.

On a quarterly basis, the Company reviews its marketable securities and investments to determine if there have been any events that could create a credit impairment. Based on its reviews, the Company does not believe that any impairment existed with its current holdings at June 30, 2018.

The amortized cost, gross unrealized gains and losses and fair value of the Company's marketable debt securities and investments at June 30, 2018 and December 31, 2017 were comprised of the following (in thousands):

RIBBON COMMUNICATIONS INC.
Notes to Condensed Consolidated Financial Statements (Continued)
(unaudited)

	June 30, 2018
	Amortized cost	Unrealized gains	Unrealized losses	Fair value
Cash equivalents	$514	$—	$—	$514

Marketable securities
U.S. government agency notes	$8,088	$—	$(34)	$8,054
Corporate debt securities	8,575	—	(39)	8,536
Certificates of deposit	5,334	—	—	5,334
	$21,997	$—	$(73)	$21,924

	December 31, 2017
	Amortized cost	Unrealized gains	Unrealized losses	Fair value
Cash equivalents	$1,254	$—	$—	$1,254

Marketable securities
U.S. government agency notes	$4,091	$—	$(19)	$4,072
Corporate debt securities	8,048	—	(31)	8,017
Certificates of deposit	5,135	—	—	5,135
	$17,274	$—	$(50)	$17,224
Investments
U.S. government agency notes	$3,992	$—	$(28)	$3,964
Corporate debt securities	3,908	—	(24)	3,884
Certificates of deposit	1,183	—	—	1,183
	$9,083	$—	$(52)	$9,031

The Company's available-for-sale debt securities classified as Investments in the condensed consolidated balance sheet at December 31, 2017 mature after one year but within two years or less from the balance sheet date. The Company did not have any available-for-sale debt securities classified as Investments at June 30, 2018.

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

RIBBON COMMUNICATIONS INC.
Notes to Condensed Consolidated Financial Statements (Continued)
(unaudited)

The following table shows the fair value of the Company's financial assets at June 30, 2018 and December 31, 2017. These financial assets are comprised of the Company's available-for-sale debt securities and reported under the captions Cash and cash equivalents, Marketable securities and Investments in the condensed consolidated balance sheets (in thousands):

		Fair value measurements at June 30, 2018 using:
	Total carrying value at June 30, 2018	Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Cash equivalents	$514	$514	$—	$—

Marketable securities
U.S. government agency notes	$8,054	$—	$8,054	$—
Corporate debt securities	8,536	—	8,536	—
Certificates of deposit	5,334	—	5,334	—
	$21,924	$—	$21,924	$—

		Fair value measurements at December 31, 2017 using:
	Total carrying value at December 31, 2017	Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Cash equivalents	$1,254	$1,254	$—	$—

Marketable securities
U.S. government agency notes	$4,072	$—	$4,072	$—
Corporate debt securities	8,017	—	8,017	—
Certificates of deposit	5,135	—	5,135	—
	$17,224	$—	$17,224	$—
Investments
U.S. government agency notes	$3,964	$—	$3,964	$—
Corporate debt securities	3,884	—	3,884	—
Certificates of deposit	1,183	—	1,183	—
	$9,031	$—	$9,031	$—

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

RIBBON COMMUNICATIONS INC.
Notes to Condensed Consolidated Financial Statements (Continued)
(unaudited)

(5) INVENTORY

Inventory at June 30, 2018 and December 31, 2017 consisted of the following (in thousands):

	June 30, 2018	December 31, 2017
On-hand final assemblies and finished goods inventories	$16,016	$18,374
Deferred cost of goods sold	4,180	4,569
	20,196	22,943
Less noncurrent portion (included in other assets)	(1,160)	(1,640)
Current portion	$19,036	$21,303

(6) INTANGIBLE ASSETS AND GOODWILL

The Company's intangible assets at June 30, 2018 and December 31, 2017 consisted of the following (in thousands):

June 30, 2018	Weighted average amortization period (years)	Cost	Accumulated amortization	Net carrying value
In-process research and development	*	$5,600	$—	$5,600
Developed technology	6.90	153,380	43,073	110,307
Customer relationships	9.32	120,840	17,201	103,639
Trade names	3.00	900	305	595
Internal use software	3.00	730	730	—
	7.77	$281,450	$61,309	$220,141

December 31, 2017	Weighted average amortization period (years)	Cost	Accumulated amortization	Net carrying value
In-process research and development	*	$5,600	$—	$5,600
Developed technology	6.90	153,380	24,211	129,169
Customer relationships	9.32	120,840	12,015	108,825
Trade names	3.00	900	80	820
Internal use software	3.00	730	730	—
	7.77	$281,450	$37,036	$244,414

* An in-process research and development intangible asset has an indefinite life until the product is generally available, at which time such asset is typically reclassified to developed technology.

Amortization expense for intangible assets for the three and six months ended June 30, 2018 and 2017 was as follows (in thousands):

	Three months ended		Six months ended		Statement of operations classification
	June 30, 2018	June 30, 2017	June 30, 2018	June 30, 2017
Developed technology	$9,270	$1,601	$18,862	$3,167	Cost of revenue - product
Customer relationships	2,581	692	5,186	1,385	Sales and marketing
Trade names	113	—	225	—	Sales and marketing
	$11,964	$2,293	$24,273	$4,552

RIBBON COMMUNICATIONS INC.
Notes to Condensed Consolidated Financial Statements (Continued)
(unaudited)

Estimated future amortization expense for the Company's intangible assets at June 30, 2018 was as follows (in thousands):

Years ending December 31,
Remainder of 2018	$21,740
2019	38,940
2020	38,421
2021	31,970
2022	26,032
Thereafter	63,038
$220,141

The changes in the carrying value of the Company's goodwill in the six months ended June 30, 2018 and 2017 were as follows (in thousands):

Balance at January 1	2018	2017
Goodwill	$338,822	$52,499
Accumulated impairment losses	(3,106)	(3,106)
	335,716	49,393
Purchase accounting adjustments - acquisition of Taqua, LLC	—	498
Balance at June 30	$335,716	$49,891

Balance at June 30
Goodwill	$338,822	$52,997
Accumulated impairment losses	(3,106)	(3,106)
	$335,716	$49,891

(7) ACCRUED EXPENSES
Accrued expenses at June 30, 2018 and December 31, 2017 consisted of the following (in thousands):

	June 30, 2018	December 31, 2017
Employee compensation and related costs	$29,648	$37,782
Professional fees	12,790	13,743
Other	18,565	24,855
	$61,003	$76,380

(8) RESTRUCTURING ACCRUALS

The Company recorded restructuring expense aggregating $6.1 million in the three months ended June 30, 2018 and $0.5 million in the three months ended June 30, 2017. The Company recorded restructuring expense aggregating $12.8 million in the six months ended June 30, 2018 and $1.1 million in the six months ended June 30, 2017.

Merger Restructuring Initiative

In connection with the Merger, the Company's management approved a restructuring plan in the fourth quarter of 2017 to eliminate certain redundant positions and facilities within the combined companies (the "Merger Restructuring Initiative"). In connection with this initiative, the Company recorded $8.5 million of restructuring expense in the fourth quarter of 2017 for severance and related costs for approximately 120 employees. The Company recorded $11.8 million in the six months ended June 30, 2018, comprised of $5.3 million in the three months ended June 30, 2018 and $6.5 million in the three months ended

RIBBON COMMUNICATIONS INC.
Notes to Condensed Consolidated Financial Statements (Continued)
(unaudited)

March 31, 2018. The amounts recorded in the three months ended June 30, 2018 included $5.1 million for severance and related costs for approximately 140 employees and $0.2 million related to a United Kingdom facility. The amount recorded in the three months ended March 31, 2018 represented severance and related costs for approximately 115 employees. The Company anticipates it will record additional future expense in connection with this initiative for headcount and redundant facilities aggregating approximately $5 million as it continues to combine the two businesses and benefit from operational synergies. The Company expects that the amount accrued at June 30, 2018 for severance will be paid in 2018 and that the payments related to the expected additional future expense will be completed by early 2019.

A summary of the Merger Restructuring Initiative accrual activity for the six months ended June 30, 2018 is as follows (in thousands):

	Balance at January 1, 2018	Initiatives charged to expense	Adjustments for changes in estimate	Cash payments	Balance at June 30, 2018
Severance	$7,595	$11,640	$(5)	$(13,964)	$5,266
Facilities	—	193	—	(16)	177
	$7,595	$11,833	$(5)	$(13,980)	$5,443

Assumed Restructuring Initiative

The Company assumed GENBAND's previously recorded restructuring liability, totaling $4.1 million, on the Merger Date (the "GENBAND Restructuring Initiative"). Of this amount, $3.7 million related to severance and related costs and $0.4 million related to facilities. The Company recorded adjustments of $0.7 million in the three months ended June 30, 2018 and $0.9 million in the six months ended June 30, 2018 for changes in estimated costs previously accrued. The additional expense for severance relates to higher-than-previously-anticipated amounts due to certain international employees. The additional expense for facilities relates to changes in sub-lease income assumptions for a facility previously restructured under this plan. The Company does not expect to record additional expense in connection with this initiative except for any additional adjustments for changes in estimated costs. The Company expects that the payments related to this assumed liability will be completed in 2018. A summary of the GENBAND Restructuring Initiative accrual activity for the six months ended June 30, 2018 is as follows (in thousands):

	Balance at January 1, 2018	Initiatives charged to expense	Adjustments for changes in estimate	Cash payments	Balance at June 30, 2018
Severance	$1,916	$—	$487	$(1,987)	$416
Facilities	205	—	450	(291)	364
	$2,121	$—	$937	$(2,278)	$780

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

In connection with the 2016 Restructuring Initiative, the Company recorded $0.3 million of restructuring expense in the three months ended June 30, 2017 and $0.5 million of restructuring expense in the six months ended June 30, 2017. The amount recorded in the three months ended June 30, 2017 was comprised of $0.2 million for severance and related costs and $0.1 million related to the Rochester Facility. The amount recorded in the six months ended June 30, 2017 was comprised of $0.4 million for severance and related costs and $0.1 million related to the Rochester Facility. The Company did not record expense in connection with this initiative in either the three or six months ended June 30, 2018. The actions under the 2016

RIBBON COMMUNICATIONS INC.
Notes to Condensed Consolidated Financial Statements (Continued)
(unaudited)

Restructuring Initiative have been implemented and accordingly, the Company does not expect to record additional expense in connection with this initiative. The amounts accrued for severance and related costs had been fully paid by the end of the third quarter of 2017. The Company expects that the amounts accrued for facilities will be paid by the end of October 2019, when the lease on the Rochester Facility expires.

A summary of the 2016 Restructuring Initiative accrual activity for the six months ended June 30, 2018 is as follows (in thousands):

	Balance at January 1, 2018	Initiatives charged to expense	Adjustments for changes in estimate	Cash payments	Balance at June 30, 2018
Facilities	$95	$—	$—	$(15)	$80

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

In connection with the Taqua Restructuring Initiative, the Company recorded $0.2 million of restructuring expense in the three months ended June 30, 2017 for severance and related costs and $0.6 million of restructuring expense in the six months ended June 30, 2017, comprised of $0.2 million for severance and related costs and $0.4 million for redundant facilities. A summary of the Taqua Restructuring Initiative accrual activity for the six months ended June 30, 2018 is as follows (in thousands):

	Balance at January 1, 2018	Initiatives charged to expense	Adjustments for changes in estimate	Cash payments	Balance at June 30, 2018
Facilities	$365	$—	$—	$(170)	$195

Balance Sheet Classification

The current portions of accrued restructuring are included as a component of Accrued expenses and the long-term portions of accrued restructuring are included as a component of Other long-term liabilities in the condensed consolidated balance sheets. The current portions of accrued restructuring totaled $6.4 million at June 30, 2018 and $10.0 million at December 31, 2017. The long-term portions of accrued restructuring totaled $0.1 million at June 30, 2018 and $0.2 million at December 31, 2017. The long-term amounts represent future lease payments on restructured facilities.

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

RIBBON COMMUNICATIONS INC.
Notes to Condensed Consolidated Financial Statements (Continued)
(unaudited)

borrowers and GENBAND as the guarantor. The Prior Credit Agreement had a maturity date of July 1, 2019 and provided for revolving loans, including letters of credit and swingline loans, not to exceed $50 million in total, with potential further increases of $75 million available for a total revolving line of credit of up to $125 million.

Senior Secured Credit Facility

On December 21, 2017, the Company entered into a Senior Secured Credit Facilities Credit Agreement (as amended, the “Credit Facility”), by and among the Company, as a guarantor, Sonus Networks, Inc., as the borrower (“Borrower”), Silicon Valley Bank, as administrative agent (in such capacity, the “Administrative Agent”), issuing lender, swingline lender and lead arranger and the lenders party thereto (each referred to individually as a “Lender”, and collectively, the “Lenders”), which refinanced the Prior Credit Agreement. The Credit Facility includes $100 million of commitments, the full amount of which is available for revolving loans, a $15 million sublimit that is available for letters of credit and a $15 million sublimit that is available for swingline loans. The Credit Facility is scheduled to mature in December 2021, subject to a springing maturity if, on or before July 14, 2020, the existing promissory note issued to certain shareholders is not converted or extended to March 2022 or later. The Credit Facility includes procedures for additional financial institutions to become lenders, or for any existing lender to increase its commitment under the facility, subject to an available increase of $50 million for all incremental commitments under the Credit Facility. On June 24, 2018, the Company amended the Credit Facility to, among other things, permit the Edgewater Acquisition and related transactions.

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

The Credit Facility requires compliance with financial covenants of a minimum consolidated quick ratio, minimum consolidated interest coverage ratio and maximum consolidated leverage ratio, all of which are defined in the Credit Facility and tested on a quarterly basis. In addition, the Credit Facility contains various covenants that, among other restrictions, limit the Company’s and its subsidiaries’ ability to enter into certain types of transactions, including, but not limited to: incurring or assuming indebtedness, making acquisitions or engaging in mergers, making investments, repurchasing equity and paying dividends, selling or otherwise transferring assets, changing the nature of its business and amending or making prepayments on certain junior debt. The Company was in compliance with all covenants of the Credit Facility as of June 30, 2018 and December 31, 2017.

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

RIBBON COMMUNICATIONS INC.
Notes to Condensed Consolidated Financial Statements (Continued)
(unaudited)

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

At June 30, 2018, the Company had an outstanding debt balance of $20.0 million at an average interest rate of 5.00% and $1.8 million of outstanding letters of credit at an average interest rate of 1.75% under the Credit Facility. At December 31, 2017, the Company had an outstanding debt balance of $20.0 million at an interest rate of 4.51% and $2.9 million of outstanding letters of credit at an average interest rate of 2.00% under the Credit Facility.

Promissory Note

In connection with the Merger, on October 27, 2017, the Company issued a promissory note for $22.5 million to certain of GENBAND's equity holders (the "Promissory Note"). The Promissory Note does not amortize, and the principal thereon is payable in full on the third anniversary of its execution. Interest on the Promissory Note is payable quarterly in arrears and accrued at a rate of 7.5% per year for the first six months after issuance, and thereafter at a rate of 10% per year. The failure to make any payment under the Promissory Note when due and, with respect to payment of any interest, the continuation of such failure for a period of thirty days thereafter, constitutes an event of default under the Promissory Note. If an event of default occurs under the Promissory Note, the payees may declare the entire balance of the Promissory Note due and payable (including principal and accrued and unpaid interest) within five business days of the payees' notification to the Company of such acceleration.

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

(10) REVENUE RECOGNITION

In May 2014, the FASB issued ASU 2014-09, which, among other things, clarified the implementation of the new revenue guidance and delayed the adoption by one year, to January 1, 2018. The New Revenue Standard outlines a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance, including industry-specific guidance. The core principle of the revenue model is that an entity recognizes revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. In applying the revenue model to contracts within its scope, an entity identifies the contract(s) with a customer, identifies the performance obligations in the contract, determines the transaction price, allocates the transaction price to the performance obligations in the contract and recognizes revenue when (or as) the entity satisfies a performance obligation. Effective January 1, 2018, the Company adopted the New Revenue Standard using the modified retrospective option and has identified the necessary changes to its policies, processes, systems and controls. Under the modified retrospective method, the Company is applying the New Revenue Standard to all contracts not yet completed as of January 1, 2018, recognizing in beginning Accumulated deficit an adjustment for the cumulative effect of the change and providing additional disclosures comparing results to those as if the Company was still following the previous accounting standards. Under ASC 605, the Company concluded it did not have vendor-specific objective evidence ("VSOE") for certain elements in software bundled arrangements, which resulted in revenue being recognized ratably over the longest performance period. The majority of the transition adjustment related to these arrangements. In connection with the adoption of ASC 606, as of January 1, 2018, the Company recorded an adjustment to decrease Accumulated deficit by approximately $12 million and capitalized certain commission costs resulting directly from securing contracts which were previously expensed.

RIBBON COMMUNICATIONS INC.
Notes to Condensed Consolidated Financial Statements (Continued)
(unaudited)

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

Disaggregation of Revenue

The Company disaggregates its revenue from contracts with customers based on the nature of the products and services and the geographic regions in which each customer is domiciled. The Company's revenue for the three and six months ended June 30, 2018 and 2017 was disaggregated as follows:

Three months ended June 30, 2018	Product revenue	Service revenue (maintenance)	Service revenue (professional services)	Total revenue
United States	$42,477	$32,640	$9,061	$84,178
Europe, Middle East and Africa	8,007	12,898	3,155	24,060
Japan	6,870	2,696	838	10,404
Other Asia Pacific	2,124	2,257	1,210	5,591
Other	3,645	7,580	1,903	13,128
	$63,123	$58,071	$16,167	$137,361

Three months ended June 30, 2017	Product revenue	Service revenue (maintenance)	Service revenue (professional services)	Total revenue
United States	$19,590	$16,356	$2,645	$38,591
Europe, Middle East and Africa	4,087	2,645	349	7,081
Japan	2,201	2,491	232	4,924
Other Asia Pacific	1,475	952	242	2,669
Other	1,437	742	289	2,468
	$28,790	$23,186	$3,757	$55,733

RIBBON COMMUNICATIONS INC.
Notes to Condensed Consolidated Financial Statements (Continued)
(unaudited)

Six months ended June 30, 2018	Product revenue	Service revenue (maintenance)	Service revenue (professional services)	Total revenue
United States	$60,278	$64,289	$16,495	$141,062
Europe, Middle East and Africa	19,427	24,046	5,988	49,461
Japan	12,540	5,549	1,793	19,882
Other Asia Pacific	15,011	5,354	2,279	22,644
Other	7,398	14,895	3,199	25,492
	$114,654	$114,133	$29,754	$258,541

Six months ended June 30, 2017	Product revenue	Service revenue (maintenance)	Service revenue (professional services)	Total revenue
United States	$36,997	$31,757	$5,853	$74,607
Europe, Middle East and Africa	7,223	5,046	1,184	13,453
Japan	5,193	5,047	2,216	12,456
Other Asia Pacific	2,409	1,928	336	4,673
Other	2,363	1,164	385	3,912
	$54,185	$44,942	$9,974	$109,101

International revenue, both as a percentage of total revenue and absolute dollars, may vary from one period to the next, and accordingly, historical data may not be indicative of future periods.

The Company's product revenue from its direct sales program and from indirect sales through its channel partner program for the three and six months ended June 30, 2018 and 2017 was as follows (in thousands):

	Three months ended		Six months ended
	June 30, 2018	June 30, 2017	June 30, 2018	June 30, 2017
Indirect sales through channel program	$7,590	$8,604	$15,842	$17,359
Direct sales	55,533	20,186	98,812	36,826
	$63,123	$28,790	$114,654	$54,185

The Company's product revenue from sales to enterprise customers and from sales to service provider customers for the three and six months ended June 30, 2018 and 2017 was as follows (in thousands):

	Three months ended		Six months ended
	June 30, 2018	June 30, 2017	June 30, 2018	June 30, 2017
Sales to enterprise customers	$6,699	$7,280	$13,953	$14,301
Sales to service provider customers	56,424	21,510	100,701	39,884
	$63,123	$28,790	$114,654	$54,185

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

RIBBON COMMUNICATIONS INC.
Notes to Condensed Consolidated Financial Statements (Continued)
(unaudited)

The Company may receive advances or deposits from its customers before revenue is recognized, resulting in contract liabilities which are classified as deferred revenue. These assets and liabilities are reported in the Company's condensed consolidated balance sheets on a contract-by-contract basis as of the end of each reporting period. Deposits are liquidated when revenue is recognized. Changes in the contract asset and liability balances during the six-month period ended June 30, 2018 were not materially impacted by any other factors. Nearly all of the Company's deferred revenue balance is related to services revenue, primarily customer support contracts. Unbilled receivables stem primarily from engagements where services have been performed; however, billing cannot occur until services are completed.

In some arrangements, the Company allows customers to pay for term-based software licenses and products over the term of the software license. The Company also sells SaaS-based software under subscription arrangements, with payment terms over the term of the SaaS agreement. Amounts recognized as revenue in excess of amounts billed are recorded as unbilled receivables. Unbilled receivables that are anticipated to be invoiced in the next twelve months are included in Accounts receivable on the Company's condensed consolidated balance sheets. The changes in the Company's accounts receivable, unbilled receivables and deferred revenue balances for the six months ended June 30, 2018 were as follows (in thousands):

	Accounts receivable	Unbilled accounts receivable	Deferred revenue (current)	Deferred revenue (long-term)
Balance at January 1, 2018	$149,122	$16,034	$100,571	$14,184
Increase (decrease), net	(29,022)	261	(12,636)	3,280
Balance at June 30, 2018	$120,100	$16,295	$87,935	$17,464

The decrease in accounts receivable was primarily the result of lower billings in the current year period compared with the Company's typically higher billings at year-end. The decrease in deferred revenue was primarily due to the ratable amortization of annual customer support renewals. The Company recognized $45.1 million and $77.7 million, respectively, of revenue in the three and six months ended June 30, 2018 that was recorded as deferred revenue at December 31, 2017. Of the Company's deferred revenue reported as long-term in its condensed consolidated balance sheet at June 30, 2018, the Company expects that approximately $6 million will be recognized as revenue in 2019, approximately $7 million will be recognized as revenue in 2020 and approximately $4 million will be recognized as revenue in 2021 and beyond.

Deferred Commissions Cost

Sales commissions earned by the Company's employees are considered incremental and recoverable costs of obtaining a contract with a customer. Under ASC 605, the costs associated with obtaining a customer contract were expensed in the period the revenue was earned. Under ASC 606, these payments have been deferred on our condensed consolidated balance sheet and amortized over the expected life of the customer contract.

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

The Company recorded a net reduction to Accumulated deficit of approximately $12 million at January 1, 2018 due to the cumulative impact of adopting ASC 606, primarily related to software orders with non-VSOE services revenue. Had the Company continued to recognize revenue under ASC 605, the Company would have recognized approximately $700,000 and approximately $1 million less revenue in the three and six months ended June 30, 2018, respectively. Incremental costs that would have been recognized had the Company continued to recognize revenue under ASC 605 would not have been material to the Company's consolidated results of operations.

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

Executive Equity Arrangements - PSUs

In addition to granting RSAs and RSUs to both its executives and certain of its employees, the Company also grants PSUs to certain of its executives.

In May 2018, the Company granted its President and Chief Executive Officer, Franklin (Fritz) Hobbs ("Mr. Hobbs"), 195,000 PSUs with both performance and service conditions (the "Hobbs PSUs"). Of the 195,000 Hobbs PSUs, one-half will vest based on the achievement of two separate metrics related to the Company's 2018 financial performance (the "Hobbs Performance Conditions"). The Company's achievement of the Hobbs Performance Conditions (and the shares of common stock to vest as a result thereof) will be measured on a linear sliding scale in relation to specific threshold, target and stretch performance conditions. The number of shares of common stock to be received upon vesting of the Hobbs PSUs will in no event exceed 150% of the Hobbs PSUs. The Company is recording stock-based compensation expense for the Hobbs PSUs

RIBBON COMMUNICATIONS INC.
Notes to Condensed Consolidated Financial Statements (Continued)
(unaudited)

based on its assessment of the probability that each performance condition will be achieved and the level, if any, of such achievement. Upon the determination by the Compensation Committee of the Board of Directors (the "Compensation Committee") of the number of shares that will be received upon vesting of the Hobbs PSUs, such number of shares will become fixed and the unamortized expense recorded through the remainder of the service period that ends December 31, 2020. The Company recorded approximately $39,000 of stock-based compensation expense in connection with the Hobbs PSUs in both the three and six months ended June 30, 2018.

From 2015 through 2017, the Company granted PSUs with both market and service conditions to certain of its executives. The terms of each PSU grant are such that up to one-third of the shares subject to the respective PSU grant will vest, if at all, on each of the respective first, second and third anniversaries of the date of grant, depending on the Company's total shareholder return ("TSR") compared with the TSR of the companies included in the Nasdaq Telecommunications Index for the same fiscal year, measured by the Compensation Committee after each of the fiscal years as defined by each grant (each, a "Performance Period"). The shares determined to be earned will vest on the anniversary of the grant date following each Performance Period. Shares subject to the PSUs that fail to be earned will be forfeited.

The PSUs that included a market condition required the use of a Monte Carlo simulation approach to model future stock price movements based upon the risk-free rate of return, the date of return, the volatility of each entity and the pair-wise covariance between each entity. These results were then used to calculate the grant date fair values of the respective PSUs. The Company is required to record expense for the PSUs with market conditions through their respective final vesting dates regardless of the number of shares that are ultimately earned.

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

On April 1, 2016, the Company granted an aggregate of 131,250 PSUs with both market and service conditions to six of its executives (the "2016 PSUs"). In March 2018, the Compensation Committee determined that the performance metrics for the 2016 PSUs for the 2017 Performance Period had been achieved at the 130% level, and accordingly, 16,250 shares in the aggregate were released to the two executives holding such outstanding grants, comprised of 12,500 shares, representing the 100% achievement target, granted on April 1, 2016 and 3,750 shares, representing the 30% achievement over target, granted on April 1, 2018. The grant of the additional shares and the release of the earned shares, both of which occurred on April 1, 2018, are included in PSU table below.

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

RIBBON COMMUNICATIONS INC.
Notes to Condensed Consolidated Financial Statements (Continued)
(unaudited)

Stock Options

The activity related to the Company's outstanding stock options for the six months ended June 30, 2018 was as follows:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value (in thousands)
Outstanding at January 1, 2018	435,187	$14.71
Granted	—	$—
Exercised	(2,583)	$3.70
Forfeited	—	$—
Expired	(90,086)	$13.88
Outstanding at June 30, 2018	342,518	$15.01	4.11	$35
Vested or expected to vest at June 30, 2018	342,518	$15.01	4.11	$35
Exercisable at June 30, 2018	342,518	$15.01	4.11	$35

The Company did not grant any stock options in the six months ended June 30, 2018 and no options were exercised in the three months ended June 30, 2018. Additional information regarding the Company's stock options for the six months ended June 30, 2018 was as follows:

Six months ended
June 30, 2018
Total intrinsic value of stock options exercised (in thousands)	$8
Cash received from the exercise of stock options (in thousands)	$10

Restricted Stock Awards and Units

The activity related to the Company's RSAs for the six months ended June 30, 2018 was as follows:

	Shares	Weighted Average Grant Date Fair Value
Unvested balance at January 1, 2018	1,696,582	$7.68
Granted	1,123,956	$6.90
Vested	(707,876)	$8.57
Forfeited	(236,758)	$7.41
Unvested balance at June 30, 2018	1,875,904	$6.91

The activity related to the Company's RSUs for the six months ended June 30, 2018 was as follows:

	Shares	Weighted Average Grant Date Fair Value
Unvested balance at January 1, 2018	17,932	$6.99
Granted	896,000	$6.27
Vested	(17,110)	$7.00
Forfeited	(11,822)	$7.03
Unvested balance at June 30, 2018	885,000	$6.26

RIBBON COMMUNICATIONS INC.
Notes to Condensed Consolidated Financial Statements (Continued)
(unaudited)

The total fair value of shares of restricted stock granted under RSAs and RSUs that vested during the six months ended June 30, 2018 was $6.2 million.

Performance-Based Stock Units

The activity related to the Company's PSUs for the six months ended June 30, 2018 was as follows:

	Shares	Weighted Average Grant Date Fair Value
Unvested balance at January 1, 2018	60,834	$9.65
Granted	207,350	$5.78
Vested	(57,768)	$9.90
Forfeited	—	$—
Unvested balance at June 30, 2018	210,416	$5.77

The total fair value of shares of restricted stock granted under PSUs that vested during the six months ended June 30, 2018 was $0.6 million.

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

Stock-Based Compensation

The condensed consolidated statements of operations include stock-based compensation for the three and six months ended June 30, 2018 and 2017 as follows (in thousands):

	Three months ended		Six months ended
	June 30, 2018	June 30, 2017	June 30, 2018	June 30, 2017
Product cost of revenue	$19	$87	$70	$186
Service cost of revenue	67	261	199	578
Research and development	151	1,238	1,051	2,555
Sales and marketing	485	907	1,359	819
General and administrative	1,359	1,744	2,226	3,362
	$2,081	$4,237	$4,905	$7,500

There is no income tax benefit for employee stock-based compensation expense for the six months ended June 30, 2018 or June 30, 2017 due to the valuation allowance recorded.

RIBBON COMMUNICATIONS INC.
Notes to Condensed Consolidated Financial Statements (Continued)
(unaudited)

At June 30, 2018, there was $13.6 million, net of expected forfeitures, of unrecognized stock-based compensation expense related to unvested stock options, awards and units. This expense is expected to be recognized over a weighted average period of approximately two years.

(12) MAJOR CUSTOMERS

The following customers contributed 10% or more of the Company's revenue in the three and six months ended June 30, 2018 and 2017:

	Three months ended		Six months ended
	June 30, 2018	June 30, 2017	June 30, 2018	June 30, 2017
Verizon Communications Inc.	21%	12%	17%	14%
AT&T Inc.	*	12%	*	*

* Represents less than 10% of revenue

There were no other customers that contributed 10% or more of the Company's revenue in the three or six months ended June 30, 2018 or 2017.

At June 30, 2018, two customers accounted for 10% or more of the Company's accounts receivable balance, representing approximately 37% in the aggregate of the Company's total accounts receivable. At December 31, 2017, two customers accounted for 10% or more of the Company's accounts receivable balance, representing approximately 31% in the aggregate of total accounts receivable. The Company performs ongoing credit evaluations of its customers and generally does not require collateral on accounts receivable. The Company maintains an allowance for doubtful accounts and such losses have been within management's expectations.

(13) RELATED PARTY TRANSACTIONS

As a portion of the consideration for the Merger, on October 27, 2017, the Company issued a promissory note for $22.5 million to certain of GENBAND's equity holders who, following the Merger, owned greater than five percent of the Company's outstanding shares. As described in Note 9 above, the promissory note does not amortize, and the principal thereon is payable in full on the third anniversary of its execution. Interest on the promissory note is payable quarterly in arrears and accrued at a rate of 7.5% per year for the first six months after issuance, and thereafter at a rate of 10% per year. Of the unpaid interest on the promissory note at June 30, 2018, $0.4 million was included as a component of Long-term debt, related party, and $0.4 million was included as a component of Accrued expenses and other in the Company's condensed consolidated balance sheets. The failure to make any payment under the promissory note when due and, with respect to payment of any interest, the continuation of such failure for a period of thirty days thereafter, constitutes an event of default under the promissory note. If an event of default occurs under the promissory note, the payees may declare the entire balance of the promissory note due and payable (including principal and accrued and unpaid interest) within five business days of the payees' notification to the Company of such acceleration.

(14) INCOME TAXES

The Company's income tax provisions for the six months ended June 30, 2018 and 2017 reflect the Company's estimates of the effective rates expected to be applicable for the respective full years, adjusted for any discrete events, which are recorded in the period that they occur. These estimates are reevaluated each quarter based on the Company's estimated tax expense for the full year. The estimated effective rates for the six months ended June 30, 2018 and 2017 do not include any benefit for the

RIBBON COMMUNICATIONS INC.
Notes to Condensed Consolidated Financial Statements (Continued)
(unaudited)

Company's domestic or Ireland losses, as the Company has concluded that a valuation allowance on any domestic or Ireland benefit is required.

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

The impact of certain effects of the Tax Act was provisionally recognized in the period in which the new legislation was enacted per guidance in Staff Accounting Bulletin 118, which allows for a measurement period to complete the accounting for certain elements of the tax reform. The Company has previously provided for a provisional impact related to remeasured deferred tax assets based on the new federal income tax rate of 21%. The Company has also previously provided for the provisional impact related to the Tax Act's change to the federal NOL and AMT carryovers. The total estimated impact of $4.8 million was reflected in the Company's net loss and increased the tax benefit for the year ended December 31, 2017. During the six months ended June 30, 2018, the Company recorded an adjustment that reduced the benefit of the provisional impact relating to the change in its deferred tax assets by $0.2 million as a result of the new federal tax rate of 21%. The Company will continue to refine its calculations as additional analysis is completed and expects to complete the accounting for the impact of the Tax Act within the measurement period. The Company cannot currently predict with certainty how the Tax Act will affect its financial position or results of operations.

(15) COMMITMENTS AND CONTINGENCIES

The Company is fully cooperating with an SEC inquiry regarding the development and issuance of Sonus’ first quarter 2015 revenue and earnings guidance. Following recent communications with the SEC's Division of Enforcement (the "Staff"), the Company has reached an agreement in principle to resolve this matter. The Company is negotiating the terms of an order with the Staff in which it will neither admit nor deny, and that as part of the settlement the Company will agree to pay a $1.9 million civil penalty and agree not to violate the securities laws in the future. The Company recorded $1.9 million in the year ended December 31, 2017 for potential fines in connection with this investigation.

The Company is involved in five lawsuits with Metaswitch Networks Ltd., Metaswitch Networks Corp. and Metaswitch Inc. (collectively, “Metaswitch”). First, on January 21, 2014, GENBAND and the Company’s indirectly-owned subsidiary, GENBAND US LLC, filed a complaint alleging that Metaswitch infringed certain patents owned by GENBAND. Following unsuccessful mediation, a trial took place and on January 15, 2016 the jury awarded approximately $8.2 million in past royalty damages to GENBAND, which neither GENBAND nor the Company has recorded. On September 29, 2016, the court confirmed the jury verdict following motions from both parties. On March 22, 2018, the district court entered final judgment awarding GENBAND $8.9 million in royalties for damages through January 15, 2016 at rates set by the court; pre and post-judgment interest and costs. On April 10, 2018, the clerk of the court set the awarded costs at $0.4 million. On April 19, 2018, Metaswitch filed a notice of appeal on the judgment, and filed its appeal brief on July 6, 2018.

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

Through Sonus and the Company's indirectly-owned subsidiary, GENBAND US LLC, the Company is involved in a lawsuit with Metaswitch regarding claims that Metaswitch misappropriated trade secrets of GENBAND. This case is pending in state court in Dallas County, Texas, and stems from claims originally brought in a patent lawsuit between GENBAND and

RIBBON COMMUNICATIONS INC.
Notes to Condensed Consolidated Financial Statements (Continued)
(unaudited)

Metaswitch. The state court action was filed on March 28, 2017. Metaswitch filed its answer on April 21, 2017, in which it asserted counterclaims against GENBAND. On July 11, 2018, Metaswitch filed its fifth amended answer and counterclaims against GENBAND. The Texas state court has set a trial for this case in November 2018.

Through Sonus, the Company is involved in two patent infringement lawsuits with Metaswitch asserting the infringement of a total of ten patents that came into the Company from Sonus. Sonus filed these two lawsuits on March 8, 2018. Metaswitch filed its answers on May 15, 2018, in which it asserted counterclaims against Sonus, including alleged infringement by the Company and Sonus of a total of ten patents.

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

Overview

We are a leading provider of network communications solutions to telecommunications, wireless and cable service providers and enterprises across industry verticals. With over 1,000 customers around the globe, including some of the largest telecommunications service providers and enterprises in the world, we enable service providers and enterprises to modernize their communications networks and provide secure real-time communications ("RTC") solutions to their customers and employees. By securing and enabling reliable and scalable IP networks, we help service providers and enterprises adopt the next generation of software-based virtualized and cloud communications technologies to drive new, incremental revenue while protecting their existing revenue streams. Our solutions provide a secure way for our customers to connect and leverage multivendor, multiprotocol communications systems and applications across their networks and the cloud, around the world and in a rapidly changing ecosystem of Internet Protocol ("IP")-enabled devices such as smartphones and tablets. In addition, our solutions secure the evolution to cloud-based delivery of unified communications ("UC") solutions - both for service providers transforming to a cloud-based network and for enterprises using cloud-based UC. We go to market through both direct sales and indirect channels globally, leveraging the assistance of resellers, and we provide ongoing support to our customers through a global services team with experience in design, deployment and maintenance of some of the world's largest IP networks.

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

Pending Business Acquisition

On June 25, 2018, we announced that we had signed an agreement to acquire Edgewater Networks, Inc. ("Edgewater"), a private company headquartered in San Jose, California (the "Edgewater Acquisition"). Edgewater is a market leader in Network Edge Orchestration for the small and medium enterprise ("SME") and UC market. We believe that the acquisition of Edgewater will allow us to offer our global customer base a complete core-to-edge product portfolio, end-to-end service assurance and analytics solutions, and a fully integrated software-defined wide-area network ("SD-WAN") service.

As consideration for the Edgewater Acquisition, we have agreed to pay Edgewater's selling shareholders and holders of vested in-the-money options and warrants to acquire common stock of Edgewater, in the aggregate: $50 million of cash (subject to customary net working capital and other adjustments) at the time of closing, to be funded through our existing credit facility; $30 million of deferred cash payments, to be funded through existing operating cash flows, $15 million of which is to be paid 6 months from the closing date and the other $15 million of which is to be paid as early as 9 months from the closing date and no later than 18 months from the closing date; and $30 million of Ribbon common stock to be issued at the time of closing, subject to a cap on issuance of 5.2 million shares. The transaction is expected to close in the third quarter of 2018 and is subject to customary closing conditions, including receipt of regulatory approvals.

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

On November 28, 2017, the Company changed its name to "Ribbon Communications Inc."

Financial Overview

Financial Results

We reported losses from operations of approximately $17 million for the three months ended June 30, 2018 and $13 million for the three months ended June 30, 2017. We reported losses from operations of approximately $59 million for the six months ended June 30, 2018 and $23 million for the six months ended June 30, 2017.

Our revenue was approximately $137 million in the three months ended June 30, 2018 and $56 million in the three months ended June 30, 2017. Our revenue was approximately $259 million in the six months ended June 30, 2018 and $109 million in the six months ended June 30, 2017.

Our gross profit was approximately $75 million in the three months ended June 30, 2018 and $36 million in the three months ended June 30, 2017. Our gross profit was approximately $130 million in the six months ended June 30, 2018 and $70 million in the six months ended June 30, 2017. Our gross profit as a percentage of revenue ("total gross margin") was approximately 55% in the three months ended June 30, 2018 and 65% in the three months ended June 30, 2017. Our total gross margin was approximately 50% in the six months ended June 30, 2018 and 64% in the six months ended June 30, 2017.

Our operating expenses were approximately $92 million in the three months ended June 30, 2018 and $49 million in the three months ended June 30, 2017. Our operating expenses were approximately $189 million in the six months ended June 30, 2018 and $94 million in the six months ended June 30, 2017. Operating expenses for the three months ended June 30, 2018 included approximately $4 million of acquisition- and integration-related expense and approximately $6 million of restructuring expense. Operating expenses for the six months ended June 30, 2018 included approximately $9 million of acquisition- and integration related expense and $13 million of restructuring expense. Operating expenses for the three months ended June 30, 2017 included acquisition-related expense of approximately $5 million and less than $1 million of restructuring expense. Operating expenses for the six months ended June 30, 2017 included approximately $5 million of acquisition-related expense and approximately $1 million of restructuring expense.

We recorded stock-based compensation expense of approximately $2 million in the three months ended June 30, 2018 and $4 million in the three months ended June 30, 2017. We recorded stock-based compensation expense of approximately $5 million in the six months ended June 30, 2018 and $8 million in the six months ended June 30, 2017. These amounts are included as components of both Cost of revenue and Operating expenses in our condensed consolidated statements of operations.

See "Results of Operations" in this Management's Discussion and Analysis of Financial Condition and Results of Operations ("MD&A") for a discussion of the changes in our revenue and expenses for the three and six months ended June 30, 2018 and 2017.

Restructuring and Cost Reduction Initiatives

In connection with the Merger, we implemented a restructuring plan in the fourth quarter of 2017 to eliminate certain redundant positions and facilities within the combined companies (the "Merger Restructuring Initiative"). Accordingly, we recorded approximately $9 million of restructuring expense in the fourth quarter of 2017 related to the Merger Restructuring Initiative. We recorded approximately $12 million of restructuring expense in the six months ended June 30, 2018, comprised of approximately $5 million in the three months ended June 30, 2018 and $7 million in the three months ended March 31, 2018. The amounts recorded in both the three and six months ended June 30, 2018 were primarily for severance and related costs. We believe that the payments related to the amount accrued at June 30, 2018 will be completed in 2018. We anticipate that we will record additional future expense in connection with this initiative for headcount and redundant facilities aggregating approximately $5 million and believe that the payments related to this expected additional future expense will be completed by early 2019.

We assumed GENBAND's restructuring liability aggregating approximately $4 million at the Merger Date (the "GENBAND Restructuring Initiative"), primarily related to headcount reductions. We recorded approximately $1 million of expense in both the three and six months ended June 30, 2018 for changes in estimated costs previously accrued. These adjustments were equally related to personnel and facilities costs. We do not expect to record additional expense in connection with this initiative except for adjustments for changes in estimated costs. We expect that the payments related to this assumed liability will be completed in 2018.

In connection with the 2016 acquisition of Taqua, LLC ("Taqua"), we implemented a restructuring plan in the third quarter of 2016 to eliminate certain redundant positions within the combined companies. On October 24, 2016, the Audit Committee of our Board of Directors (the "Audit Committee") approved a broader Taqua restructuring plan related to headcount and redundant facilities (collectively, the "Taqua Restructuring Initiative"). In connection with this initiative, we recorded approximately $2 million of restructuring expense, including nominal expense recorded in the three months ended June 30, 2018 and less than $1 million in the six months ended June 30, 2017, for severance and related costs and estimated costs related to the elimination of redundant facilities, including adjustments recorded for changes in cost estimates for the planned restructuring activities. The actions under the Taqua Restructuring Initiative have been implemented and accordingly, we do not expect to record additional expense in connection with this initiative. The amounts accrued for severance and related costs were fully paid by the end of the third quarter of 2017. We expect that the amounts accrued for facilities costs will be paid by the end of 2018.

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

Goodwill. Goodwill is not amortized, but instead is tested for impairment at least annually or if indicators of potential impairment exist. Our annual testing for impairment of goodwill is completed as of November 30. We operate as a single operating segment with one reporting unit and consequently evaluate goodwill for impairment based on an evaluation of the fair value of our company as a whole. We performed our step one assessments for 2017, 2016 and 2015 and determined that our market capitalization was significantly in excess of our carrying value. Subsequent to December 31, 2017, and as of March 31, 2018, our market capitalization had declined to a value less than our book value. However, as of and during the three months ended June 30, 2018, our market capitalization has increased to a value in excess of our carrying value. We will continue to monitor our market capitalization and assess the recoverability of our goodwill as facts and circumstances warrant.

For a further discussion of our other critical accounting policies and estimates, please refer to our Annual Report on Form 10-K for the fiscal year ended December 31, 2017. With the exception of our revenue recognition policy and the discussion of goodwill, both above, there were no significant changes to our critical accounting policies from December 31, 2017 through June 30, 2018.

Results of Operations

Three and six months ended June 30, 2018 and 2017

Revenue. Revenue for the three and six months ended June 30, 2018 and 2017 was as follows (in millions, except percentages):

	Three months ended		Increase from prior year
	June 30, 2018	June 30, 2017	$	%
Product	$63.1	$28.8	$34.3	119.3%
Service	74.3	26.9	47.4	175.5%
Total revenue	$137.4	$55.7	$81.7	146.5%

	Six months ended		Increase from prior year
	June 30, 2018	June 30, 2017	$	%
Product	$114.6	$54.2	$60.4	111.6%
Service	143.9	54.9	89.0	162.0%
Total revenue	$258.5	$109.1	$149.4	137.0%

Product revenue is comprised of sales of our network transformation, security and applications solutions.

The increase in product revenue in the three months ended June 30, 2018 compared with the three months ended June 30, 2017 was primarily the result of the inclusion of GENBAND's product revenue approximating $32 million in the three months ended June 30, 2018, coupled with approximately $9 million of higher revenue from sales of certain of our SBC products, primarily our SBC 5000, SBC 7000 and SBC Swe products. These increases were partially offset by approximately $7 million of lower sales of other products, including our SBC/GSX 9000-related products and our SGX/Signaling products.

The increase in product revenue in the six months ended June 30, 2018 compared with the six months ended June 30, 2017 was primarily the result of the inclusion of GENBAND's product revenue approximating $60 million in the six months ended June 30, 2018, coupled with approximately $8 million of higher revenue from sales of certain of our SBC products, primarily our SBC 5000, SBC 7000 and SBC Swe products. These increases were partially offset by approximately $8 million of lower sales of other products, including our SBC/GSX 9000-related products and our SGX/Signaling products.

Approximately 12% of our product revenue in the three months ended June 30, 2018 was from indirect sales through our channel partner program, compared with approximately 30% in the three months ended June 30, 2017. Approximately 14% of our product revenue in the six months ended June 30, 2018 was from indirect sales through our channel partner program, compared with approximately 32% in the six months ended June 30, 2017. GENBAND did not previously have a significant channel partner program.

Our product revenue from sales to enterprise customers was approximately 11% of our product revenue in the three months ended June 30, 2018, compared with approximately 25% in the three months ended June 30, 2017. Our product revenue from sales to enterprise customers was approximately 12% of our product revenue in the six months ended June 30, 2018, compared with approximately 26% in the six months ended June 30, 2017. These sales were made both through our direct sales team and indirect sales channel partners. Prior to the Merger, GENBAND did not have significant sales to enterprise customers.

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

Service revenue for the three and six months ended June 30, 2018 and 2017 was comprised of the following (in millions, except percentages):

	Three months ended		Increase from prior year
	June 30, 2018	June 30, 2017	$	%
Maintenance	$58.1	$23.2	$34.9	150.5%
Professional services	16.2	3.7	12.5	330.3%
	$74.3	$26.9	$47.4	175.5%

	Six months ended		Increase from prior year
	June 30, 2018	June 30, 2017	$	%
Maintenance	$114.1	$44.9	$69.2	154.0%
Professional services	29.8	10.0	19.8	198.3%
	$143.9	$54.9	$89.0	162.0%

Our maintenance revenue increased in both the three and six months ended June 30, 2018 compared with the three and six months ended June 30, 2017, primarily due to the inclusion of GENBAND's maintenance revenue in the current year periods. Maintenance revenue attributable to GENBAND was approximately $33 million in the three months ended June 30, 2018 and $68 million in the six months ended June 30, 2018.

The increase in our professional services revenue in both the three and six months ended June 30, 2018 compared with the three and six months ended June 30, 2017 was primarily due to the inclusion of professional services revenue attributable to GENBAND in the current year periods. Professional services revenue attributable to GENBAND was approximately $12 million in the three months ended June 30, 2018 and $19 million in the six months ended June 30, 2018.

The timing of the completion of customer projects, customer payments and maintenance contract renewals may cause our service revenue to fluctuate from one period to the next.

The following customers contributed 10% or more of our revenue in at least one of the three- or six-month periods ended June 30, 2018 and 2017:

	Three months ended		Six months ended
Customer	June 30, 2018	June 30, 2017	June 30, 2018	June 30, 2017
Verizon Communications Inc.	21%	12%	17%	14%
AT&T Inc.	*	12%	*	*

* Represents less than 10% of revenue

Revenue earned from customers domiciled outside the United States was approximately 39% of revenue in the three months ended June 30, 2018 and approximately 31% of revenue in the three months ended June 30, 2017. Revenue earned from customers domiciled outside the United States was approximately 45% of revenue in the six months ended June 30, 2018 and approximately 32% of revenue in the six months ended June 30, 2017. Due to the timing of project completions, we expect that the domestic and international components as a percentage of revenue may fluctuate from quarter to quarter and year to year and accordingly, historical data may not be indicative of future periods.

Our deferred product revenue was approximately $9 million at June 30, 2018 and $22 million at December 31, 2017. Our deferred service revenue was approximately $96 million at June 30, 2018 and $93 million at December 31, 2017. Our deferred revenue balance may fluctuate because of the timing of revenue recognition, customer payments, maintenance contract renewals, contractual billing rights and maintenance revenue deferrals included in multiple element arrangements.

We expect that our product revenue in 2018 will increase significantly compared with 2017 levels, primarily due to our acquisition of GENBAND.

We expect that our service revenue in 2018 will increase compared with 2017 levels due to the inclusion of GENBAND service revenue and the continued organic growth of our installed customer base. However, we expect to continue to encounter ongoing industry pricing pressure, third-party competition and legacy network product decommissioning.

Overall, we expect that total revenue in 2018 will be significantly higher than our 2017 total revenue due to the inclusion of GENBAND for a full year in 2018. However, we expect that our total revenue in 2018 will be lower if compared with the combined 2017 revenues of Sonus and GENBAND.

In connection with the purchase price allocation to record our acquisition of GENBAND, we were required to record at fair value the assumed deferred revenue, resulting in a reduction of approximately $50 million to the assumed deferred revenue and future recognizable revenue. We recognized approximately $4 million less revenue in the three months ended June 30, 2018 and $15 million less revenue in the six months ended June 30, 2018 than GENBAND would have recognized in the same periods had the Merger not occurred. We expect to recognize approximately $7 million less revenue in the second half of 2018 than GENBAND would have recognized in the same period had the Merger not occurred. We expect that these purchase accounting-related reductions to future revenue will continue through 2020, primarily impacting future service revenue.

In May 2014, the FASB issued ASU 2014-09, which, among other things, clarified the implementation of the new revenue guidance and delayed the adoption by one year, to January 1, 2018. Had we continued to recognize revenue under ASC 605, we would have recognized approximately $700,000 less revenue in the three months ended June 30, 2018 and approximately $1 million less revenue in the six months ended June 30, 2018.

Cost of Revenue/Gross Margin. Our cost of revenue consists primarily of amounts paid to third-party manufacturers for purchased materials and services, royalties, manufacturing and professional services personnel and related costs, and provision for inventory obsolescence. Our cost of revenue and gross margins for the three and six months ended June 30, 2018 and 2017 were as follows (in millions, except percentages):

	Three months ended		Increase from prior year
	June 30, 2018	June 30, 2017	$	%
Cost of revenue
Product	$30.3	$9.3	$21.0	226.0%
Service	32.0	10.0	22.0	218.3%
Total cost of revenue	$62.3	$19.3	$43.0	222.0%
Gross margin
Product	52.0%	67.7%
Service	56.9%	62.7%
Total gross margin	54.7%	65.3%

	Six months ended		Increase from prior year
	June 30, 2018	June 30, 2017	$	%
Cost of revenue
Product	$63.3	$19.1	$44.2	232.4%
Service	64.9	19.9	45.0	225.8%
Total cost of revenue	$128.2	$39.0	$89.2	229.0%
Gross margin
Product	44.8%	64.9%
Service	54.9%	63.7%
Total gross margin	50.4%	64.3%

The decrease in product gross margin in the three months ended June 30, 2018 compared with the three months ended June 30, 2017 was primarily attributable to higher amortization expense for intangible assets in connection with our acquisition of GENBAND, which decreased our product gross margin by approximately nine percentage points, the inclusion of GENBAND's costs in the current year quarter, which decreased our product gross margin by approximately five percentage points, and product and customer mix, which decreased our product gross margin by approximately two percentage points.

The decrease in product gross margin in the six months ended June 30, 2018 compared with the six months ended June 30, 2017 was primarily attributable to higher amortization expense for intangible assets in connection with our acquisition of GENBAND, which decreased our product gross margin by approximately eleven percentage points, the inclusion of GENBAND's costs in the current year period, which decreased our product gross margin by approximately eight percentage points, and product and customer mix, which decreased our product gross margin by approximately one percentage point.

The decrease in service gross margin in the three months ended June 30, 2018 compared with the three months ended June 30, 2017 was primarily due to the inclusion of GENBAND expenses in the current year quarter, which decreased our service gross margin by approximately nine percentage points, partially offset by lower third-party costs, which increased our service gross margin by approximately three percentage points.

The decrease in service gross margin in the six months ended June 30, 2018 compared with the six months ended June 30, 2017 was primarily due to the inclusion of GENBAND expenses in the current year period, which decreased our service gross margin by approximately twelve percentage points, partially offset by lower third-party costs, which increased our service gross margin by approximately three percentage points.

Our service cost of revenue is relatively fixed in advance of any particular quarter and therefore, changes in service revenue will typically have a significant impact on service gross margin.

We believe that our total gross margin will decrease in 2018 compared with 2017 due primarily to the inclusion of amortization expense for acquired intangible assets arising from the GENBAND acquisition.

Research and Development Expenses. Research and development expenses consist primarily of salaries and related personnel expenses and prototype costs for the design, development, testing and enhancement of our products. Research and development expenses for the three and six months ended June 30, 2018 and 2017 were as follows (in millions, except percentages):

			Increase from prior year
	June 30, 2018	June 30, 2017	$	%
Three months ended	$35.6	$20.1	$15.5	77.5%
Six months ended	$74.7	$40.3	$34.4	85.4%

The increase in research and development expenses in the three months ended June 30, 2018 compared with the three months ended June 30, 2017 was attributable to approximately $7 million of higher employee-related expenses, approximately $4 million of higher product development expenses (i.e., third-party development, prototype and test equipment costs), approximately $4 million of higher infrastructure-related expenses and net increases in other research and development expenses aggregating less than $1 million. The increase in employee-related expenses was primarily attributable to approximately $7 million of higher salary and related expenses and approximately $1 million of higher expense in connection with our company-wide cash bonus program, partially offset by approximately $1 million of lower stock-based compensation expense. These increases were primarily attributable to the inclusion of GENBAND's costs in the three months ended June 30, 2018.

The increase in research and development expense in the six months ended June 30, 2018 compared with the three months ended June 30, 2017 was attributable to approximately $17 million of higher employee-related expenses, approximately $10 million of higher product development expenses and approximately $7 million of higher infrastructure-related expenses. The increase in employee-related expenses was primarily attributable to approximately $16 million of higher salary and related expenses and approximately $2 million of higher expense in connection with our company-wide cash bonus program, partially offset by approximately $1 million of lower stock-based compensation expense. These increases were primarily attributable to the inclusion of GENBAND's costs in the six months ended June 30, 2018.

Some aspects of our research and development efforts require significant short-term expenditures, the timing of which may cause significant variability in our expenses. We believe that rapid technological innovation is critical to our long-term success, and we are tailoring our investments to meet the requirements of our customers and market. We believe that our research and development expenses in 2018 will increase compared with 2017 levels due to the full year impact in 2018 of GENBAND's costs and our increased investment in our security strategy, partially offset by cost reductions resulting from our restructuring initiatives.

Sales and Marketing Expenses. Sales and marketing expenses primarily consist of salaries and related personnel costs, commissions, travel and entertainment expenses, promotions, customer trial and evaluations inventory and other marketing and sales support expenses. Sales and marketing expenses for the three and six months ended June 30, 2018 and 2017 were as follows (in millions, except percentages):

			Increase from prior year
	June 30, 2018	June 30, 2017	$	%
Three months ended	$30.7	$15.7	$15.0	95.5%
Six months ended	$62.7	$30.4	$32.3	106.2%

The increase in sales and marketing expenses in the three months ended June 30, 2018 compared with the three months ended June 30, 2017 was primarily attributable to approximately $11 million of higher employee-related expenses, approximately $2 million of higher infrastructure-related expenses and approximately $2 million of higher amortization expense in connection with our acquired intangible assets. The increase in employee-related expenses was primarily attributable to approximately $8 million of higher salary, commissions and related expenses, approximately $2 million of higher employee travel, training and related expenses, and approximately $1 million of higher expense in connection with our company-wide cash bonus program. These increases were primarily attributable to the inclusion of GENBAND's costs in the three months ended June 30, 2018.

The increase in sales and marketing expenses in the six months ended June 30, 2018 compared with the six months ended June 30, 2017 was primarily attributable to $23 million of higher employee-related expenses, approximately $4 million of higher infrastructure-related expenses, approximately $4 million of higher amortization expense in connection with our acquired intangible assets and approximately $1 million of net increases in other sales and marketing expenses. The increase in employee-related expenses was primarily attributable to approximately $17 million of higher salary, commissions and related expenses, approximately $4 million of higher employee travel, training and related expenses and approximately $2 million of higher expense in the aggregate related to our company-wide cash bonus program and stock-based compensation. These increases were primarily attributable to the inclusion of GENBAND's costs in the six months ended June 30, 2018.

We believe that our sales and marketing expenses will increase in 2018 compared with 2017 levels due to the full year impact of the inclusion of GENBAND in 2018, partially offset by reductions resulting from our recent restructuring initiatives.

General and Administrative Expenses. General and administrative expenses consist primarily of salaries and related personnel costs for executive and administrative personnel, recruiting expenses and audit, legal and other professional fees. General and administrative expenses for the three and six months ended June 30, 2018 and 2017 were as follows (in millions, except percentages):

			Increase from prior year
	June 30, 2018	June 30, 2017	$	%
Three months ended	$15.0	$8.1	$6.9	84.6%
Six months ended	$30.6	$17.2	$13.4	78.5%

The increase in general and administrative expenses in the three months ended June 30, 2018 compared with the three months ended June 30, 2017 was primarily attributable to approximately $4 million of higher professional fees (i.e., legal, audit and outside services) and approximately $3 million of higher employee-related expenses. The increase in our professional fees included approximately $2 million of fees related to ongoing litigation with one of our competitors. The increase in employee-related expenses was primarily attributable to $2 million of higher salary and related expenses and approximately $1 million of higher expense in connection with our company-wide cash bonus program. These increases were primarily attributable to the inclusion of GENBAND's costs in the three months ended June 30, 2018.

The increase in general and administrative expenses in the six months ended June 30, 2018 compared with the six months ended June 30, 2017 was primarily attributable to approximately $5 million of higher employee-related expenses, approximately $5 million of higher professional fees, approximately $2 million of aggregate expense recorded for the settlement of litigation in connection with our acquisition of Taqua, LLC and certain ongoing patent litigation and approximately $1 million of net increases in other general and administrative expenses. The increase in our professional fees included approximately $3 million of fees related to ongoing litigation with one of our competitors. The increase in employee-related expenses was primarily attributable to approximately $5 million of higher salary and related expenses and approximately $1 million of higher expense in connection with our company-wide cash bonus program. These increases were partially offset by approximately $1 million of lower stock-based compensation expense. These increases were primarily attributable to the inclusion of GENBAND's costs in the six months ended June 30, 2018.

We believe that our general and administrative expenses will increase in 2018 compared with 2017, primarily due to the full year impact of GENBAND's costs in 2018, partially offset by reductions in connection with our recent restructuring initiatives.

Acquisition- and Integration-Related Expenses. Acquisition- and integration-related expenses include expenses related to acquisitions that we would not have incurred otherwise. Acquisition-related expenses include professional and services fees, such as legal, audit, consulting, paying agent and other fees, and expenses related to cash payments to certain former executives of the acquired businesses in connection with their employment agreements. Integration-related expenses represent incremental costs related to combining the two companies, such as third-party consulting and other third-party services needed to merge the two separate companies' systems and processes. We recorded approximately $4 million of acquisition- and integration-related expenses in the three months ended June 30, 2018 and $9 million in the six months ended June 30, 2018 related to our acquisition of GENBAND and our pending acquisition of Edgewater. The amount recorded in the three months ended June 30, 2018 was comprised of approximately $2 million of acquisition-related expense related to both the Merger and our pending acquisition of Edgewater and approximately $2 million of integration-related expense related to the Merger. The amount recorded in the six months ended June 30, 2018 was comprised of approximately $5 million of acquisition-related expense related to both the Merger and our pending acquisition of Edgewater and approximately $4 million of integration-related expense related to the Merger.

We recorded approximately $5 million of acquisition- and integration-related expense in both the three and six months ended June 30, 2017, primarily related to our then-proposed merger with GENBAND for legal, investment, banking and accounting fees.

We estimate that we will incur additional acquisition- and integration-related expense of approximately $7 million to $8 million in the remainder of 2018. This estimate includes additional integration-related expense in connection with the Merger and acquisition-related expense in connection with our pending acquisition of Edgewater.

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

We recorded restructuring expense of approximately $6 million in the three months ended June 30, 2018 and approximately $13 million in the six months ended June 30, 2018, primarily in connection with our Merger Restructuring Initiative for severance and related costs.

We recorded restructuring expense aggregating less than $1 million related to our Taqua Restructuring Initiative and our 2016 Restructuring Initiative in the three months ended June 30, 2017. We recorded restructuring expense aggregating approximately $1 million in the six months ended June 30, 2017 related to our Taqua Restructuring Initiative and our 2016 Restructuring Initiative. The amounts in both the three and six months ended June 30, 2017 related to the Taqua Restructuring Initiative were primarily related to the abandonment of a portion of the former Taqua San Jose, California facility. The amounts in both the three and six months ended June 30, 2017 related to the 2016 Restructuring Initiative represented severance and related costs.

Although we have eliminated positions as part of our restructuring initiatives, we continue to hire in certain other areas that we believe are important to our future growth. Restructuring expense is reported separately in the condensed consolidated statements of operations.

Interest Income (Expense), Net. Interest income and interest expense for the three and six months ended June 30, 2018 and 2017 were as follows (in millions, except percentages):

	Three months ended		Increase (decrease) from prior year
	June 30, 2018	June 30, 2017	$	%
Interest income	$0.1	$0.3	$(0.2)	(65.8)%
Interest expense	(0.8)	—	0.8	100.0%
	$(0.7)	$0.3	$1.0	389.4%

	Six months ended		Increase (decrease) from prior year
	June 30, 2018	June 30, 2017	$	%
Interest income	$0.2	$0.5	$(0.3)	(65.5)%
Interest expense	(1.5)	—	1.5	100.0%
	$(1.3)	$0.5	$1.8	360.5%

Interest income consisted of interest earned on our cash equivalents, marketable securities and investments. Interest expense in the three and six months ended June 30, 2018 was primarily comprised of interest on the outstanding revolving credit facility balance and our long-term debt payable to a related party, amortization of debt issuance costs in connection with our credit facility and interest on capital lease obligations. Interest expense in the three and six months ended June 30, 2017 was comprised of expense related to the amortization of debt issuance costs in connection with our then-existing revolving credit facility and interest on capital lease obligations.

Income Taxes. We recorded provisions for income taxes of approximately $3 million in the six months ended June 30, 2018 and approximately $600,000 in the six months ended June 30, 2017. These amounts reflect our estimates of the effective rates expected to be applicable for the respective full fiscal years, adjusted for any discrete events, which are recorded in the period that they occur. These estimates are reevaluated each quarter based on our estimated tax rate for the full fiscal year. The estimated amounts recorded do not include any benefit for our domestic or Ireland losses, as we have concluded that a valuation allowance on any domestic or Ireland benefit is required.

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

The impact of certain effects of the Tax Act was provisionally recognized in the period in which the new legislation was enacted per guidance in Staff Accounting Bulletin 118, which allows for a measurement period to complete the accounting for certain elements of the tax reform. We had previously provided for a provisional impact related to remeasured deferred tax assets based on the new federal income tax rate of 21%. We had also previously provided for the provisional impact related to the Tax Act's change to the federal NOL and AMT carryovers. The total estimated impact of approximately $5 million was reflected in our net loss and increased the tax benefit for the year ended December 31, 2017. We recorded a nominal adjustment in the six months ended June 30, 2018 to reduce the benefit of the provisional impact relating to the change in our deferred tax assets as a result of the new federal tax rate of 21%. We will continue to refine our calculations as additional analysis is completed and expect to complete the accounting for the impact of the Tax Act within the measurement period. We cannot currently predict with certainty how the Tax Act will affect our financial position or results of operations.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements that have or are reasonably likely to have a current or future material effect on our financial position, changes in financial position, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Liquidity and Capital Resources

Our consolidated statements of cash flows are summarized as follows (in millions):

	Six months ended
	June 30, 2018	June 30, 2017	Change
Net loss	$(64.8)	$(23.0)	$(41.8)
Adjustments to reconcile net loss to cash flows (used in) provided by operating activities	37.4	15.5	21.9
Changes in operating assets and liabilities	4.7	10.3	(5.6)
Net cash (used in) provided by operating activities	$(22.7)	$2.8	$(25.5)
Net cash provided by (used in) investing activities	$0.8	$(1.7)	$2.5
Net cash used in financing activities	$(1.6)	$(0.7)	$(0.9)

Our cash, cash equivalents, and short- and long-term investments totaled approximately $55 million at June 30, 2018 and $83 million at December 31, 2017. We had cash held by our non-U.S. subsidiaries aggregating approximately $8 million at June 30, 2018 and $14 million at December 31, 2017. If we elected to repatriate all of the funds held by our non-U.S. subsidiaries as of June 30, 2018, we do not believe that the amounts of potential withholding taxes that would arise from the repatriation would have a material effect on our liquidity.

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

On December 21, 2017, we entered into a Senior Secured Credit Agreement (as amended, the “Credit Facility”) with Silicon Valley Bank, which refinanced the Prior Credit Agreement. The Credit Facility includes $100 million of commitments, the full amount of which is available for revolving loans, a $15 million sublimit that is available for letters of credit and a $15 million sublimit that is available for swingline loans. The Credit Facility is scheduled to mature in December 2021, subject to a springing maturity if, on or before July 14, 2020, the existing promissory note issued to certain shareholders is not converted or extended to March 2022 or later. The Credit Facility includes procedures for additional financial institutions to become lenders, or for any existing lender to increase its commitment under the facility, subject to an available increase of $50 million for all incremental commitments under the Credit Facility without amendment. On June 24, 2018, we amended the Credit Facility to, among other things, permit the Edgewater Acquisition and related transactions.

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

The Credit Facility requires compliance with financial covenants of a minimum consolidated quick ratio, minimum consolidated interest coverage ratio and maximum consolidated leverage ratio, all of which are defined in the Credit Facility and tested on a quarterly basis. In addition, the Credit Facility contains various covenants that, among other restrictions, limit our and our subsidiaries’ ability to enter into certain types of transactions, including, but not limited to: incurring or assuming indebtedness, making acquisitions or engaging in mergers, making investments, repurchasing equity and paying dividends, selling or otherwise transferring assets, changing the nature of our business and amending or making prepayments on certain junior debt. We were in compliance with all covenants of the Credit Facility at June 30, 2018 and December 31, 2017.

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

At June 30, 2018, we had an outstanding debt balance of $20 million at an average interest rate of 5.00% and approximately $2 million of outstanding letters of credit at an average interest rate of 1.75% under the Credit Facility. At

December 31, 2017, we had an outstanding debt balance of $20 million at an average interest rate of 4.51% and approximately $3 million of outstanding letters of credit at an average interest rate of 2.00% under the Credit Facility.

In connection with the Merger, on October 27, 2017, we issued a promissory note for approximately $23 million to certain of GENBAND's equity holders (the "Promissory Note"). The Promissory Note does not amortize, and the principal thereon is payable in full on the third anniversary of its execution. Interest on the promissory note is payable quarterly in arrears and accrues at a rate of 7.5% per year for the first six months after issuance, and thereafter at a rate of 10% per year. The failure to make any payment under the Promissory Note when due and, with respect to payment of any interest, the continuation of such failure for a period of thirty days thereafter, constitutes an event of default under the Promissory Note. If an event of default occurs under the Promissory Note, the payees may declare the entire balance of the Promissory Note due and payable (including principal and accrued and unpaid interest) within five business days of the payees' notification to the Company of such acceleration.

Our operating activities used approximately $23 million of cash in the six months ended June 30, 2018 and provided approximately $3 million of cash in the six months ended June 30, 2017.

Cash used in operating activities in the six months ended June 30, 2018 was primarily the result of our net loss, lower accrued expenses and other long-term liabilities, and lower accounts payable, coupled with slightly higher other operating assets. These amounts were partially offset by lower accounts receivable and inventory, higher deferred revenue, and our non-cash operating expenses. The decrease in accrued expenses and other long-term liabilities was primarily related to employee compensation and related costs, including payments in connection with our company-wide cash bonus program, and our previously recorded restructuring initiatives, coupled with lower accruals for taxes and professional fees. Our lower accounts receivable primarily reflected collections on sales made in the prior year and our focused collection efforts. Our net loss, adjusted for non-cash operating activities, used approximately $27 million of cash.

Cash provided by operating activities in the six months ended June 30, 2017 was primarily the result of our non-cash operating expenses, partially offset by our net loss, lower accounts receivable and inventory, and higher deferred revenue. These amounts were partially offset by decreases in accrued expenses and other long-term liabilities and accounts payable and an increase in other operating assets. Our lower accounts receivable primarily reflected our focused collection efforts. The decrease in accrued expenses and other long-term liabilities was primarily related to employee compensation and related costs, including payments made in connection with our company-wide cash bonus program and sales commissions, as well as payments made in connection with our previously recorded restructuring initiatives. Our net loss, adjusted for non-cash items such as depreciation, amortization and stock-based compensation, used approximately $8 million of cash.

Our investing activities provided approximately $1 million of cash in the six months ended June 30, 2018, comprised of approximately $4 million of maturities of marketable securities, partially offset by approximately $3 million of investments in property and equipment.

Our investing activities used approximately $2 million of cash in the six months ended June 30, 2017, primarily comprised of approximately $3 million of investments in property and equipment, partially offset by approximately $1 million of cash proceeds in the aggregate from the sale of intangible assets and net maturities of marketable securities.

Our financing activities used approximately $2 million of cash in the six months ended June 30, 2018. We both borrowed and repaid $25 million under the Credit Facility in the six months ended June 30, 2018. We used approximately $1 million in the aggregate for debt issuance costs and payments on our capital lease obligations and slightly less than $1 million to pay withholding obligations related to the net share settlement of restricted stock awards upon vesting.

Our financing activities used approximately $1 million of cash in the six months ended June 30, 2017, primarily comprised of approximately $1 million used to pay withholding obligations related to the net share settlement of restricted stock awards upon vesting, partially offset by less than $1 million in the aggregate of proceeds from the sale of our common stock in connection with our Employee Stock Purchase Plan, as Amended ("ESPP") and stock option exercises.

Based on our current expectations, we believe our current cash, cash equivalents, marketable debt securities, long-term investments and available borrowings under the Credit Facility will be sufficient to meet our anticipated cash needs for working capital and capital expenditures for at least twelve months, including our pending acquisition of Edgewater Networks, Inc. The rate at which we will produce or consume cash will be dependent on the cash needs of future operations, including changes in working capital, which will, in turn, be directly affected by the levels of demand for our products, the timing and rate of expansion of our business, the resources we devote to developing our products and any litigation settlements. We anticipate devoting substantial capital resources to continue our research and development efforts, to maintain our sales, support and marketing, to complete merger-related integration activities and for other general corporate activities. However, it is difficult to predict future liquidity requirements with certainty. See Note 15 to our condensed consolidated financial statements for a description of our other contingencies.

Recent Accounting Pronouncements

In June 2018, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2018-07, Compensation - Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting ("ASU 2018-07"), which expands the scope of Accounting Standards Codification ("ASC") 718, Compensation - Stock Compensation ("ASC 718"), to include all share-based payment arrangements related to the acquisition of goods and services from both nonemployees and employees. As a result, most of the guidance in ASC 718 associated with employee share-based payments, including most of its requirements related to classification and measurement, applies to nonemployee share-based payment arrangements. ASU 2018-07 is effective for us beginning January 1, 2019, although early adoption is permitted. We do not expect the adoption of ASU 2018-07 to have a material impact on our consolidated financial statements.

In February 2018, the FASB issued ASU 2018-02, Income Statement - Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income ("ASU 2018-02"), which amends ASC 220, Income Statement - Reporting Comprehensive Income, to allow a reclassification from accumulated other comprehensive income to retained earnings for stranded tax effects resulting from the Tax Cuts and Jobs Act and requires entities to provide certain disclosures regarding stranded tax effects. ASU 2018-02 is effective for us beginning January 1, 2019, with early adoption permitted. We are currently assessing the potential impact of the adoption of ASU 2018-02 on our consolidated financial statements.

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

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842) Section A - Leases: Amendments to the FASB Accounting Standards Codification ("ASU 2016-02"), its new standard on accounting for leases. ASU 2016-02 introduces a lessee model that brings most leases onto the balance sheet. ASU 2016-02 eliminates the current GAAP requirement for an entity to use bright-line tests in determining lease classification. ASU 2016-02 is effective for us for both interim and annual periods beginning January 1, 2019. Upon adoption of ASU 2016-02, we will recognize lease obligations for the right to use these assets in connection with our existing lease agreements. In July 2018, the FASB issued ASU 2018-10, Codification Improvements to Topic 842, Leases, which provided improvements to certain aspects of the guidance in ASC 842, Leases. In January 2018, the FASB issued ASU 2018-01, Leases (Topic 842): Land Easement Practical Expedient for Transition to Topic 842, which provided additional clarification and implementation guidance. We are currently reviewing our leases to identify those that would be impacted by the adoption of ASU 2016-02 and related clarification guidance and determining the impact on our consolidated financial statements. Accordingly, such amounts to be recognized on the balance sheet have yet to be determined.

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

Item 4.    Controls and Procedures

Disclosure Controls and Procedures

Evaluation of Disclosure Controls and Procedures. Our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")) as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of June 30, 2018.

Changes in Internal Control over Financial Reporting. There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter ended June 30, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II OTHER INFORMATION

Item 1.    Legal Proceedings

We are fully cooperating with an SEC inquiry regarding the development and issuance of Sonus’ first quarter 2015 revenue and earnings guidance. Following recent communications with the SEC's Division of Enforcement (the "Staff"), we have reached an agreement in principle to resolve this matter. We are negotiating the terms of an order with the Staff in which we will neither make admissions nor denials, and in which we will agree to pay a $1.9 million civil penalty and agree not to violate the securities laws in the future. We recorded $1.9 million in the year ended December 31, 2017, for potential fines in connection with this investigation.

We are involved in five lawsuits with Metaswitch Networks Ltd., Metaswitch Networks Corp. and Metaswitch Inc. (collectively, “Metaswitch”). First, on January 21, 2014, GENBAND and our indirectly-owned subsidiary, GENBAND US LLC, filed a complaint alleging that Metaswitch infringed certain patents owned by GENBAND. Following unsuccessful mediation, a trial took place and on January 15, 2016 the jury awarded $8.2 million in past royalty damages to GENBAND, which neither GENBAND nor the Company has recorded. On September 29, 2016, the court confirmed the jury verdict following motions from both parties. On March 22, 2018, the district court entered final judgment awarding GENBAND $8.9 million in royalties for damages through January 15, 2016 at rates set by the court; pre and post-judgment interest and costs. On April 10, 2018, the clerk of the court set the awarded costs at $0.4 million. On April 19, 2018, Metaswitch filed a notice of appeal on the judgment, and Metaswitch filed its appeal brief on July 6, 2018.

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

Through Sonus and our indirectly-owned subsidiary, GENBAND US LLC, we are involved in a lawsuit with Metaswitch regarding claims that Metaswitch misappropriated trade secrets of GENBAND. This case is pending in state court in Dallas County, Texas, and stems from claims originally brought in a patent lawsuit between GENBAND and Metaswitch. The state court action was filed on March 28, 2017. Metaswitch filed its answer on April 21, 2017, in which it asserted counterclaims against GENBAND. On July 11, 2018, Metaswitch filed its fifth amended answer and counterclaims against GENBAND. The Texas state court has set a trial for this case in November 2018.

Through Sonus, we are involved in two patent infringement lawsuits with Metaswitch asserting a total of ten patents that came into the Company from Sonus. Sonus filed these two lawsuits on March 8, 2018. Metaswitch filed its answers on May 15, 2018, in which it asserted counterclaims against Sonus, including alleged infringement by the Company and Sonus of a total of ten patents.

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

Item 1A.    Risk Factors

Our business faces significant risks and uncertainties, which may have a material adverse effect on our business prospects, financial condition and results of operations, and you should carefully consider them. There have been no material changes in the six months ended June 30, 2018 to the risk factors described in Part I, Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2017.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(c) Issuer Purchases of Equity Securities

The following table provides information with respect to the shares of common stock repurchased by us for the periods indicated:

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet be Purchased Under the Plans or Programs
April 1, 2018 to April 30, 2018	45,509	$5.11	—	$—
May 1, 2018 to May 31, 2018	2,368	$5.69	—	$—
June 1, 2018 to June 30, 2018	14,320	$7.01	—	$—
Total	62,197	$5.57	—	$—

(1) Upon vesting of restricted stock awards, our employees are permitted to return to us a portion of the newly vested shares to satisfy the tax withholding obligations that arise in connection with such vesting. During the second quarter of 2018, 62,197 shares of restricted stock were returned to us by employees to satisfy tax withholding obligations arising in connection with vesting of restricted stock, which shares are included in this column.

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
10.1
First Amendment, dated June 24, 2018 to the Credit Agreement, dated as of December 21, 2017, by and among Ribbon Communications Inc. as a guarantor, Sonus Networks, Inc. as the Borrower, the other guarantors party thereto, Silicon Valley Bank, as Administrative Agent, Issuing Lender, Swingline Lender and Lead Arranger, and the other lenders party thereto (incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K, filed June 28, 2018 with the SEC).

10.2	*	Agreement and Plan of Merger, dated June 24, 2018, by and among Ribbon Communications Inc., Kansas Merger Sub, Inc., Edgewater Networks, Inc. and Shareholder Representative Services LLC.
10.3	*	Form of Restricted Stock Unit Award Agreement (Time-Based Vesting) for Awards Granted under the Amended and Restated Stock Incentive Plan.
31.1	*	Certificate of Ribbon Communications Inc. Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	*	Certificate of Ribbon Communications Inc. Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	#	Certificate of Ribbon Communications Inc. Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	#	Certificate of Ribbon Communications Inc. Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS		XBRL Instance Document
101.SCH		XBRL Taxonomy Extension Schema
101.CAL		XBRL Taxonomy Extension Calculation Linkbase
101.DEF		XBRL Taxonomy Extension Definition Linkbase
101.LAB		XBRL Taxonomy Extension Label Linkbase
101.PRE		XBRL Taxonomy Extension Presentation Linkbase

_______________________________________

*	Filed herewith.

#	Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: August 1, 2018	RIBBON COMMUNICATIONS INC.

By:	/s/ Daryl E. Raiford
Daryl E. Raiford Executive Vice President and Chief Financial Officer (Principal Financial Officer)