Form 10-Q
period 2018-09-30
Ribbon Communications Inc.
filed 2018-10-31
CIK 1708055

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2018
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒    No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of "large accelerated filer," "accelerated filer," "smaller reporting company," and "emerging growth company" in Rule 12b-2 of the Exchange Act.

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

As of October 23, 2018, there were 106,519,406 shares of the registrant's common stock, $0.0001 par value per share, outstanding.

RIBBON COMMUNICATIONS INC.
FORM 10-Q
QUARTERLY PERIOD ENDED SEPTEMBER 30, 2018

Cautionary Note Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q contains "forward-looking statements" within the meaning of the U.S. Private Securities Litigation Reform Act of 1995, which are subject to a number of risks and uncertainties. All statements other than statements of historical facts contained in this Quarterly Report on Form 10-Q, including statements regarding our future expenses, results of operations and financial position, integration activities, beliefs about our market capitalization, anticipated effects of the new revenue recognition standard on our financial results, business strategy, statements about the potential timing and impact of the merger and acquisition transactions described herein, plans and objectives of management for future operations, plans for future cost reductions, restructuring activities and plans for future product development and manufacturing are forward-looking statements. Without limiting the foregoing, the words "anticipates", "believes", "could", "estimates", "expects", "intends", "may", "plans", "seeks" and other similar language, whether in the negative or affirmative, are intended to identify forward-looking statements, although not all forward-looking statements contain these identifying words. Forward-looking statements are based on our current expectations and assumptions regarding our business, the economy and other future conditions. Because forward-looking statements relate to the future, they are subject to inherent uncertainties, risks and changes in circumstances that are difficult to predict. These statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements including, but not limited to, our successful integration activities with respect to recently completed acquisitions; our ability to realize the benefits from mergers and acquisitions; the effects of disruption from mergers and acquisitions, making it more difficult to maintain relationships with employees, customers, business partners or government entities; the timing of customer purchasing decisions and our recognition of revenues; economic conditions; our ability to recruit and retain key personnel; difficulties supporting our strategic focus on channel sales; difficulties retaining and expanding our customer base; difficulties leveraging market opportunities; the impact of restructuring and cost-containment activities; litigation; acceptance of our products and services; rapid technological and market change; our ability to protect our intellectual property rights; our ability to maintain partner, reseller, distribution and vendor support and supply relationships; higher risks in international operations and markets; the impact of increased competition; currency fluctuations; changes in the market price of our common stock; and/or failure or circumvention of our controls and procedures. We therefore caution you against relying on any of these forward-looking statements.

Important factors that could cause actual results to differ materially from those in these forward-looking statements are also discussed in Part I, Item 2, "Management's Discussion and Analysis of Financial Condition and Results of Operations" of this Quarterly Report on Form 10-Q and Part I, Item 1A and Part II, Item 7A, "Risk Factors" and "Quantitative and Qualitative Disclosures About Market Risk," respectively, of our Annual Report on Form 10-K for the fiscal year ended December 31, 2017. Also, any forward-looking statement made by us in this Quarterly Report on Form 10-Q speaks only as of the date on which this Quarterly Report on Form 10-Q was first filed. We undertake no obligation to publicly update any forward-looking statement, whether as a result of new information, future developments or otherwise.

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

PART I FINANCIAL INFORMATION

Item 1. Financial Statements
RIBBON COMMUNICATIONS INC.
Condensed Consolidated Balance Sheets
(in thousands, except share and per share data)
(unaudited)

	September 30, 2018	December 31, 2017
Assets
Current assets:
Cash and cash equivalents	$35,984	$57,073
Marketable securities	7,284	17,224
Accounts receivable, net	150,677	165,156
Inventory	21,724	21,303
Other current assets	19,830	21,463
Total current assets	235,499	282,219
Property and equipment, net	25,960	24,780
Intangible assets, net	263,393	244,414
Goodwill	382,493	335,716
Investments	—	9,031
Deferred income taxes	8,212	8,434
Other assets	8,496	6,289
	$924,053	$910,883
Liabilities and Stockholders' Equity
Current liabilities:
Revolving credit facility	$58,000	$20,000
Accounts payable	43,215	45,851
Accrued expenses and other	74,610	76,380
Deferred revenue	82,489	100,571
Total current liabilities	258,314	242,802
Long-term debt, related party	23,500	22,500
Deferred revenue, net of current	15,985	14,184
Deferred income taxes	3,869	2,787
Other long-term liabilities	32,023	13,189
Total liabilities	333,691	295,462
Commitments and contingencies (Note 15)
Stockholders' equity:
Preferred stock, $0.01 par value per share; 10,000,000 shares authorized, none issued and outstanding	—	—
Common stock, $0.0001 par value per share; 240,000,000 shares authorized; 106,512,530 shares issued and outstanding at September 30, 2018; 101,752,856 shares issued and outstanding at December 31, 2017	11	10
Additional paid-in capital	1,722,116	1,684,768
Accumulated deficit	(1,134,957)	(1,072,426)
Accumulated other comprehensive income	3,192	3,069
Total stockholders' equity	590,362	615,421
	$924,053	$910,883
See notes to the unaudited condensed consolidated financial statements.

RIBBON COMMUNICATIONS INC.
Condensed Consolidated Statements of Operations
(in thousands, except per share data)
(unaudited)

	Three months ended		Nine months ended
	September 30, 2018	September 30, 2017	September 30, 2018	September 30, 2017
Revenue:
Product	$77,283	$44,120	$191,937	$98,305
Service	75,185	30,509	219,072	85,425
Total revenue	152,468	74,629	411,009	183,730
Cost of revenue:
Product	38,891	9,708	102,183	28,748
Service	31,343	10,374	96,208	30,285
Total cost of revenue	70,234	20,082	198,391	59,033
Gross profit	82,234	54,547	212,618	124,697
Operating expenses:
Research and development	34,403	20,798	109,056	61,071
Sales and marketing	31,488	17,454	94,152	47,850
General and administrative	15,942	10,833	46,571	27,993
Acquisition- and integration-related	5,570	1,543	14,262	6,278
Restructuring	2,397	—	15,162	1,071
Total operating expenses	89,800	50,628	279,203	144,263
(Loss) income from operations	(7,566)	3,919	(66,585)	(19,566)
Interest (expense) income, net	(1,420)	260	(2,754)	772
Other (expense) income, net	(1,254)	1	(3,058)	577
(Loss) income before income taxes	(10,240)	4,180	(72,397)	(18,217)
Income tax benefit (provision)	82	(727)	(2,587)	(1,321)
Net (loss) income	$(10,158)	$3,453	$(74,984)	$(19,538)
(Loss) earnings per share
Basic	$(0.10)	$0.07	$(0.73)	$(0.39)
Diluted	$(0.10)	$0.07	$(0.73)	$(0.39)
Shares used to compute (loss) earnings per share:
Basic	104,918	49,753	103,009	49,472
Diluted	104,918	50,131	103,009	49,472

See notes to the unaudited condensed consolidated financial statements.

RIBBON COMMUNICATIONS INC.
Condensed Consolidated Statements of Comprehensive Income (Loss)
(in thousands)
(unaudited)

	Three months ended		Nine months ended
	September 30, 2018	September 30, 2017	September 30, 2018	September 30, 2017
Net (loss) income	$(10,158)	$3,453	$(74,984)	$(19,538)
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	(80)	(13)	(43)	102
Unrealized gain (loss) on available-for sale marketable securities, net of reclassification adjustments for realized amounts	23	43	(10)	12
Employee retirement benefits	156	—	156	—
Other comprehensive income, net of tax	99	30	103	114
Comprehensive (loss) income	$(10,059)	$3,483	$(74,881)	$(19,424)

See notes to the unaudited condensed consolidated financial statements.

RIBBON COMMUNICATIONS INC.
Condensed Consolidated Statements of Cash Flows
(in thousands)
(unaudited)

	Nine months ended
	September 30, 2018	September 30, 2017
Cash flows from operating activities:
Net loss	$(74,984)	$(19,538)
Adjustments to reconcile net loss to cash flows (used in) provided by operating activities:
Depreciation and amortization of property and equipment	8,270	5,255
Amortization of intangible assets	37,721	6,845
Stock-based compensation	7,421	11,387
Deferred income taxes	(39)	687
Foreign exchange losses	3,066	15
Other	—	(566)
Changes in operating assets and liabilities:
Accounts receivable	24,550	2,360
Inventory	2,783	1,806
Other operating assets	2,796	(560)
Accounts payable	(7,679)	384
Accrued expenses and other long-term liabilities	(20,033)	(3,028)
Deferred revenue	(7,413)	4,000
Net cash (used in) provided by operating activities	(23,541)	9,047
Cash flows from investing activities:
Purchases of property and equipment	(5,950)	(3,265)
Business acquisitions, net of cash acquired	(46,389)	—
Purchases of marketable securities	—	(28,731)
Sale/maturities of marketable securities	18,919	41,964
Proceeds from the sale of intangible assets	—	576
Net cash (used in) provided by investing activities	(33,420)	10,544
Cash flows from financing activities:
Borrowings under revolving line of credit	142,500	—
Principal payments on revolving line of credit	(104,500)	—
Principal payments of capital lease obligations	(436)	(30)
Payment of debt issuance costs	(624)	—
Proceeds from the sale of common stock in connection with employee stock purchase plan and exercise of stock options	43	1,401
Payment of tax withholding obligations related to net share settlements of restricted stock awards	(830)	(1,904)
Net cash provided by (used in) financing activities	36,153	(533)
Effect of exchange rate changes on cash and cash equivalents	(281)	299
Net (decrease) increase in cash and cash equivalents	(21,089)	19,357
Cash and cash equivalents, beginning of year	57,073	31,923
Cash and cash equivalents, end of period	$35,984	$51,280

RIBBON COMMUNICATIONS INC.
Condensed Consolidated Statements of Cash Flows (continued)
(in thousands)
(unaudited)

	Nine months ended
	September 30, 2018	September 30, 2017
Supplemental disclosure of cash flow information:
Interest paid	$1,568	$84
Income taxes paid	$4,047	$1,198
Income tax refunds received	$426	$91
Supplemental disclosure of non-cash investing activities:
Capital expenditures incurred, but not yet paid	$344	$301
Property and equipment acquired under capital lease	$1,218	$—
Acquisition purchase consideration - deferred payments	$30,000	$—
Shares of common stock issued as purchase consideration	$30,000	$—
Acquisition purchase consideration - assumed equity awards	$747	$—
Supplemental disclosure of non-cash financing activities:
Total fair value of restricted stock awards, restricted stock units and performance-based stock units on date vested	$5,462	$6,225

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

On August 3, 2018 (the "Edgewater Acquisition Date"), the Company completed the acquisition of Edgewater Networks, Inc. (“Edgewater”). The financial results of Edgewater are included in the Company's condensed consolidated financial statements for the period subsequent to the Edgewater Acquisition Date.

Interim results are not necessarily indicative of results for a full year or any future interim period. The information included in this Quarterly Report on Form 10-Q should be read in conjunction with the Company's Annual Report on Form 10-K for the year ended December 31, 2017 (the "Annual Report"), which was filed with the SEC on March 8, 2018.

RIBBON COMMUNICATIONS INC.
Notes to Condensed Consolidated Financial Statements (Continued)
(unaudited)

Significant Accounting Policies

The Company's significant accounting policies are disclosed in Note 2 to the Consolidated Financial Statements included in the Annual Report. There were no material changes to the significant accounting policies during the nine months ended September 30, 2018, apart from the Company's accounting policy related to revenue recognition, as discussed below.

Effective January 1, 2018, the Company adopted Accounting Standards Codification ("ASC") 606, Revenue from Contracts with Customers ("ASC 606" or the "New Revenue Standard"), the new standard on revenue from contracts with customers, which codified Accounting Standards Update ("ASU") 2014-09, Revenue from Contracts with Customers ("ASU 2014-09"). As a result, the Company changed its accounting policy for revenue recognition to ensure compliance with ASC 606, which is described below and in Note 10.

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

When an arrangement contains more than one performance obligation, the Company will generally allocate the transaction price to each performance obligation on a relative standalone selling price basis. The best evidence of a standalone selling price is the observable price of a good or service when the entity sells that good or service separately in similar circumstances and to similar customers. If the good or service is not sold separately, an entity must estimate the standalone selling price by using an approach that maximizes the use of observable inputs. Acceptable estimation methods include but are not limited to: (1) adjusted market assessment; (2) expected cost plus a margin; and (3) a residual approach (when the standalone selling price is not directly observable and is either highly variable or uncertain).

The Company's software licenses typically provide a perpetual right to use the Company's software. The Company also sells term-based software licenses that expire and Software-as-a-Service ("SaaS")-based software which are referred to as subscription arrangements. The Company does not customize its software nor are installation services required, as the customer has a right to utilize internal resources or a third-party service company. The software and hardware are delivered before related services are provided and are functional without professional services or customer support. The Company has concluded that its software licenses are functional intellectual property that are distinct, as the user can benefit from the software on its own. The product revenue is typically recognized upon transfer of control or when the software is made available for download, as this is the point that the user of the software can direct the use of, and obtain substantially all of the remaining benefits from, the functional intellectual property. The Company does not recognize software revenue related to the renewal of subscription software licenses earlier than the beginning of the subscription period. Hardware product is generally sold with software to provide the customer solution.

Services revenue includes revenue from customer support and other professional services. The Company offers warranties on its products. Certain of the Company's warranties are considered to be assurance-type in nature and do not cover anything beyond ensuring that the product is functioning as intended. Based on the guidance in Accounting Standards Codification ("ASC") 606, assurance-type warranties do not represent separate performance obligations. The Company also sells separately-priced maintenance service contracts which qualify as service-type warranties and represent separate performance obligations. The Company does not allow and has no history of accepting product returns.

Customer support includes software updates on a when-and-if-available basis, telephone support, integrated web-based support and bug fixes or patches. The Company sells its customer support contracts at a percentage of list or net product price related to the support. Customer support revenue is recognized ratably over the term of the customer support agreement, which is typically one year.

The Company's professional services include consulting, technical support, resident engineer services, design services and installation services. Because control transfers over time, revenue is recognized based on progress toward completion of the

RIBBON COMMUNICATIONS INC.
Notes to Condensed Consolidated Financial Statements (Continued)
(unaudited)

performance obligation. The method to measure progress toward completion requires judgment and is based on the nature of the products or services to be provided. The Company generally uses the input method to measure progress for its contracts because it believes such method best depicts the transfer of assets to the customer, which occurs as the Company incurs costs for the contracts. Under the cost-to-cost measure of progress, the progress toward completion is measured based on the ratio of costs incurred to date to the total estimated costs at completion of the performance obligation. When the measure of progress is based upon expended labor, progress toward completion is measured as the ratio of labor time expended to date vs the total estimated labor time required to complete the performance obligation. Revenue is recorded proportionally as costs are incurred or labor is expended. Costs to fulfill these obligations include internal labor as well as subcontractor costs.

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

RIBBON COMMUNICATIONS INC.
Notes to Condensed Consolidated Financial Statements (Continued)
(unaudited)

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

In August 2018, the FASB issued ASU 2018-15, Intangibles - Goodwill and Other - Internal-Use Software (Subtopic 350-40): Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract (“ASU 2018-15”), which provides guidance on implementation costs incurred in a cloud computing arrangement (“CCA”) that is a service contract. ASU 2018-15 amends ASC 350, Intangibles - Goodwill and Other (“ASC 350”) to include in its scope implementation costs of a CCA that is a service contract and clarifies that a customer should apply the guidance in ASC 350-40 to determine which implementation costs should be capitalized in such a CCA. ASU 2018-15 is effective for the Company beginning January 1, 2020. The Company is currently assessing the potential impact of the adoption of ASU 2018-15 on our consolidated financial statements.

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

RIBBON COMMUNICATIONS INC.
Notes to Condensed Consolidated Financial Statements (Continued)
(unaudited)

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842) Section A - Leases: Amendments to the FASB Accounting Standards Codification ("ASU 2016-02"), its new standard on accounting for leases. ASU 2016-02 introduces a lessee model that brings most leases onto the balance sheet. ASU 2016-02 eliminates the current GAAP requirement for an entity to use bright-line tests in determining lease classification. ASU 2016-02 is effective for the Company for both interim and annual periods beginning January 1, 2019. Upon adoption of ASU 2016-02, the Company will recognize lease obligations for the right to use these assets in connection with its existing lease agreements. In July 2018, the FASB issued ASU 2018-11, Leases (Topic 842): Targeted Improvements ("ASU 2018-11") and ASU 2018-10, Codification Improvements to Topic 842, Leases, both of which provided improvements to certain aspects of the guidance in ASC 842, Leases. In January 2018, the FASB issued ASU 2018-01, Leases (Topic 842): Land Easement Practical Expedient for Transition to Topic 842, which provided additional clarification and implementation guidance. The Company has elected to use the alternative transition method as described in ASU 2018-11, which allows entities to initially apply ASU 2016-02 at the adoption date and recognize a cumulative-effect adjustment to the opening balance of retained earnings, with no subsequent adjustments to prior period lease costs for comparability. The Company has essentially completed the lease assessment phase of implementation and is currently reviewing the contracts within its lease portfolio in order to quantify the impact of adoption on its consolidated balance sheet as of January 1, 2019. The Company expects to quantify such amounts to be recognized on the balance sheet by the end of the fourth quarter of 2018.

In addition, the FASB has issued the following accounting pronouncements, none of which the Company believes will have a material impact on its consolidated financial statements:

In August 2018, the FASB issued ASU 2018-14, Compensation - Retirement Benefits - Defined Benefit Plans - General (Subtopic 715-20): Disclosure Framework - Changes to the Disclosure Requirements for Defined Benefit Plans (“ASU 2018-14”), which amends ASC 715, Compensation - Retirement Benefits (“ASC 715”) to add, remove and clarify disclosure requirements related to defined benefit pension and other postretirement plans. ASU 2018-14 is effective for the Company beginning January 1, 2020.

In August 2018, the FASB issued ASU 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework - Changes to the Disclosure Requirements for Fair Value Measurement (“ASU 2018-13”), which changes the fair value measurement requirements of ASC 820, Fair Value Measurement (“ASC 820”). ASU 2018-13 is effective for the Company beginning January 1, 2020 for both interim and annual reporting.

In July 2018, the FASB issued ASU 2018-09, Codification Improvements (“ASU 2018-09”), which contains amendments to clarify, correct errors in or make minor improvements to the Codification. ASU 2018-09 makes improvements to multiple topics, including but not limited to comprehensive income, debt, income taxes related to both stock-based compensation and business combinations, fair value measurement and defined contribution benefit plans. ASU 2018-09 is effective for the Company beginning January 1, 2019.

In June 2018, the FASB issued ASU 2018-07, Compensation - Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting ("ASU 2018-07"), which expands the scope of ASC 718, Compensation - Stock Compensation ("ASC 718"), to include all share-based payment arrangements related to the acquisition of goods and services from both nonemployees and employees. As a result, most of the guidance in ASC 718 associated with employee share-based payments, including most of its requirements related to classification and measurement, applies to nonemployee share-based payment arrangements. ASU 2018-07 is effective for the Company beginning January 1, 2019, although early adoption is permitted.

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

RIBBON COMMUNICATIONS INC.
Notes to Condensed Consolidated Financial Statements (Continued)
(unaudited)

(2) BUSINESS ACQUISITIONS

Edgewater Networks, Inc.

On the Edgewater Acquisition Date, the Company completed its acquisition of Edgewater, a private company headquartered in San Jose, California (the "Edgewater Acquisition"). The Edgewater Acquisition was completed in accordance with the terms and conditions of the Agreement and Plan of Merger, dated as of June 24, 2018, by and among Ribbon, Merger Sub, Edgewater and Shareholder Representative Services LLC, a Colorado limited liability company, solely in its capacity as the initial holder representative (the "Edgewater Merger Agreement”).

Edgewater is a market leader in Network Edge Orchestration for the small and medium enterprise ("SME") and UC market. The Company believes that the acquisition of Edgewater will allow it to offer its global customer base a complete core-to-edge product portfolio, end-to-end service assurance and analytics solutions, and a fully integrated software-defined wide-area network ("SD-WAN") service.

As consideration for the Edgewater Acquisition, Ribbon paid, in the aggregate, $46.4 million of cash, net of cash acquired, and issued 4.2 million shares of Ribbon common stock to Edgewater's selling shareholders and holders of vested in-the-money options and warrants to acquire common stock of Edgewater (the "Edgewater Selling Stakeholders") on the Edgewater Acquisition Date. Pursuant to the Edgewater Merger Agreement and subject to the terms and conditions contained therein, Ribbon has agreed to pay the Edgewater Selling Stakeholders an additional $30 million of cash, $15 million of which is to be paid 6 months from the closing date and the other $15 million of which is to be paid as early as 9 months from the closing date and no later than 18 months from the closing date (the exact timing of which will depend on the amount of revenue generated from the sales of Edgewater products in 2018). The current portion of this deferred purchase consideration is included as a component of Accrued expenses and other, and the noncurrent portion is included as a component of Other long-term liabilities in the Company's condensed consolidated balance sheet as of September 30, 2018.

The Edgewater Acquisition has been accounted for as a business combination and the financial results of Edgewater have been included in the Company's consolidated financial statements for the period subsequent to its acquisition.

As of September 30, 2018, the valuation of acquired assets, identifiable intangible assets and certain assumed liabilities was preliminary. The Company is still in the process of investigating the facts and circumstances existing as of the Edgewater Acquisition Date in order to finalize its valuation. The Company expects to finalize the valuation of the assets acquired and liabilities assumed by the second quarter of 2019.

RIBBON COMMUNICATIONS INC.
Notes to Condensed Consolidated Financial Statements (Continued)
(unaudited)

A summary of the preliminary allocation of the purchase consideration for Edgewater is as follows (in thousands):

Fair value of consideration transferred:
Cash consideration:
Cash paid to Edgewater Selling Stakeholders	$51,162
Less cash acquired	(4,773)
Net cash consideration	46,389
Unpaid cash consideration	30,000
Fair value of Ribbon stock issued	30,000
Fair value of equity awards assumed (see Note 11)	747
Fair value of total consideration	$107,136

Fair value of assets acquired and liabilities assumed:
Current assets, net of cash acquired	$16,837
Property and equipment	380
Intangible assets:
Developed technology	29,500
Customer relationships	26,100
Trade names	1,100
Goodwill	46,777
Other noncurrent assets	103
Deferred revenue	(2,749)
Other current liabilities	(9,402)
Deferred revenue, net of current	(669)
Other long-term liabilities	(841)
$107,136

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

The Company's revenue for both the three and nine months ended September 30, 2018 included approximately $10 million of revenue attributable to Edgewater since the Edgewater Acquisition Date. The Company has not provided pro forma financial information, as the historical amounts are not significant to the Company's consolidated financial statements.

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

RIBBON COMMUNICATIONS INC.
Notes to Condensed Consolidated Financial Statements (Continued)
(unaudited)

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

In addition, NewCo repaid GENBAND’s long-term debt, including both principal and unpaid interest, to a related party of GENBAND totaling $48 million and repaid GENBAND’s management fees due to an affiliate of OEP totaling $10.3 million. NewCo also issued a promissory note for $22.5 million to certain GENBAND equity holders (the "Promissory Note").

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

As of September 30, 2018, the valuation of acquired assets, identifiable intangible assets and certain assumed liabilities was final. A summary of the final allocation of the purchase consideration for GENBAND is as follows (in thousands):

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
$479,433

RIBBON COMMUNICATIONS INC.
Notes to Condensed Consolidated Financial Statements (Continued)
(unaudited)

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

Pro Forma Results

The following unaudited pro forma information presents the condensed combined results of operations of Sonus and GENBAND for the three and nine months ended September 30, 2017 as if the Merger had been completed on January 1, 2017, with adjustments to give effect to pro forma events that are directly attributable to the Merger. These pro forma adjustments include a reduction of historical GENBAND revenue for the fair value adjustment related to acquired deferred revenue, an increase in amortization expense for the acquired identifiable intangible assets, a decrease in historical GENBAND interest expense reflecting the extinguishment of certain of GENBAND's debt as a result of the Merger, net of the interest expense recorded in connection with the Promissory Note issued to certain GENBAND equity holders as part of the purchase consideration and the elimination of revenue and costs related to sales transactions between Sonus and GENBAND.

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

	Three months ended September 30, 2017	Nine months ended September 30, 2017

Revenue	$147,608	$419,749
Net loss	$(22,148)	$(105,666)
Loss per share	$(0.22)	$(1.04)

Acquisition- and Integration-Related Expenses

Acquisition- and integration-related expenses include those expenses related to acquisitions that would otherwise not have been incurred by the Company. The acquisition-related expenses include professional and services fees such as legal, audit, consulting, paying agent and other fees, and expenses related to cash payments to certain former executives of the acquired businesses in connection with their employment agreements. These amounts include costs related to the Merger and the Edgewater Acquisition, as well as nominal amounts related to acquisitive activities. The integration-related expenses recorded in both the three and nine months ended September 30, 2018 represent incremental costs related to combining Sonus and GENBAND, such as third-party consulting and other services related to merging the two separate companies' systems and processes.

The acquisition-related amounts recorded in both the three and nine months ended September 30, 2017 relate to professional fees incurred in connection with the Company's September 2016 acquisition of Taqua, LLC. The Company's acquisition- and integration-related expenses for the three and nine months ended September 30, 2018 and 2017 were as follows

RIBBON COMMUNICATIONS INC.
Notes to Condensed Consolidated Financial Statements (Continued)
(unaudited)

(in thousands):

	Three months ended		Nine months ended
	September 30, 2018	September 30, 2017	September 30, 2018	September 30, 2017
Professional and services fees (acquisition-related)	$2,905	$1,543	$5,314	$6,278
Management bonuses (acquisition-related)	—	—	1,972	—
Integration-related expenses	2,665	—	6,976	—
	$5,570	$1,543	$14,262	$6,278

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

The calculations of shares used to compute loss per share were as follows (in thousands):

	Three months ended		Nine months ended
	September 30, 2018	September 30, 2017	September 30, 2018	September 30, 2017
Weighted average shares outstanding—basic	104,918	49,753	103,009	49,472
Potential dilutive common shares	—	378	—	—
Weighted average shares outstanding—diluted	104,918	50,131	103,009	49,472

Options to purchase the Company's common stock and unvested shares of restricted and performance-based stock and stock units aggregating 3.5 million have not been included in the computation of diluted loss per share for the three and nine months ended September 30, 2018 because their effect would have been antidilutive. The Company has excluded 5.2 million weighted shares underlying options to purchase shares of the Company's common stock from the computation of diluted earnings per share for the three months ended September 30, 2017, because the options' exercise prices were greater than the average market price for the common stock and their effect would have been antidilutive. Options to purchase the Company's common stock and unvested shares of restricted and performance-based stock and stock units totaling 7.4 million shares for the nine months ended September 30, 2017 have not been included in the computation of diluted loss per share because their effect would have been antidilutive.

(4) CASH EQUIVALENTS, MARKETABLE SECURITIES AND INVESTMENTS

The Company invests in debt instruments, primarily U.S. government-backed, municipal and corporate obligations, which management believes to be high quality (investment grade) credit instruments.

The Company sold $12.5 million of its available-for sale securities in both the three and nine months ended September 30, 2018, primarily to provide cash for acquisition-related payments in connection with the Edgewater Acquisition and to support integration-related and restructuring activities in connection with the Merger. The Company recognized nominal gross gains and approximately $20,000 of gross losses from the sales of these securities. The Company did not sell any of its available-for-sale securities during the three or nine months ended September 30, 2017. At September 30, 2018, the Company did not hold any investments that matured beyond one year.

RIBBON COMMUNICATIONS INC.
Notes to Condensed Consolidated Financial Statements (Continued)
(unaudited)

On a quarterly basis, the Company reviews its marketable securities and investments to determine if there have been any events that could create a credit impairment. Based on its reviews, the Company does not believe that any impairment existed with its current holdings at September 30, 2018.

The amortized cost, gross unrealized gains and losses and fair value of the Company's marketable debt securities and investments at September 30, 2018 and December 31, 2017 were comprised of the following (in thousands):

	September 30, 2018
	Amortized cost	Unrealized gains	Unrealized losses	Fair value
Cash equivalents	$427	$—	$—	$427

Marketable securities
U.S. government agency notes	$3,997	$—	$(17)	$3,980
Corporate debt securities	3,317	—	(13)	3,304
	$7,314	$—	$(30)	$7,284

	December 31, 2017
	Amortized cost	Unrealized gains	Unrealized losses	Fair value
Cash equivalents	$1,254	$—	$—	$1,254

Marketable securities
U.S. government agency notes	$4,091	$—	$(19)	$4,072
Corporate debt securities	8,048	—	(31)	8,017
Certificates of deposit	5,135	—	—	5,135
	$17,274	$—	$(50)	$17,224
Investments
U.S. government agency notes	$3,992	$—	$(28)	$3,964
Corporate debt securities	3,908	—	(24)	3,884
Certificates of deposit	1,183	—	—	1,183
	$9,083	$—	$(52)	$9,031

The Company's available-for-sale debt securities classified as Investments in the condensed consolidated balance sheet at December 31, 2017 mature after one year but within two years or less from the balance sheet date. The Company did not have any available-for-sale debt securities classified as Investments at September 30, 2018.

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

The following table shows the fair value of the Company's financial assets at September 30, 2018 and December 31, 2017. These financial assets are comprised of the Company's available-for-sale debt securities and reported under the captions Cash and cash equivalents, Marketable securities and Investments in the condensed consolidated balance sheets (in thousands):

		Fair value measurements at September 30, 2018 using:
	Total carrying value at September 30, 2018	Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Cash equivalents	$427	$427	$—	$—

Marketable securities
U.S. government agency notes	$3,980	$—	$3,980	$—
Corporate debt securities	3,304	—	3,304	—
	$7,284	$—	$7,284	$—

		Fair value measurements at December 31, 2017 using:
	Total carrying value at December 31, 2017	Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Cash equivalents	$1,254	$1,254	$—	$—

Marketable securities
U.S. government agency notes	$4,072	$—	$4,072	$—
Corporate debt securities	8,017	—	8,017	—
Certificates of deposit	5,135	—	5,135	—
	$17,224	$—	$17,224	$—
Investments
U.S. government agency notes	$3,964	$—	$3,964	$—
Corporate debt securities	3,884	—	3,884	—
Certificates of deposit	1,183	—	1,183	—
	$9,031	$—	$9,031	$—

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

RIBBON COMMUNICATIONS INC.
Notes to Condensed Consolidated Financial Statements (Continued)
(unaudited)

(5) INVENTORY

Inventory at September 30, 2018 and December 31, 2017 consisted of the following (in thousands):

	September 30, 2018	December 31, 2017
On-hand final assemblies and finished goods inventories	$19,371	$18,374
Deferred cost of goods sold	3,707	4,569
	23,078	22,943
Less noncurrent portion (included in other assets)	(1,354)	(1,640)
Current portion	$21,724	$21,303

(6) INTANGIBLE ASSETS AND GOODWILL

The Company's intangible assets at September 30, 2018 and December 31, 2017 consisted of the following (in thousands):

September 30, 2018	Weighted average amortization period (years)	Cost	Accumulated amortization	Net carrying value
In-process research and development	*	$5,600	$—	$5,600
Developed technology	6.91	182,880	53,666	129,214
Customer relationships	9.44	146,940	19,896	127,044
Trade names	3.00	2,000	465	1,535
Internal use software	3.00	730	730	—
	7.86	$338,150	$74,757	$263,393

December 31, 2017	Weighted average amortization period (years)	Cost	Accumulated amortization	Net carrying value
In-process research and development	*	$5,600	$—	$5,600
Developed technology	6.90	153,380	24,211	129,169
Customer relationships	9.32	120,840	12,015	108,825
Trade names	3.00	900	80	820
Internal use software	3.00	730	730	—
	7.77	$281,450	$37,036	$244,414

* An in-process research and development intangible asset has an indefinite life until the product is generally available, at which time such asset is typically reclassified to developed technology.

Amortization expense for intangible assets for the three and nine months ended September 30, 2018 and 2017 was as follows (in thousands):

RIBBON COMMUNICATIONS INC.
Notes to Condensed Consolidated Financial Statements (Continued)
(unaudited)

	Three months ended		Nine months ended		Statement of operations classification
	September 30, 2018	September 30, 2017	September 30, 2018	September 30, 2017
Developed technology	$10,593	$1,602	$29,455	$4,769	Cost of revenue - product
Customer relationships	2,695	691	7,881	2,076	Sales and marketing
Trade names	160	—	385	—	Sales and marketing
	$13,448	$2,293	$37,721	$6,845

Estimated future amortization expense for the Company's intangible assets at September 30, 2018 was as follows (in thousands):

Years ending December 31,
Remainder of 2018	$12,003
2019	47,411
2020	46,552
2021	40,571
2022	34,156
Thereafter	82,700
$263,393

The changes in the carrying value of the Company's goodwill in the nine months ended September 30, 2018 and 2017 were as follows (in thousands):

Balance at January 1	2018	2017
Goodwill	$338,822	$52,499
Accumulated impairment losses	(3,106)	(3,106)
	335,716	49,393
Acquisition of Edgewater	46,777	—
Purchase accounting adjustments - acquisition of Taqua, LLC	—	498
Balance at September 30	$382,493	$49,891

Balance at September 30
Goodwill	$385,599	$52,997
Accumulated impairment losses	(3,106)	(3,106)
	$382,493	$49,891

(7) ACCRUED EXPENSES
Accrued expenses at September 30, 2018 and December 31, 2017 consisted of the following (in thousands):

	September 30, 2018	December 31, 2017
Employee compensation and related costs	$33,174	$37,782
Professional fees	8,997	13,743
Deferred purchase consideration - Edgewater	15,000	—
Other	17,439	24,855
	$74,610	$76,380

RIBBON COMMUNICATIONS INC.
Notes to Condensed Consolidated Financial Statements (Continued)
(unaudited)

(8) RESTRUCTURING ACCRUALS

The Company recorded restructuring expense aggregating $2.4 million in the three months ended September 30, 2018 and did not record restructuring expense in the three months ended September 30, 2017. The Company recorded restructuring expense aggregating $15.2 million in the nine months ended September 30, 2018 and $1.1 million in the nine months ended September 30, 2017.

Merger Restructuring Initiative

In connection with the Merger, the Company's management approved a restructuring plan in the fourth quarter of 2017 to eliminate certain redundant positions and facilities within the combined companies (the "Merger Restructuring Initiative"). In connection with this initiative, the Company recorded $8.5 million of restructuring expense in the fourth quarter of 2017 for severance and related costs for approximately 120 employees. The Company recorded $14.3 million in the nine months ended September 30, 2018, comprised of $2.5 million in the three months ended September 30, 2018, $5.3 million in the three months ended June 30, 2018 and $6.5 million in the three months ended March 31, 2018. The amount recorded in the three months ended September 30, 2018 related to severance and related costs for approximately 30 employees. The amounts recorded in the three months ended June 30, 2018 included $5.1 million for severance and related costs for approximately 140 employees and $0.2 million related to a U.S. facility. The amount recorded in the three months ended March 31, 2018 represented severance and related costs for approximately 115 employees. The Company anticipates it will record additional future expense in connection with this initiative for headcount and redundant facilities aggregating approximately $1 million as it continues to combine the two businesses and benefit from operational synergies. The Company expects that the amount accrued at September 30, 2018 for severance will be paid by the end of the end of the first half of 2019 and that the payments related to the expected additional future expense will be completed in 2019.

A summary of the Merger Restructuring Initiative accrual activity for the nine months ended September 30, 2018 is as follows (in thousands):

	Balance at January 1, 2018	Initiatives charged to expense	Adjustments for changes in estimate	Cash payments	Balance at September 30, 2018
Severance	$7,595	$14,121	$(5)	$(18,928)	$2,783
Facilities	—	193	—	(70)	123
	$7,595	$14,314	$(5)	$(18,998)	$2,906

Assumed Restructuring Initiative

The Company assumed GENBAND's previously recorded restructuring liability, totaling $4.1 million, on the Merger Date (the "GENBAND Restructuring Initiative"). Of this amount, $3.7 million related to severance and related costs and $0.4 million related to facilities. The Company reversed $0.1 million of facilities accrual in the three months ended September 30, 2018 and net adjustments aggregating $0.9 million of expense in the nine months ended September 30, 2018 for changes in estimated costs previously accrued. The additional expense for severance relates to higher-than-previously-anticipated amounts due to certain international employees. The net additional expense for facilities relates to changes in sub-lease income assumptions for a facility previously restructured under this plan. The Company does not expect to record additional expense in connection with this initiative except for any additional adjustments for changes in estimated costs. The Company expects that the payments related to this assumed liability will be completed in 2018. A summary of the GENBAND Restructuring Initiative accrual activity for the nine months ended September 30, 2018 is as follows (in thousands):

	Balance at January 1, 2018	Initiatives charged to expense	Adjustments for changes in estimate	Cash payments	Balance at September 30, 2018
Severance	$1,916	$—	$487	$(2,358)	$45
Facilities	205	—	366	(401)	170
	$2,121	$—	$853	$(2,759)	$215

RIBBON COMMUNICATIONS INC.
Notes to Condensed Consolidated Financial Statements (Continued)
(unaudited)

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

In connection with the 2016 Restructuring Initiative, the Company recorded $0.5 million of restructuring expense in the nine months ended September 30, 2017, comprised of $0.4 million for severance and related costs and $0.1 million related to the Rochester Facility. The actions under the 2016 Restructuring Initiative have been implemented and accordingly, the Company does not expect to record additional expense in connection with this initiative. The amounts accrued for severance and related costs had been fully paid by the end of the third quarter of 2017. The Company expects that the amounts accrued for facilities will be paid by the end of October 2019, when the lease on the Rochester Facility expires.

A summary of the 2016 Restructuring Initiative accrual activity for the nine months ended September 30, 2018 is as follows (in thousands):

	Balance at January 1, 2018	Initiatives charged to expense	Adjustments for changes in estimate	Cash payments	Balance at September 30, 2018
Facilities	$95	$—	$—	$(25)	$70

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

In connection with the Taqua Restructuring Initiative, the Company recorded $0.6 million of restructuring expense in the nine months ended September 30, 2017, comprised of $0.2 million for severance and related costs and $0.4 million for redundant facilities. A summary of the Taqua Restructuring Initiative accrual activity for the nine months ended September 30, 2018 is as follows (in thousands):

	Balance at January 1, 2018	Initiatives charged to expense	Adjustments for changes in estimate	Cash payments	Balance at September 30, 2018
Facilities	$365	$—	$—	$(255)	$110

Balance Sheet Classification

The current portions of accrued restructuring are included as a component of Accrued expenses and the long-term portions of accrued restructuring are included as a component of Other long-term liabilities in the condensed consolidated balance sheets. The current portions of accrued restructuring totaled $3.2 million at September 30, 2018 and $10.0 million at December

RIBBON COMMUNICATIONS INC.
Notes to Condensed Consolidated Financial Statements (Continued)
(unaudited)

31, 2017. The long-term portions of accrued restructuring totaled $0.1 million at September 30, 2018 and $0.2 million at December 31, 2017. The long-term amounts represent future lease payments on restructured facilities.

(9) DEBT

Assumed Senior Secured Credit Agreement

On the Merger Date and in connection with the Merger, the Company assumed GENBAND's Senior Secured Credit Agreement with Silicon Valley Bank ("SVB") (the "Prior Credit Agreement"), which had outstanding borrowings and letters of credit totaling $17.9 million and $2.9 million, respectively, and an average interest rate of 4.67%. GENBAND had entered into the Prior Credit Agreement with SVB effective July 1, 2016, with two of its operating subsidiaries as borrowers and GENBAND as the guarantor. The Prior Credit Agreement had a maturity date of July 1, 2019 and provided for revolving loans, including letters of credit and swingline loans, not to exceed $50 million in total, with potential further increases of $75 million available for a total revolving line of credit of up to $125 million. The Prior Credit Agreement was superseded by a Senior Secured Credit Facilities Credit Agreement, as amended, which was entered into on December 21, 2017 and is discussed below.

Senior Secured Credit Facility

On December 21, 2017, the Company entered into a Senior Secured Credit Facilities Credit Agreement (as amended, the “Credit Facility”), by and among the Company, as a guarantor, Sonus Networks, Inc., as the borrower (“Borrower”), SVB, as administrative agent (in such capacity, the “Administrative Agent”), issuing lender, swingline lender and lead arranger and the lenders party thereto (each referred to individually as a “Lender”, and collectively, the “Lenders”), which refinanced the Prior Credit Agreement. The Credit Facility includes $100 million of commitments, the full amount of which is available for revolving loans, a $15 million sublimit that is available for letters of credit and a $15 million sublimit that is available for swingline loans. The Credit Facility is scheduled to mature in December 2021, subject to a springing maturity if, on or before July 14, 2020, the existing Promissory Note issued to certain shareholders is not converted or extended to March 2022 or later. The Credit Facility includes procedures for additional financial institutions to become lenders or for any existing lender to increase its commitment under the facility, subject to an available increase of $50 million for all incremental commitments under the Credit Facility. On June 24, 2018, the Company amended the Credit Facility to, among other things, permit the Edgewater Acquisition and related transactions.

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

The Credit Facility requires periodic interest payments on any outstanding borrowings under the facility. The Borrower may prepay all revolving loans under the Credit Facility at any time without premium or penalty (other than customary LIBOR breakage costs), subject to certain notice requirements.

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

RIBBON COMMUNICATIONS INC.
Notes to Condensed Consolidated Financial Statements (Continued)
(unaudited)

The Credit Facility requires compliance with financial covenants of a minimum consolidated quick ratio, minimum consolidated interest coverage ratio and maximum consolidated leverage ratio, all of which are defined in the Credit Facility and tested on a quarterly basis. In addition, the Credit Facility contains various covenants that, among other restrictions, limit the Company’s and its subsidiaries’ ability to enter into certain types of transactions, including, but not limited to: incurring or assuming indebtedness, making acquisitions or engaging in mergers, making investments, repurchasing equity and paying dividends, selling or otherwise transferring assets, changing the nature of its business and amending or making prepayments on certain junior debt. The Company was in compliance with all covenants of the Credit Facility as of September 30, 2018 and December 31, 2017.

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

At September 30, 2018, the Company had an outstanding debt balance of $58.0 million at an average interest rate of 5.26% and $2.6 million of outstanding letters of credit at an average interest rate of 1.75% under the Credit Facility. At December 31, 2017, the Company had an outstanding debt balance of $20.0 million at an interest rate of 4.51% and $2.9 million of outstanding letters of credit at an average interest rate of 2.00% under the Credit Facility.

Promissory Note

In connection with the Merger, on October 27, 2017, the Company issued the Promissory Note for $22.5 million to certain of GENBAND's equity holders. The Promissory Note does not amortize, and the principal thereon is payable in full on the third anniversary of its execution. Interest on the Promissory Note is payable quarterly in arrears and accrued at a rate of 7.5% per year for the first six months after issuance, and thereafter at a rate of 10% per year. The failure to make any payment under the Promissory Note when due and, with respect to payment of any interest, the continuation of such failure for a period of thirty days thereafter, constitutes an event of default under the Promissory Note. If an event of default occurs under the Promissory Note, the payees may declare the entire balance of the Promissory Note due and payable (including principal and accrued and unpaid interest) within five business days of the payees' notification to the Company of such acceleration. Interest that is not paid on the interest payment date will increase the principal amount of the Promissory Note. At September 30, 2018, the Promissory Note balance was $23.5 million, comprised of $22.5 million of principal plus $1.0 million of interest converted to principal.

(10) REVENUE RECOGNITION

In May 2014, the FASB issued ASU 2014-09, which, among other things, clarified the implementation of the new revenue guidance and delayed the adoption by one year, to January 1, 2018. The New Revenue Standard outlines a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance, including industry-specific guidance. The core principle of the revenue model is that an entity recognizes revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. In applying the revenue model to contracts within its scope, an entity identifies the contract(s) with a customer, identifies the performance obligations in the contract, determines the transaction price, allocates the transaction price to the performance obligations in the contract and recognizes revenue when (or as) the entity satisfies a performance obligation. Effective January 1, 2018, the Company adopted the New Revenue Standard using the modified retrospective option and identified the necessary changes to its policies,

RIBBON COMMUNICATIONS INC.
Notes to Condensed Consolidated Financial Statements (Continued)
(unaudited)

processes, systems and controls. Under the modified retrospective method, the Company is applying the New Revenue Standard to all contracts not yet completed as of January 1, 2018, recognizing in beginning Accumulated deficit an adjustment for the cumulative effect of the change and providing additional disclosures comparing results to those as if the Company was still following the previous accounting standards. Under ASC 605, the Company concluded it did not have vendor-specific objective evidence ("VSOE") for certain elements in software bundled arrangements, which resulted in revenue being recognized ratably over the longest performance period. The majority of the transition adjustment related to these arrangements. In connection with the adoption of ASC 606, as of January 1, 2018, the Company recorded an adjustment to decrease Accumulated deficit by approximately $12 million and capitalized certain commission costs resulting directly from securing contracts which were previously expensed.

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

Disaggregation of Revenue

The Company disaggregates its revenue from contracts with customers based on the nature of the products and services and the geographic regions in which each customer is domiciled. The Company's revenue for the three and nine months ended September 30, 2018 and 2017 was disaggregated as follows:

Three months ended September 30, 2018	Product revenue	Service revenue (maintenance)	Service revenue (professional services)	Total revenue
United States	$49,699	$34,065	$9,040	$92,804
Europe, Middle East and Africa	10,380	11,504	2,169	24,053
Japan	3,588	2,882	503	6,973
Other Asia Pacific	6,959	3,551	906	11,416
Other	6,657	8,154	2,411	17,222
	$77,283	$60,156	$15,029	$152,468

RIBBON COMMUNICATIONS INC.
Notes to Condensed Consolidated Financial Statements (Continued)
(unaudited)

Three months ended September 30, 2017	Product revenue	Service revenue (maintenance)	Service revenue (professional services)	Total revenue
United States	$35,126	$16,745	$4,263	$56,134
Europe, Middle East and Africa	3,072	2,960	272	6,304
Japan	3,376	2,489	1,552	7,417
Other Asia Pacific	1,771	992	47	2,810
Other	775	1,070	119	1,964
	$44,120	$24,256	$6,253	$74,629

Nine months ended September 30, 2018	Product revenue	Service revenue (maintenance)	Service revenue (professional services)	Total revenue
United States	$109,977	$98,354	$25,535	$233,866
Europe, Middle East and Africa	29,807	35,550	8,157	73,514
Japan	16,128	8,431	2,296	26,855
Other Asia Pacific	21,970	8,905	3,185	34,060
Other	14,055	23,049	5,610	42,714
	$191,937	$174,289	$44,783	$411,009

Nine months ended September 30, 2017	Product revenue	Service revenue (maintenance)	Service revenue (professional services)	Total revenue
United States	$72,123	$48,502	$10,116	$130,741
Europe, Middle East and Africa	10,295	8,006	1,456	19,757
Japan	8,569	7,536	3,768	19,873
Other Asia Pacific	4,180	2,920	383	7,483
Other	3,138	2,234	504	5,876
	$98,305	$69,198	$16,227	$183,730

International revenue, both as a percentage of total revenue and absolute dollars, may vary from one period to the next, and accordingly, historical data may not be indicative of future periods.

The Company's product revenue from its direct sales program and from indirect sales through its channel partner program for the three and nine months ended September 30, 2018 and 2017 was as follows (in thousands):

	Three months ended		Nine months ended
	September 30, 2018	September 30, 2017	September 30, 2018	September 30, 2017
Indirect sales through channel program	$26,309	$10,704	$42,151	$28,063
Direct sales	50,974	33,416	149,786	70,242
	$77,283	$44,120	$191,937	$98,305

The Company's product revenue from sales to enterprise customers and from sales to service provider customers for the three and nine months ended September 30, 2018 and 2017 was as follows (in thousands):

RIBBON COMMUNICATIONS INC.
Notes to Condensed Consolidated Financial Statements (Continued)
(unaudited)

	Three months ended		Nine months ended
	September 30, 2018	September 30, 2017	September 30, 2018	September 30, 2017
Sales to enterprise customers	$23,581	$9,602	$37,534	$23,903
Sales to service provider customers	53,702	34,518	154,403	74,402
	$77,283	$44,120	$191,937	$98,305

Revenue Contract Balances

The timing of revenue recognition, billings and cash collections results in billed accounts receivable, unbilled receivables (contract assets) and customer advances and deposits (contract liabilities) in the Company's condensed consolidated balance sheets. Amounts are billed as work progresses in accordance with agreed-upon contractual terms, either at periodic intervals or upon achievement of contractual milestones. Billing may occur subsequent to revenue recognition, resulting in contract assets. The Company may receive advances or deposits from its customers before revenue is recognized, resulting in contract liabilities which are classified as deferred revenue. These assets and liabilities are reported in the Company's condensed consolidated balance sheets on a contract-by-contract basis as of the end of each reporting period. Deposits are liquidated when revenue is recognized. Changes in the contract asset and liability balances during the nine-month period ended September 30, 2018 were not materially impacted by any other factors. Nearly all of the Company's deferred revenue balance is related to services revenue, primarily customer support contracts. Unbilled receivables stem primarily from engagements where services have been performed; however, billing cannot occur until services are completed.

In some arrangements, the Company allows customers to pay for term-based software licenses and products over the term of the software license. The Company also sells SaaS-based software under subscription arrangements, with payment terms over the term of the SaaS agreement. Amounts recognized as revenue in excess of amounts billed are recorded as unbilled receivables. Unbilled receivables that are anticipated to be invoiced in the next twelve months are included in Accounts receivable on the Company's condensed consolidated balance sheets. The changes in the Company's accounts receivable, unbilled receivables and deferred revenue balances for the nine months ended September 30, 2018 were as follows (in thousands):

	Accounts receivable	Unbilled accounts receivable	Deferred revenue (current)	Deferred revenue (long-term)
Balance at January 1, 2018	$149,122	$16,034	$100,571	$14,184
Increase (decrease), net	(13,317)	(1,162)	(18,082)	1,801
Balance at September 30, 2018	$135,805	$14,872	$82,489	$15,985

The decrease in accounts receivable was primarily the result of lower billings in the current year period compared with the Company's typically higher billings at year-end. The decrease in deferred revenue was primarily due to the ratable amortization of annual customer support renewals. The Company recognized $18.4 million and $79.1 million, respectively, of revenue in the three and nine months ended September 30, 2018 that was recorded as deferred revenue at December 31, 2017. Of the Company's deferred revenue reported as long-term in its condensed consolidated balance sheet at September 30, 2018, the Company expects that approximately $3 million will be recognized as revenue in 2019, approximately $9 million will be recognized as revenue in 2020 and approximately $4 million will be recognized as revenue in 2021 and beyond.

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

RIBBON COMMUNICATIONS INC.
Notes to Condensed Consolidated Financial Statements (Continued)
(unaudited)

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

The Company recorded a net reduction to Accumulated deficit of approximately $12 million at January 1, 2018 due to the cumulative impact of adopting ASC 606, primarily related to software orders with non-VSOE services revenue. Had the Company continued to recognize revenue under ASC 605, the Company would have recognized approximately $8 million and approximately $9 million less revenue in the three and nine months ended September 30, 2018, respectively. Incremental costs that would have been recognized had the Company continued to recognize revenue under ASC 605 would not have been material to the Company's consolidated results of operations.

The Company's typical performance obligations include the following:

Performance Obligation	When Performance Obligation is Typically Satisfied	When Payment is Typically Due
Software and Product Revenue
Software licenses (perpetual or term)	Upon transfer of control; typically, when made available for download (point in time)	Within 30 days of invoicing except for term licenses which may be paid for over time

Software licenses (subscription)	Upon activation of hosted site (over time)	Within 30 days of invoicing

Hardware	When control of the appliances passes to the customer; typically, upon delivery (point in time)	Generally, within 30 days of invoicing

Software upgrades	Upon transfer of control; typically, when made available for download (point in time)	Generally, within 30 days of invoicing

Customer Support Revenue
Customer support	Ratably over the course of the support contract (over time)	At the beginning of the contract period

Professional Services
Other professional services (excluding education services)	As work is performed (over time)	Within 30 days of invoicing (upon completion of services)

Training	When the class is taught (point in time)	Within 30 days of services being performed

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

RIBBON COMMUNICATIONS INC.
Notes to Condensed Consolidated Financial Statements (Continued)
(unaudited)

officers of the Company), consultants and advisors of the Company and its subsidiaries.

2002 Stock Option Plan

In connection with the Edgewater Acquisition, the Company assumed Edgewater's Amended and Restated 2002 Stock Option Plan (the "Edgewater Plan") to the extent of the shares underlying the options outstanding under the Edgewater Plan as of the Edgewater Acquisition Date (the "Edgewater Options"). The Edgewater Options were converted to like Ribbon stock options (the "Ribbon Replacement Options") using a conversion factor of 0.17, which was calculated based on the acquisition consideration of $1.20 per share of Edgewater common stock divided by the weighted average of the closing price of Ribbon common stock for the ten consecutive days, ending with the trading day that preceded the Edgewater Acquisition Date. This conversion factor was also used to convert the exercise prices of Edgewater Options to Ribbon Replacement Option exercise prices. The Ribbon Replacement Options will vest under the same schedules as the respective Edgewater Options.

The fair values of the Edgewater Options assumed were estimated using a Black-Scholes option pricing model. The Company recorded $0.7 million as additional purchase consideration for the fair value of the assumed Edgewater Options. The fair value of the Ribbon Replacement Options attributable to future service totaled $1.0 million, which will be recognized over a weighted average period of approximately two years.

Executive Equity Arrangements - PSUs

In addition to granting RSAs and RSUs to its executives and certain of its employees, the Company also grants PSUs to certain of its executives.

In May 2018, the Company granted its President and Chief Executive Officer Franklin (Fritz) Hobbs ("Mr. Hobbs"), 195,000 PSUs with both performance and service conditions (the "Hobbs PSUs"). Of the 195,000 Hobbs PSUs, one-half will vest based on the achievement of two separate metrics related to the Company's 2018 financial performance (the "Hobbs Performance Conditions"). The Company's achievement of the Hobbs Performance Conditions (and the shares of Company common stock to vest as a result thereof) will be measured on a linear sliding scale in relation to specific threshold, target and stretch performance conditions. The number of shares of common stock to be received upon vesting of the Hobbs PSUs will in no event exceed 150% of the Hobbs PSUs. The Company is recording stock-based compensation expense for the Hobbs PSUs based on its assessment of the probability that each performance condition will be achieved and the level, if any, of such achievement. Upon the determination by the Compensation Committee of the Board of Directors (the "Compensation Committee") of the number of shares that will be received upon vesting of the Hobbs PSUs, such number of shares will become fixed and the unamortized expense recorded through the remainder of the service period that ends December 31, 2020. The Company recorded stock-based compensation expense approximating $154,000 in the three months ended September 30, 2018 and $194,000 in the nine months ended September 30, 2018 in connection with the Hobbs PSUs.

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

The PSUs that included a market condition required the use of a Monte Carlo simulation approach to model future stock price movements based upon the risk-free rate of return, the date of return, the volatility of each entity and the pair-wise covariance between each entity. These results were then used to calculate the grant date fair values of the respective PSUs. The Company is required to record expense for the PSUs with market conditions through their respective final vesting dates, regardless of the number of shares that are ultimately earned.

On March 31, 2017, the Company granted an aggregate of 165,000 PSUs with both market and service conditions to five of its executives (the "2017 PSUs"). In March 2018, the Compensation Committee determined that the performance metrics for the 2017 PSUs for the 2017 Performance Period had been achieved at the 130% level and accordingly, 33,584 shares in the

RIBBON COMMUNICATIONS INC.
Notes to Condensed Consolidated Financial Statements (Continued)
(unaudited)

aggregate were released to the three executives holding such outstanding grants, comprised of 25,834 shares, representing the 100% achievement target, granted on March 31, 2017 and 7,750 shares, representing the 30% achievement over target, granted on March 31, 2018. The grant of the additional shares and the release of the earned shares, both of which occurred on March 31, 2018, are included in the PSU table below.

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

Stock Options

The activity related to the Company's outstanding stock options for the nine months ended September 30, 2018 was as follows:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value (in thousands)
Outstanding at January 1, 2018	435,187	$14.71
Granted	—	$—
Edgewater outstanding options converted to Ribbon options	312,452	$1.97
Exercised	(8,653)	$4.97
Forfeited	—	$—
Expired	(109,486)	$14.40
Outstanding at September 30, 2018	629,500	$8.57	6.12	$1,538
Vested or expected to vest at September 30, 2018	589,719	$9.01	5.96	$1,352
Exercisable at September 30, 2018	344,653	$14.01	4.41	$161

The Company did not grant any stock options in the nine months ended September 30, 2018. Additional information regarding the Company's stock options for the three and nine months ended September 30, 2018 was as follows:

	Three months ended	Nine months ended
	September 30, 2018	September 30, 2018
Total intrinsic value of stock options exercised (in thousands)	$13	$21
Cash received from the exercise of stock options (in thousands)	$33	$43

Restricted Stock Awards and Units

The activity related to the Company's RSAs for the nine months ended September 30, 2018 was as follows:

RIBBON COMMUNICATIONS INC.
Notes to Condensed Consolidated Financial Statements (Continued)
(unaudited)

	Shares	Weighted Average Grant Date Fair Value
Unvested balance at January 1, 2018	1,696,582	$7.68
Granted	1,123,956	$6.90
Vested	(752,085)	$8.46
Forfeited	(270,075)	$7.36
Unvested balance at September 30, 2018	1,798,378	$6.91

The activity related to the Company's RSUs for the nine months ended September 30, 2018 was as follows:

	Shares	Weighted Average Grant Date Fair Value
Unvested balance at January 1, 2018	17,932	$6.99
Granted	899,500	$6.27
Vested	(17,110)	$7.00
Forfeited	(41,822)	$6.72
Unvested balance at September 30, 2018	858,500	$6.25

The total fair value of shares of restricted stock granted under RSAs and RSUs that vested during the nine months ended September 30, 2018 was $6.5 million.

Performance-Based Stock Units

The activity related to the Company's PSUs for the nine months ended September 30, 2018 was as follows:

	Shares	Weighted Average Grant Date Fair Value
Unvested balance at January 1, 2018	60,834	$9.65
Granted	207,350	$5.78
Vested	(57,768)	$9.90
Forfeited	—	$—
Unvested at September 30, 2018	210,416	$5.77

The total fair value of shares of restricted stock granted under PSUs that vested during the nine months ended September 30, 2018 was $0.6 million.

Employee Stock Purchase Plan

The Company's Amended and Restated 2000 Employee Stock Purchase Plan ("ESPP") is designed to provide eligible employees of the Company and its participating subsidiaries an opportunity to purchase common stock of the Company through accumulated payroll deductions. The ESPP provides for six-month offering periods with the purchase price of the stock equal to 85% of the lesser of the market price on the first or last day of the offering period. The maximum number of shares of common stock an employee may purchase during each offering period is 500, subject to certain adjustments pursuant to the ESPP.

In May 2017, the Compensation Committee determined to suspend all offering periods under the ESPP effective September 1, 2017 and until such time after the closing of the then-pending merger with GENBAND as the Compensation Committee

RIBBON COMMUNICATIONS INC.
Notes to Condensed Consolidated Financial Statements (Continued)
(unaudited)

determines is best in its sole discretion. In September 2018, at the recommendation of the Compensation Committee, the Board determined to re-instate all offering periods under the ESPP, effective December 1, 2018.

Stock-Based Compensation

The condensed consolidated statements of operations include stock-based compensation for the three and nine months ended September 30, 2018 and 2017 as follows (in thousands):

	Three months ended		Nine months ended
	September 30, 2018	September 30, 2017	September 30, 2018	September 30, 2017
Product cost of revenue	$21	$75	$91	$261
Service cost of revenue	65	199	264	777
Research and development	313	1,095	1,364	3,650
Sales and marketing	585	871	1,944	1,690
General and administrative	1,532	1,647	3,758	5,009
	$2,516	$3,887	$7,421	$11,387

There is no income tax benefit for employee stock-based compensation expense for the nine months ended September 30, 2018 or September 30, 2017 due to the valuation allowance recorded.

At September 30, 2018, there was $12.6 million, net of expected forfeitures, of unrecognized stock-based compensation expense related to unvested stock options, awards and units. This expense is expected to be recognized over a weighted average period of approximately two years.

(12) MAJOR CUSTOMERS

The following customers contributed 10% or more of the Company's revenue in the three and nine months ended September 30, 2018 and 2017:

	Three months ended		Nine months ended
	September 30, 2018	September 30, 2017	September 30, 2018	September 30, 2017
Verizon Communications Inc.	13%	16%	15%	15%
AT&T Inc.	12%	11%	10%	10%

There were no other customers that contributed 10% or more of the Company's revenue in the three or nine months ended September 30, 2018 or 2017.

At September 30, 2018, two customers accounted for 10% or more of the Company's accounts receivable balance, representing approximately 25% in the aggregate of the Company's total accounts receivable. At December 31, 2017, two customers accounted for 10% or more of the Company's accounts receivable balance, representing approximately 31% in the aggregate of total accounts receivable. The Company performs ongoing credit evaluations of its customers and generally does not require collateral on accounts receivable. The Company maintains an allowance for doubtful accounts and such losses have been within management's expectations.

(13) RELATED PARTY TRANSACTIONS

As a portion of the consideration for the Merger, on October 27, 2017, the Company issued a Promissory Note for $22.5 million to certain of GENBAND's equity holders who, following the Merger, owned greater than five percent of the Company's outstanding shares. As described in Note 9 above, the Promissory Note does not amortize, and the principal thereon is payable in full on the third anniversary of its execution. Interest on the Promissory Note is payable quarterly in arrears and accrued at a rate of 7.5% per year for the first six months after issuance, and thereafter at a rate of 10% per year. Of the unpaid interest on

RIBBON COMMUNICATIONS INC.
Notes to Condensed Consolidated Financial Statements (Continued)
(unaudited)

the Promissory Note at September 30, 2018, $1.0 million was converted to principal and included as a component of Long-term debt, related party, and $0.4 million was included as a component of Accrued expenses and other in the Company's condensed consolidated balance sheets. The failure to make any payment under the Promissory Note when due and, with respect to payment of any interest, the continuation of such failure for a period of thirty days thereafter, constitutes an event of default under the Promissory Note. If an event of default occurs under the Promissory Note, the payees may declare the entire balance of the promissory note due and payable (including principal and accrued and unpaid interest) within five business days of the payees' notification to the Company of such acceleration.

(14) INCOME TAXES

The Company's income tax provisions for the nine months ended September 30, 2018 and 2017 reflect the Company's estimates of the effective rates expected to be applicable for the respective full years, adjusted for any discrete events, which are recorded in the period that they occur. These estimates are reevaluated each quarter based on the Company's estimated tax expense for the full year. The estimated effective rates for the nine months ended September 30, 2018 and 2017 do not include any benefit for the Company's domestic or Ireland losses, as the Company has concluded that a valuation allowance on any domestic or Ireland benefit is required.

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

The impact of certain effects of the Tax Act was provisionally recognized in the period in which the new legislation was enacted per guidance in Staff Accounting Bulletin 118, which allows for a measurement period to complete the accounting for certain elements of the tax reform. The Company has previously provided for a provisional impact related to remeasured deferred tax assets based on the new federal income tax rate of 21%. The Company has also previously provided for the provisional impact related to the Tax Act's change to the federal NOL and AMT carryovers. The total estimated impact of $4.8 million was reflected in the Company's net loss and increased the tax benefit for the year ended December 31, 2017. During the nine months ended September 30, 2018, the Company recorded an adjustment that reduced the benefit of the provisional impact relating to the change in its deferred tax assets by $0.2 million as a result of the new federal tax rate of 21%. The Company will continue to refine its calculations as additional analysis is completed and expects to complete the accounting for the impact of the Tax Act within the measurement period. The Company cannot currently predict with certainty how the Tax Act will affect its financial position or results of operations.

(15) COMMITMENTS AND CONTINGENCIES

The Company fully cooperated with an SEC inquiry regarding the development and issuance of Sonus’ first quarter 2015 revenue and earnings guidance. The Company and the SEC reached an agreement to resolve this matter and on August 7, 2018, the SEC issued a Cease and Desist Order (the "Order"). As part of the Order, the findings of which the Company neither admitted to nor denied, the Company agreed to pay a $1.9 million civil penalty and agreed not to violate the securities laws in the future. The Company recorded $1.9 million in the year ended December 31, 2017 for potential fines in connection with this investigation and has paid such amount to the SEC.

RIBBON COMMUNICATIONS INC.
Notes to Condensed Consolidated Financial Statements (Continued)
(unaudited)

The Company is involved in five lawsuits with Metaswitch Networks Ltd., Metaswitch Networks Corp. and Metaswitch Inc. (collectively, “Metaswitch”). In all five of the lawsuits, the Company is the plaintiff and, in three of the lawsuits, the Company is also a counterclaim defendant. On January 21, 2014, GENBAND and the Company’s indirectly-owned subsidiary, GENBAND US LLC, filed a complaint in the Eastern District of Texas, Marshall Division, alleging that Metaswitch infringed certain patents owned by GENBAND. Following unsuccessful mediation, a trial took place and on January 15, 2016, and the jury awarded approximately $8.2 million in past royalty damages to GENBAND, which neither GENBAND nor the Company has recorded. On September 29, 2016, the district court confirmed the jury verdict following motions from both parties. On March 22, 2018, the district court entered final judgment awarding GENBAND $8.9 million in royalties for damages through January 15, 2016 at rates set by the district court, excluding pre and post-judgment interest and costs. On April 10, 2018, the clerk of the court set the awarded costs at $0.4 million. On April 19, 2018, Metaswitch filed a notice of appeal on the judgment with United States Court of Appeals for the Federal Circuit, and filed its appeal brief on July 6, 2018.

On April 18, 2018, Sonus filed a complaint in the Eastern District of Texas, Marshall Division, alleging that Metaswitch is continuing to infringe the patents from the first lawsuit above through sales of Metaswitch's allegedly "redesigned" products. This suit seeks a finding that Metaswitch's infringement is willful. This suit also alleges false advertising and seeks damages resulting from allegedly false and misleading statements Metaswitch made regarding the first lawsuit. The district court has set trial for September 9, 2019.

Through Sonus and GENBAND US LLC, the Company is involved as plaintiff and counterclaim defendant in a lawsuit with Metaswitch regarding claims that Metaswitch misappropriated trade secrets of GENBAND. This case is pending in state court in Dallas County, Texas, and stems from claims originally brought in a patent lawsuit between GENBAND and Metaswitch. The state court action was filed on March 28, 2017. Metaswitch filed its answer on April 21, 2017, in which it asserted counterclaims against GENBAND. On July 11, 2018, Metaswitch filed its fifth amended answer and counterclaims against GENBAND. The Texas state court has set a special setting for a trial for this case on April 22, 2019.

Through Sonus, the Company is also involved as plaintiff and counterclaim defendant in two patent infringement lawsuits with Metaswitch asserting the infringement of a total of ten patents that came into the Company from Sonus. Sonus filed these two lawsuits in the Eastern District of Texas, Marshall Division, on March 8, 2018. Metaswitch filed its answers on May 15, 2018, in which it asserted counterclaims against Sonus, including alleged infringement by the Company and Sonus of a total of ten patents. The district court has set trials for these cases to occur on February 18, 2020 and June 15, 2020.

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

We completed our Merger with GENBAND in October 2017. As a result of the Merger, we believe we are better positioned to enable network transformations to IP and to cloud-based networks for service providers and enterprise customers worldwide, with a broader and deeper sales footprint, increased ability to invest in growth, more efficient and effective research and development, and a comprehensive RTC product offering.

Business Acquisitions

Edgewater Networks, Inc.

On August 3, 2018 (the "Edgewater Acquisition Date"), we completed our acquisition of Edgewater Networks, Inc. ("Edgewater"), a private company headquartered in San Jose, California (the "Edgewater Acquisition"). Edgewater is a market leader in Network Edge Orchestration for the small and medium enterprise ("SME") and UC market. We believe that the acquisition of Edgewater will allow us to offer our global customer base a complete core-to-edge product portfolio, end-to-end service assurance and analytics solutions, and a fully integrated software-defined wide-area network ("SD-WAN") service.

As consideration for the Edgewater Acquisition, we paid, in the aggregate, approximately $46 million of cash, net of cash acquired, and issued 4.2 million shares of Ribbon common stock to Edgewater's selling shareholders and holders of vested in-the-money options and warrants to acquire common stock of Edgewater (the "Edgewater Selling Stakeholders") on the Edgewater Acquisition Date. The cash payment was funded through our existing credit facility. We have agreed to pay the Edgewater Selling Stakeholders an additional $30 million of cash, $15 million of which is to be paid six months from the Edgewater Acquisition Date and the other $15 million of which is to be paid as early as nine months from the Edgewater Acquisition Date and no later than 18 months from the Edgewater Acquisition Date (the exact timing of which will depend on the amount of revenue generated from the sales of Edgewater products in 2018).

The Edgewater Acquisition has been accounted for as a business combination and the financial results of Edgewater have been included in our consolidated financial statements for the period subsequent to the Edgewater Acquisition Date.

GENBAND

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

On November 28, 2017, the Company changed its name to "Ribbon Communications Inc."

Financial Overview

Financial Results

We reported a loss from operations of approximately $8 million for the three months ended September 30, 2018 and earnings from operations of approximately $4 million for the three months ended September 30, 2017. We reported losses from operations of approximately $67 million for the nine months ended September 30, 2018 and $20 million for the nine months ended September 30, 2017.

Our revenue was approximately $152 million in the three months ended September 30, 2018 and $75 million in the three months ended September 30, 2017. Our revenue was approximately $411 million in the nine months ended September 30, 2018 and $184 million in the nine months ended September 30, 2017.

Our gross profit was approximately $82 million in the three months ended September 30, 2018 and $55 million in the three months ended September 30, 2017. Our gross profit was approximately $213 million in the nine months ended September 30, 2018 and $125 million in the nine months ended September 30, 2017. Our gross profit as a percentage of revenue ("total gross margin") was approximately 54% in the three months ended September 30, 2018 and 73% in the three months ended September 30, 2017. Our total gross margin was approximately 52% in the nine months ended September 30, 2018 and 68% in the nine months ended September 30, 2017.

Our operating expenses were approximately $90 million in the three months ended September 30, 2018 and $51 million in the three months ended September 30, 2017. Our operating expenses were approximately $279 million in the nine months ended September 30, 2018 and $144 million in the nine months ended September 30, 2017. Operating expenses for the three months ended September 30, 2018 included approximately $6 million of acquisition- and integration-related expense and approximately $2 million of restructuring expense. Operating expenses for the nine months ended September 30, 2018 included approximately $14 million of acquisition- and integration related expense and $15 million of restructuring expense. Operating expenses for the three months ended September 30, 2017 included acquisition- and integration-related expense of less than $2 million. Operating expenses for the nine months ended September 30, 2017 included approximately $6 million of acquisition-related expense and $1 million of restructuring expense.

We recorded stock-based compensation expense of approximately $3 million in the three months ended September 30, 2018 and $4 million in the three months ended September 30, 2017. We recorded stock-based compensation expense of approximately $7 million in the nine months ended September 30, 2018 and $11 million in the nine months ended September 30, 2017. These amounts are included as components of both Cost of revenue and Operating expenses in our condensed consolidated statements of operations.

See "Results of Operations" in this Management's Discussion and Analysis of Financial Condition and Results of Operations ("MD&A") for a discussion of the changes in our revenue and expenses for the three and nine months ended September 30, 2018 and 2017.

Restructuring and Cost Reduction Initiatives

In connection with the Merger, we implemented a restructuring plan in the fourth quarter of 2017 to eliminate certain redundant positions and facilities within the combined companies (the "Merger Restructuring Initiative"). Accordingly, we recorded approximately $9 million of restructuring expense in the fourth quarter of 2017 related to the Merger Restructuring Initiative. We recorded approximately $14 million of restructuring expense in the nine months ended September 30, 2018, comprised of approximately $2 million in the three months ended September 30, 2018, $5 million in the three months ended June 30, 2018 and $7 million in the three months ended March 31, 2018. The amounts recorded in both the three and nine months ended September 30, 2018 were primarily for severance and related costs. We believe that the payments related to the amount accrued at September 30, 2018 will be completed in 2018. We anticipate that we will record approximately $1 million of restructuring expense in connection with the Merger Restructuring Initiative in the fourth quarter of 2018. We believe that the payments related to this expected additional future expense will be completed by early 2019.

We assumed GENBAND's restructuring liability aggregating approximately $4 million at the Merger Date (the "GENBAND Restructuring Initiative"), primarily related to headcount reductions. We recorded approximately $1 million of expense in both the three and nine months ended September 30, 2018 for changes in estimated costs previously accrued. These adjustments were equally related to personnel and facilities costs. We do not expect to record additional expense in connection with this initiative except for adjustments for changes in estimated costs. We expect that the payments related to this assumed liability will be completed by the end of 2018.

In connection with the 2016 acquisition of Taqua, LLC ("Taqua"), we implemented a restructuring plan in the third quarter of 2016 to eliminate certain redundant positions within the then-combined companies. On October 24, 2016, the Audit Committee of our Board (the "Audit Committee") approved a broader Taqua restructuring plan related to headcount and redundant facilities (collectively, the "Taqua Restructuring Initiative"). In connection with this initiative, we recorded approximately $2 million of restructuring expense in the aggregate, including nominal expense recorded in the three months ended June 30, 2018 and less than $1 million in the nine months ended September 30, 2017, for severance and related costs and estimated costs related to the elimination of redundant facilities, including adjustments recorded for changes in cost estimates for the planned restructuring activities. The actions under the Taqua Restructuring Initiative have been implemented and accordingly, we do not expect to record additional expense in connection with this initiative. The amounts accrued for severance and related costs were fully paid by the end of the third quarter of 2017. We expect that the amounts accrued for facilities costs will be paid by the end of 2018.

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

Our professional services include consulting, technical support, resident engineer services, design services and installation services. Because control transfers over time, revenue is recognized based on progress toward completion of the performance obligation. The method to measure progress toward completion requires judgment and is based on the nature of the products or services to be provided. We generally use the input method to measure progress for our contracts because we believe it best depicts the transfer of assets to the customer which occurs as we incur costs for the contracts. Under the cost-to-cost measure of progress, the progress toward completion is measured based on the ratio of costs incurred to date to the total estimated costs at completion of the performance obligation. When the measure of progress is based upon expended labor, progress toward completion is measured as the ratio of labor time expended to date versus the total estimated labor time required to complete the performance obligation. Revenue is recorded proportionally as costs are incurred or as labor is expended. Costs to fulfill these obligations include internal labor as well as subcontractor costs.

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

Goodwill. Goodwill is not amortized, but instead is tested for impairment at least annually or if indicators of potential impairment exist. Our annual testing for impairment of goodwill is completed as of November 30. We operate as a single operating segment with one reporting unit and consequently evaluate goodwill for impairment based on an evaluation of the fair value of our company as a whole. We performed our step one assessments for 2017, 2016 and 2015 and determined that our market capitalization was significantly in excess of our carrying value. Subsequent to December 31, 2017, and as of March 31, 2018, our market capitalization had declined to a value less than our book value. However, as of the end of our second and third quarters of 2018, our market capitalization was in excess of our carrying value. We will continue to monitor our market capitalization and assess the recoverability of our goodwill as facts and circumstances warrant.

For a further discussion of our other critical accounting policies and estimates, please refer to our Annual Report on Form 10-K for the fiscal year ended December 31, 2017. With the exception of our revenue recognition policy and the discussion of goodwill, both above, there were no significant changes to our critical accounting policies from December 31, 2017 through September 30, 2018.

Results of Operations

Three and nine months ended September 30, 2018 and 2017

Revenue. Revenue for the three and nine months ended September 30, 2018 and 2017 was as follows (in millions, except percentages):

	Three months ended		Increase from prior year
	September 30, 2018	September 30, 2017	$	%
Product	$77.3	$44.1	$33.2	75.2%
Service	75.2	30.5	44.7	146.4%
Total revenue	$152.5	$74.6	$77.9	104.3%

	Nine months ended		Increase from prior year
	September 30, 2018	September 30, 2017	$	%
Product	$191.9	$98.3	$93.6	95.2%
Service	219.1	85.4	133.7	156.4%
Total revenue	$411.0	$183.7	$227.3	123.7%

Product revenue is comprised of sales of our network transformation, security and applications solutions.

The increase in product revenue in the three months ended September 30, 2018 compared with the three months ended September 30, 2017 was primarily the result of the inclusion of GENBAND's and Edgewater's product revenue in the three months ended September 30, 2018, coupled with approximately $5 million of higher revenue from sales of certain of our SBC/GSX 9000-related products and our SGX/Signaling products. These increases were partially offset by approximately $8 million of lower sales of certain of our SBC products, primarily our SBC 5000, SBC 7000 and SBC Swe products.

The increase in product revenue in the nine months ended September 30, 2018 compared with the nine months ended September 30, 2017 was primarily the result of the inclusion of GENBAND's and Edgewater's product revenue in the nine months ended September 30, 2018.

Approximately 34% of our product revenue in the three months ended September 30, 2018 was from indirect sales through our channel partner program, compared with approximately 24% in the three months ended September 30, 2017. Approximately 22% of our product revenue in the nine months ended September 30, 2018 was from indirect sales through our channel partner program, compared with approximately 29% in the nine months ended September 30, 2017. The increase in the percentage of product revenue from indirect sales through our channel partner program in the three months ended September 30, 2018 compared to the three months ended September 30, 2017 was primarily attributable to the inclusion of Edgewater's revenue in our results since the Edgewater Acquisition Date.

Our product revenue from sales to enterprise customers was approximately 31% of our product revenue in the three months ended September 30, 2018, compared with approximately 22% in the three months ended September 30, 2017. Our product revenue from sales to enterprise customers was approximately 20% of our product revenue in the nine months ended September 30, 2018, compared with approximately 24% in the nine months ended September 30, 2017. These sales were made both through our direct sales team and indirect sales channel partners. The increase in the percentage of product revenue from sales to enterprise customers in the three months ended September 30, 2018 compared to the three months ended September 30, 2017 was primarily attributable to the inclusion of Edgewater's revenue in our results since the Edgewater Acquisition Date, coupled with improved demand for our enterprise products.

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

Service revenue for the three and nine months ended September 30, 2018 and 2017 was comprised of the following (in millions, except percentages):

	Three months ended		Increase from prior year
	September 30, 2018	September 30, 2017	$	%
Maintenance	$60.2	$24.3	$35.9	148.0%
Professional services	15.0	6.2	8.8	140.3%
	$75.2	$30.5	$44.7	146.4%

	Nine months ended		Increase from prior year
	September 30, 2018	September 30, 2017	$	%
Maintenance	$174.3	$69.2	$105.1	151.9%
Professional services	44.8	16.2	28.6	176.0%
	$219.1	$85.4	$133.7	156.4%

Our maintenance revenue increased in both the three and nine months ended September 30, 2018 compared with the three and nine months ended September 30, 2017, primarily due to the inclusion of GENBAND's maintenance revenue in the current year periods.

The increase in our professional services revenue in both the three and nine months ended September 30, 2018 compared with the three and nine months ended September 30, 2017 was primarily due to the inclusion of professional services revenue attributable to GENBAND in the current year periods.

The timing of the completion of customer projects, customer payments and maintenance contract renewals may cause our service revenue to fluctuate from one period to the next.

The following customers contributed 10% or more of our revenue in at least one of the three- or nine-month periods ended September 30, 2018 and 2017:

	Three months ended		Nine months ended
Customer	September 30, 2018	September 30, 2017	September 30, 2018	September 30, 2017
Verizon Communications Inc.	13%	16%	15%	15%
AT&T Inc.	12%	11%	10%	10%

Revenue earned from customers domiciled outside the United States was approximately 39% of revenue in the three months ended September 30, 2018 and approximately 25% of revenue in the three months ended September 30, 2017. Revenue earned from customers domiciled outside the United States was approximately 43% of revenue in the nine months ended September 30, 2018 and approximately 29% of revenue in the nine months ended September 30, 2017. Due to the timing of project completions, we expect that the domestic and international components as a percentage of revenue may fluctuate from quarter to quarter and year to year and accordingly, historical data may not be indicative of future periods.

Our deferred product revenue was approximately $10 million at September 30, 2018 and $22 million at December 31, 2017. Our deferred service revenue was approximately $88 million at September 30, 2018 and $93 million at December 31, 2017. Our deferred revenue balance may fluctuate because of the timing of revenue recognition, customer payments, maintenance contract renewals, contractual billing rights and maintenance revenue deferrals included in multiple element arrangements.

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

Overall, we expect that total revenue in 2018 will be significantly higher than our 2017 total revenue due to the inclusion of GENBAND for a full year in 2018 and the inclusion of Edgewater beginning August 3, 2018.

In connection with the purchase price allocation to record our acquisition of GENBAND, we were required to record at fair value the assumed deferred revenue, resulting in a reduction of approximately $50 million to the assumed deferred revenue and future recognizable revenue. We recognized approximately $4 million less revenue in the three months ended September 30, 2018 and $19 million less revenue in the nine months ended September 30, 2018 than GENBAND would have recognized in the same periods had the Merger not occurred. We expect to recognize approximately $3 million less revenue in the fourth quarter of 2018 than GENBAND would have recognized in the same period had the Merger not occurred. We expect that these purchase accounting-related reductions to future revenue will continue through 2020, primarily impacting future service revenue.

In May 2014, the FASB issued ASU 2014-09, which, among other things, clarified the implementation of the new revenue guidance and delayed the adoption by one year, to January 1, 2018. Had we continued to recognize revenue under ASC 605, we would have recognized approximately $8 million less revenue in the three months ended September 30, 2018 and approximately $9 million less revenue in the nine months ended September 30, 2018.

Cost of Revenue/Gross Margin. Our cost of revenue consists primarily of amounts paid to third-party manufacturers for purchased materials and services, royalties, manufacturing and professional services personnel and related costs, and provision for inventory obsolescence. Our cost of revenue and gross margins for the three and nine months ended September 30, 2018 and 2017 were as follows (in millions, except percentages):

	Three months ended		Increase from prior year
	September 30, 2018	September 30, 2017	$	%
Cost of revenue
Product	$38.9	$9.7	$29.2	300.6%
Service	31.3	10.4	20.9	202.1%
Total cost of revenue	$70.2	$20.1	$50.1	249.7%
Gross margin
Product	49.7%	78.0%
Service	58.3%	66.0%
Total gross margin	53.9%	73.1%

	Nine months ended		Increase from prior year
	September 30, 2018	September 30, 2017	$	%
Cost of revenue
Product	$102.2	$28.7	$73.5	255.4%
Service	96.2	30.3	65.9	217.7%
Total cost of revenue	$198.4	$59.0	$139.4	236.1%
Gross margin
Product	46.8%	70.8%
Service	56.1%	64.5%
Total gross margin	51.7%	67.9%

The decrease in product gross margin in the three months ended September 30, 2018 compared with the three months ended September 30, 2017 was equally attributable to product and customer mix and the inclusion of both GENBAND's and Edgewater's costs in the current year quarter, including higher amortization expense for intangible assets arising from these acquisitions.

The decrease in product gross margin in the nine months ended September 30, 2018 compared with the nine months ended September 30, 2017 was primarily attributable to the inclusion of both GENBAND's and Edgewater's costs in the current year period coupled with higher amortization expense for intangible assets arising from these acquisitions, which decreased our product gross margin by approximately fourteen percentage points, and product and customer mix, which decreased our product gross margin by approximately ten percentage points.

The decrease in service gross margin in the three months ended September 30, 2018 compared with the three months ended September 30, 2017 was primarily due to the inclusion of GENBAND's expenses in the current year quarter, which decreased our service gross margin by approximately six percentage points, and higher costs in connection with supporting our supply depots, which decreased our service gross margin by approximately two percentage points.

The decrease in service gross margin in the nine months ended September 30, 2018 compared with the nine months ended September 30, 2017 was primarily due to the inclusion of GENBAND's expenses in the current year period, which decreased our service gross margin by approximately seven percentage points, and higher costs in connection with supporting our supply depots, which decreased our service gross margin by approximately two percentage points.

Our service cost of revenue is relatively fixed in advance of any particular quarter and therefore, changes in service revenue will typically have a significant impact on service gross margin.

We believe that our total gross margin will decrease in 2018 compared with 2017 due primarily to the inclusion of amortization expense for acquired intangible assets arising from the GENBAND acquisition.

Research and Development Expenses. Research and development expenses consist primarily of salaries and related personnel expenses and prototype costs for the design, development, testing and enhancement of our products. Research and development expenses for the three and nine months ended September 30, 2018 and 2017 were as follows (in millions, except percentages):

			Increase from prior year
	September 30, 2018	September 30, 2017	$	%
Three months ended	$34.4	$20.8	$13.6	65.4%
Nine months ended	$109.1	$61.1	$48.0	78.6%

The increase in research and development expenses in the three months ended September 30, 2018 compared with the three months ended September 30, 2017 was attributable to approximately $6 million of higher employee-related expenses, approximately $3 million of higher infrastructure-related expenses (i.e., facilities and information technology services), approximately $1 million of higher product development expenses (i.e., third-party development, prototype and test equipment costs) and net increases in other research and development expenses aggregating approximately $4 million. These increases were primarily attributable to the inclusion of GENBAND's costs in the three months ended September 30, 2018.

The increase in research and development expense in the nine months ended September 30, 2018 compared with the nine months ended September 30, 2017 was attributable to approximately $23 million of higher employee-related expenses, approximately $11 million of higher product development expenses, approximately $11 million of higher infrastructure-related expenses and net increases in other research and development expenses aggregating approximately $3 million. These increases were primarily attributable to the inclusion of GENBAND's costs in the nine months ended September 30, 2018.

Some aspects of our research and development efforts require significant short-term expenditures, the timing of which may cause significant variability in our expenses. We believe that rapid technological innovation is critical to our long-term success, and we are tailoring our investments to meet the requirements of our customers and market. We believe that our research and development expenses will increase compared with 2017 levels due to the full year impact in 2018 of GENBAND's costs and to a lesser extent, the impact of Edgewater's costs for the period since the Edgewater Acquisition Date, partially offset by cost reductions resulting from our restructuring initiatives.

Sales and Marketing Expenses. Sales and marketing expenses primarily consist of salaries and related personnel costs, commissions, travel and entertainment expenses, promotions, customer trial and evaluations inventory and other marketing and sales support expenses. Sales and marketing expenses for the three and nine months ended September 30, 2018 and 2017 were as follows (in millions, except percentages):

			Increase from prior year
	September 30, 2018	September 30, 2017	$	%
Three months ended	$31.5	$17.5	$14.0	80.4%
Nine months ended	$94.2	$47.9	$46.3	96.8%

The increase in sales and marketing expenses in the three months ended September 30, 2018 compared with the three months ended September 30, 2017 was primarily attributable to approximately $10 million of higher employee-related expenses, approximately $2 million of higher infrastructure-related expenses and approximately $2 million of higher amortization expense in connection with our acquired intangible assets. These increases were primarily attributable to the inclusion of GENBAND's costs in the three months ended September 30, 2018.

The increase in sales and marketing expenses in the nine months ended September 30, 2018 compared with the nine months ended September 30, 2017 was primarily attributable to approximately $33 million of higher employee-related expenses, approximately $6 million of higher infrastructure-related expenses, approximately $6 million of higher amortization expense in connection with our acquired intangible assets and approximately $1 million of net increases in other sales and marketing expenses. These increases were primarily attributable to the inclusion of GENBAND's costs in the nine months ended September 30, 2018.

We believe that our sales and marketing expenses will increase in 2018 compared with 2017 levels due to the full year impact of the inclusion of GENBAND in 2018 and to a lesser extent, the impact of Edgewater's costs for the period since the Edgewater Acquisition Date, partially offset by reductions resulting from our recent restructuring initiatives.

General and Administrative Expenses. General and administrative expenses consist primarily of salaries and related personnel costs for executive and administrative personnel, recruiting expenses and audit, legal and other professional fees. General and administrative expenses for the three and nine months ended September 30, 2018 and 2017 were as follows (in millions, except percentages):

			Increase from prior year
	September 30, 2018	September 30, 2017	$	%
Three months ended	$15.9	$10.8	$5.1	47.2%
Nine months ended	$46.6	$28.0	$18.6	66.4%

The increase in general and administrative expenses in the three months ended September 30, 2018 compared with the three months ended September 30, 2017 was primarily attributable to approximately $5 million of higher professional fees (i.e., legal, audit and outside services), approximately $2 million of higher employee-related expenses and approximately $1 million of higher infrastructure-related expense. These increases were partially offset by the absence in the current year quarter of approximately $2 million of expense in the incurred three months ended September 30, 2017 for potential fines in connection with the then-ongoing SEC inquiry and approximately $1 million of net decreases in other general and administrative expenses. The increase in our professional fees included approximately $3 million of fees related to ongoing litigation with one of our competitors. These increases were primarily attributable to the inclusion of GENBAND's costs in the three months ended September 30, 2018.

The increase in general and administrative expenses in the nine months ended September 30, 2018 compared with the nine months ended September 30, 2017 was primarily attributable to approximately $10 million of higher professional fees, approximately $8 million of higher employee-related expenses and approximately $2 million of higher infrastructure-related expense. These increases were partially offset by net decreases in other general and administrative expenses aggregating approximately $1 million. The increase in our professional fees included approximately $6 million of fees related to ongoing litigation with one of our competitors. These increases were primarily attributable to the inclusion of GENBAND's costs in the nine months ended September 30, 2018.

We believe that our general and administrative expenses will increase in 2018 compared with 2017, primarily due to the full year impact of GENBAND's costs in 2018 and, to a lesser extent, the impact of Edgewater's costs for the period since the Edgewater Acquisition Date, partially offset by reductions in connection with our recent restructuring initiatives.

Acquisition- and Integration-Related Expenses. Acquisition- and integration-related expenses include expenses related to acquisitions that we would not have incurred otherwise. Acquisition-related expenses include professional and services fees, such as legal, audit, consulting, paying agent and other fees, and expenses related to cash payments to certain former executives of the acquired businesses in connection with their employment agreements. Integration-related expenses represent incremental costs related to combining companies, such as third-party consulting and other services needed to merge the separate companies' systems and processes. We recorded approximately $6 million of acquisition- and integration-related expenses in the three months ended September 30, 2018 and approximately $14 million in the nine months ended September 30, 2018 related to our acquisitions of GENBAND and Edgewater, as well as nominal amounts related to acquisitive activities. The amount recorded in the three months ended September 30, 2018 was comprised of approximately $3 million of acquisition-related expense primarily related to the Merger and the Edgewater Acquisition and approximately $3 million of integration-related expense related to the Merger. The amount recorded in the nine months ended September 30, 2018 was comprised of approximately $7 million of acquisition-related expense primarily related to the Merger and the Edgewater Acquisition and approximately $7 million of integration-related expense related to the Merger.

We recorded approximately $2 million of acquisition- and integration-related expense in the three months ended September 30, 2017 related to our then-pending merger with GENBAND, primarily comprised of legal, investment banking and accounting fees. We recorded approximately $6 million of acquisition- and integration-related expense in the nine months ended September 30, 2017, primarily related to our then-proposed merger with GENBAND for legal, investment, banking and accounting fees.

We estimate that we will incur additional acquisition- and integration-related expense of approximately $3 million in the fourth quarter of 2018. This estimate includes additional integration-related expense in connection with the Merger and acquisition-related expense in connection with the Edgewater Acquisition.

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

We recorded restructuring expense of approximately $2 million in the three months ended September 30, 2018 and approximately $15 million in the nine months ended September 30, 2018, primarily in connection with our Merger Restructuring Initiative for severance and related costs.

We recorded restructuring expense aggregating approximately $1 million related to our Taqua Restructuring Initiative and our 2016 Restructuring Initiative in the nine months ended September 30, 2017. The amount related to the Taqua Restructuring Initiative was primarily related to the abandonment of a portion of the former Taqua San Jose, California facility. The amount related to the 2016 Restructuring Initiative represented severance and related costs. We did not record restructuring expense in the three months ended September 30, 2017.

Although we have eliminated positions as part of our restructuring initiatives, we continue to hire in certain other areas that we believe are important to our future growth. Restructuring expense is reported separately in the condensed consolidated statements of operations.

Interest Income (Expense), Net. Interest income and interest expense for the three and nine months ended September 30, 2018 and 2017 were as follows (in millions, except percentages):

	Three months ended		Increase (decrease) from prior year
	September 30, 2018	September 30, 2017	$	%
Interest income	$0.1	$0.3	$(0.2)	(75.1)%
Interest expense	(1.5)	—	1.5	100.0%
	$(1.4)	$0.3	$1.7	646.2%

	Nine months ended		Increase (decrease) from prior year
	September 30, 2018	September 30, 2017	$	%
Interest income	$0.2	$0.8	$(0.6)	(68.8)%
Interest expense	(3.0)	—	3.0	100.0%
	$(2.8)	$0.8	$3.6	456.7%

Interest income for all periods consisted of interest earned on our cash equivalents, marketable securities and investments. Interest expense in the three and nine months ended September 30, 2018 was primarily comprised of interest on the outstanding revolving credit facility balance and our long-term debt payable to a related party, amortization of debt issuance costs in connection with our credit facility and interest on capital lease obligations. Interest expense in the three and nine months ended September 30, 2017 was comprised of expense related to the amortization of debt issuance costs in connection with our then-existing revolving credit facility and interest on capital lease obligations.

Income Taxes. We recorded provisions for income taxes of approximately $3 million in the nine months ended September 30, 2018 and approximately $1 million in the nine months ended September 30, 2017. These amounts reflect our estimates of the effective rates expected to be applicable for the respective full fiscal years, adjusted for any discrete events, which are recorded in the period that they occur. Our tax provision for the nine months ended September 30, 2018 includes approximately $600,000 of net benefit related to discrete items, primarily a benefit resulting from the release of approximately $800,000 of valuation allowance in connection with the acquisition of Edgewater. These estimates are reevaluated each quarter based on our estimated tax rate for the full fiscal year. The estimated amounts recorded do not include any benefit for our domestic or Ireland losses, as we have concluded that a valuation allowance on any domestic or Ireland benefit is required.

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

The impact of certain effects of the Tax Act was provisionally recognized in the period in which the new legislation was enacted per guidance in Staff Accounting Bulletin 118, which allows for a measurement period to complete the accounting for certain elements of the tax reform. We had previously provided for a provisional impact related to remeasured deferred tax assets based on the new federal income tax rate of 21%. We had also previously provided for the provisional impact related to the Tax Act's change to the federal NOL and AMT carryovers. The total estimated impact of approximately $5 million was reflected in our net loss and increased the tax benefit for the year ended December 31, 2017. We recorded a nominal adjustment in the nine months ended September 30, 2018 to reduce the benefit of the provisional impact relating to the change in our deferred tax assets as a result of the new federal tax rate of 21%. We will continue to refine our calculations as additional analysis is completed and expect to complete the accounting for the impact of the Tax Act within the measurement period. We cannot currently predict with certainty how the Tax Act will affect our financial position or results of operations.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements that have or are reasonably likely to have a current or future material effect on our financial position, changes in financial position, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Liquidity and Capital Resources

Our consolidated statements of cash flows are summarized as follows (in millions):

	Nine months ended
	September 30, 2018	September 30, 2017	Change
Net loss	$(75.0)	$(19.5)	$(55.5)
Adjustments to reconcile net loss to cash flows (used in) provided by operating activities	56.4	23.6	32.8
Changes in operating assets and liabilities	(5.0)	4.9	(9.9)
Net cash (used in) provided by operating activities	$(23.6)	$9.0	$(32.6)
Net cash (used in) provided by investing activities	$(33.4)	$10.5	$(43.9)
Net cash provided by (used in) financing activities	$36.2	$(0.5)	$36.7

Our cash, cash equivalents, and short- and long-term investments totaled approximately $43 million at September 30, 2018 and $83 million at December 31, 2017. We had cash held by our non-U.S. subsidiaries aggregating approximately $7 million at September 30, 2018 and $14 million at December 31, 2017. If we elected to repatriate all of the funds held by our non-U.S. subsidiaries as of September 30, 2018, we do not believe that the amounts of potential withholding taxes that would arise from the repatriation would have a material effect on our liquidity.

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

On December 21, 2017, we entered into a Senior Secured Credit Agreement (as amended, the “Credit Facility”) with Silicon Valley Bank, which refinanced the Prior Credit Agreement. The Credit Facility includes $100 million of commitments, the full amount of which is available for revolving loans, a $15 million sublimit that is available for letters of credit and a $15 million sublimit that is available for swingline loans. The Credit Facility is scheduled to mature in December 2021, subject to a springing maturity if, on or before July 14, 2020, the existing promissory note for approximately $23 million issued to certain of GENBAND's equity holders (the "Promissory Note") is not converted or extended to March 2022 or later. The Credit Facility includes procedures for additional financial institutions to become lenders, or for any existing lender to increase its commitment under the facility, subject to an available increase of $50 million for all incremental commitments under the Credit Facility without amendment. On June 24, 2018, we amended the Credit Facility to, among other things, permit the Edgewater Acquisition and related transactions.

The indebtedness and other obligations under the Credit Facility are unconditionally guaranteed on a senior secured basis by us and GENBAND US LLC, our wholly-owned domestic subsidiary (collectively, the “Guarantors”) and each of our other material U.S. domestic subsidiaries. The Credit Agreement is secured by first-priority liens on substantially all of our assets.

The Credit Facility requires periodic interest payments on outstanding borrowings under the facility until maturity. We may prepay all revolving loans under the Credit Facility at any time without premium or penalty (other than customary LIBOR breakage costs), subject to certain notice requirements.

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

The Credit Facility requires compliance with financial covenants of a minimum consolidated quick ratio, minimum consolidated interest coverage ratio and maximum consolidated leverage ratio, all of which are defined in the Credit Facility and tested on a quarterly basis. In addition, the Credit Facility contains various covenants that, among other restrictions, limit our and our subsidiaries’ ability to enter into certain types of transactions, including, but not limited to: incurring or assuming indebtedness, making acquisitions or engaging in mergers, making investments, repurchasing equity and paying dividends, selling or otherwise transferring assets, changing the nature of our business and amending or making prepayments on certain junior debt. We were in compliance with all covenants of the Credit Facility at September 30, 2018 and December 31, 2017.

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

At September 30, 2018, we had an outstanding debt balance of $58 million at an average interest rate of 5.26% and approximately $3 million of outstanding letters of credit at an average interest rate of 1.75% under the Credit Facility. At December 31, 2017, we had an outstanding debt balance of $20 million at an average interest rate of 4.51% and approximately $3 million of outstanding letters of credit at an average interest rate of 2.00% under the Credit Facility.

In connection with the Merger, on October 27, 2017, we issued the Promissory Note for approximately $23 million to certain of GENBAND's equity holders. The Promissory Note does not amortize, and the principal thereon is payable in full on the third anniversary of its execution. Interest on the promissory note is payable quarterly in arrears and accrues at a rate of 7.5% per year for the first six months after issuance, and thereafter at a rate of 10% per year. Interest that is not paid on the interest payment date will increase the principal amount of the Promissory Note. The failure to make any payment under the Promissory Note when due and, with respect to payment of any interest, the continuation of such failure for a period of thirty days thereafter, constitutes an event of default under the Promissory Note. If an event of default occurs under the Promissory Note, the payees may declare the entire balance of the Promissory Note due and payable (including principal and accrued and unpaid interest) within five business days of the payees' notification to the Company of such acceleration.

Our operating activities used approximately $24 million of cash in the nine months ended September 30, 2018 and provided approximately $9 million of cash in the nine months ended September 30, 2017.

Cash used in operating activities in the nine months ended September 30, 2018 was primarily the result of our net loss, lower accrued expenses and other long-term liabilities, accounts payable and deferred revenue. These amounts were partially offset by lower accounts receivable, other operating assets and inventory, coupled with our non-cash operating expenses. The decrease in accrued expenses and other long-term liabilities was primarily related to employee compensation and related costs, including payments in connection with our company-wide cash bonus program, and our previously recorded restructuring initiatives, coupled with lower accruals for professional fees and taxes. Our lower accounts receivable primarily reflected collections on sales made in the prior year and our focused collection efforts. Our net loss, adjusted for non-cash operating activities, used approximately $19 million of cash.

Cash provided by operating activities in the nine months ended September 30, 2017 was primarily the result of our non-cash operating expenses, lower accounts receivable and inventory, and higher deferred revenue. These amounts were partially offset by our net loss, lower accrued expenses and other long-term liabilities, and higher other operating assets. Our lower accounts receivable primarily reflected our focused collection efforts. The decrease in accrued expenses and other long-term liabilities was primarily related to employee compensation and related costs, including payments made in connection with our company-wide cash bonus program and sales commissions, as well as payments made in connection with our previously recorded restructuring initiatives. Our net loss, adjusted for non-cash items such as depreciation, amortization and stock-based compensation, provided approximately $4 million of cash.

Our investing activities used approximately $33 million of cash in the nine months ended September 30, 2018, comprised of approximately $46 million of cash, net of cash acquired, paid as purchase consideration to acquire Edgewater and approximately $6 million of investments in property and equipment. These amounts were partially offset by the sale and maturity of marketable securities aggregating approximately $19 million.

Our investing activities provided approximately $11 million of cash in the nine months ended September 30, 2017, primarily comprised of approximately $13 million of net maturities of marketable securities and less than $1 million of cash proceeds from the sale of intangible assets. These amounts were partially offset by approximately $3 million of investments in property and equipment.

Our financing activities provided approximately $36 million of cash in the nine months ended September 30, 2018. We borrowed approximately $143 million and repaid approximately $105 million under the Credit Facility in the nine months ended September 30, 2018. We used approximately $1 million in the aggregate for debt issuance costs and payments on our capital lease obligations and slightly less than $1 million to pay withholding obligations related to the net share settlement of restricted stock awards upon vesting.

Our financing activities used approximately $1 million of cash in the nine months ended September 30, 2017, primarily comprised of approximately $2 million used to pay withholding obligations related to the net share settlement of restricted stock awards upon vesting, partially offset by approximately $1 million in the aggregate of proceeds from the sale of our common stock in connection with our Amended and Restated 2000 Employee Stock Purchase Plan ("ESPP") and stock option exercises.

Based on our current expectations, we believe our current cash, cash equivalents, marketable debt securities, long-term investments and available borrowings under the Credit Facility will be sufficient to meet our anticipated cash needs for working capital and capital expenditures for at least twelve months, including future deferred consideration payments in connection with the Edgewater Acquisition. The rate at which we will produce or consume cash will be dependent on the cash needs of future operations, including changes in working capital, which will, in turn, be directly affected by the levels of demand for our products, the timing and rate of expansion of our business, the resources we devote to developing our products and any litigation settlements. We anticipate devoting substantial capital resources to continue our research and development efforts, to maintain our sales, support and marketing, to complete merger-related integration activities and for other general corporate activities. However, it is difficult to predict future liquidity requirements with certainty. See Note 15 to our condensed consolidated financial statements for a description of our other contingencies.

Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2014-09, its new standard on revenue from contracts with customers, along with additional ASUs which, among other things, clarified the implementation of the new revenue guidance and delayed the adoption by one year, to January 1, 2018. The New Revenue Standard outlines a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance, including industry-specific guidance. The core principle of the revenue model is that an entity recognizes revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. In applying the revenue model to contracts within its scope, an entity identifies the contract(s) with a customer, identifies the performance obligations in the contract, determines the transaction price, allocates the transaction price to the performance obligations in the contract and recognizes revenue when (or as) the entity satisfies a performance obligation. Effective January 1, 2018, we adopted the New Revenue Standard using the modified retrospective option and have identified the necessary changes to our policies, processes, systems and controls. Under the modified retrospective method, we are applying the New Revenue Standard to all contracts not yet completed as of January 1, 2018, recognizing in beginning Accumulated deficit an adjustment for the cumulative effect of the change and providing additional disclosures comparing results to those as if we were still following the previous accounting standards. Under Accounting Standards Codification ("ASC") 605, we concluded we did not have VSOE for certain elements in software bundled arrangements, which resulted in revenue being recognized ratably over the longest performance period. The majority of the transition adjustments related to these arrangements. In connection with the adoption of ASC 606, as of January 1, 2018, the Company recorded an adjustment to decrease Accumulated deficit by approximately $12 million and capitalized certain commission costs resulting directly from securing contracts which were previously expensed.

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

In August 2018, the FASB issued ASU 2018-15, Intangibles - Goodwill and Other - Internal-Use Software (Subtopic 350-40): Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract (“ASU 2018-15”), which provides guidance on implementation costs incurred in a cloud computing arrangement (“CCA”) that is a service contract. ASU 2018-15 amends ASC 350, Intangibles - Goodwill and Other (“ASC 350”) to include in its scope implementation costs of a CCA that is a service contract and clarifies that a customer should apply the guidance in ASC 350-40 to determine which implementation costs should be capitalized in such a CCA. ASU 2018-15 is effective for us beginning January 1, 2020. We are currently assessing the potential impact of the adoption of ASU 2018-15 on our consolidated financial statements.

In May 2017, the FASB issued Accounting Standards Update ("ASU") 2017-09, Compensation - Stock Compensation (Topic 718): Scope of Modification Accounting ("ASU 2017-09"), which amends the scope of modification accounting for share-based payment arrangements such that an entity would not apply modification accounting if the fair value, vesting conditions and classification of the awards are the same immediately before and after the modification. ASU 2017-09 became effective for us beginning January 1, 2018 for both interim and annual reporting periods. The adoption of ASU 2017-09 did not have a material impact on our condensed consolidated financial statements.

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

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842) Section A - Leases: Amendments to the FASB Accounting Standards Codification ("ASU 2016-02"), its new standard on accounting for leases. ASU 2016-02 introduces a lessee model that brings most leases onto the balance sheet. ASU 2016-02 eliminates the current GAAP requirement for an entity to use bright-line tests in determining lease classification. ASU 2016-02 is effective for us for both interim and annual periods beginning January 1, 2019. Upon adoption of ASU 2016-02, we will recognize lease obligations for the right to use these assets in connection with our existing lease agreements. In July 2018, the FASB issued ASU 2018-11, Leases (Topic 842): Targeted Improvements ("ASU 2018-11") and ASU 2018-10, Codification Improvements to Topic 842, Leases, both of which provided improvements to certain aspects of the guidance in ASC 842, Leases. In January 2018, the FASB issued ASU 2018-01, Leases (Topic 842): Land

Easement Practical Expedient for Transition to Topic 842, which provided additional clarification and implementation guidance. We have elected to use the alternative transition method as described in ASU 2018-11, which allows entities to initially apply ASU 2016-02 at the adoption date and recognize a cumulative-effect adjustment to the opening balance of retained earnings, with no subsequent adjustments to prior period lease costs for comparability. We have essentially completed the lease assessment phase of implementation and are currently reviewing the contracts within our lease portfolio in order to quantify the impact of adoption on our consolidated balance sheet as of January 1, 2019. We expect to quantify such amounts to be recognized on the balance sheet by the end of the fourth quarter of 2018. We are currently reviewing our leases to identify those that would be impacted by the adoption of ASU 2016-02 and related clarification guidance and determining the impact on our consolidated financial statements. Accordingly, such amounts to be recognized on the balance sheet have yet to be determined.

In addition, the FASB has issued the following accounting pronouncements, none of which we believe will have a material impact on our consolidated financial statements:

In August 2018, the FASB issued ASU 2018-14, Compensation - Retirement Benefits - Defined Benefit Plans - General (Subtopic 715-20): Disclosure Framework - Changes to the Disclosure Requirements for Defined Benefit Plans (“ASU 2018-14”), which amends ASC 715, Compensation - Retirement Benefits (“ASC 715”) to add, remove and clarify disclosure requirements related to defined benefit pension and other postretirement plans. ASU 2018-14 is effective for us beginning January 1, 2020.

In August 2018, the FASB issued ASU 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework - Changes to the Disclosure Requirements for Fair Value Measurement (“ASU 2018-13”), which changes the fair value measurement requirements of ASC 820, Fair Value Measurement (“ASC 820”). ASU 2018-13 is effective for us beginning January 1, 2020 for both interim and annual reporting.

In July 2018, the FASB issued ASU 2018-09, Codification Improvements (“ASU 2018-09”), which contains amendments to clarify, correct errors in or make minor improvements to the Codification. ASU 2018-09 makes improvements to multiple topics, including but not limited to comprehensive income, debt, income taxes related to both stock-based compensation and business combinations, fair value measurement and defined contribution benefit plans. ASU 2018-09 is effective for us beginning January 1, 2019.

In June 2018, the FASB issued ASU 2018-07, Compensation - Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting ("ASU 2018-07"), which expands the scope of ASC 718, Compensation - Stock Compensation ("ASC 718"), to include all share-based payment arrangements related to the acquisition of goods and services from both nonemployees and employees. As a result, most of the guidance in ASC 718 associated with employee share-based payments, including most of its requirements related to classification and measurement, applies to nonemployee share-based payment arrangements. ASU 2018-07 is effective for us beginning January 1, 2019, although early adoption is permitted.

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

Item 4.    Controls and Procedures

Disclosure Controls and Procedures

Evaluation of Disclosure Controls and Procedures. Our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")) as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of September 30, 2018.

Changes in Internal Control over Financial Reporting. There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter ended September 30, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II OTHER INFORMATION

Item 1.    Legal Proceedings

We fully cooperated with an SEC inquiry regarding the development and issuance of Sonus’ first quarter 2015 revenue and earnings guidance. We reached an agreement with the SEC to resolve this matter and on August 7, 2018, the SEC issued a Cease and Desist Order (the “Order”). As part of the Order, the findings of which we neither admitted or denied, we agreed to pay a $1.9 million civil penalty and agreed not to violate the securities laws in the future. We recorded $1.9 million in the year ended December 31, 2017, for potential fines in connection with this investigation and have paid such amount to the SEC.

We are involved in five lawsuits with Metaswitch Networks Ltd., Metaswitch Networks Corp. and Metaswitch Inc. (collectively, “Metaswitch”). In all five of the lawsuits, we are the plaintiff and, in three of the lawsuits, we are a counterclaim defendant. On January 21, 2014, GENBAND and our indirectly-owned subsidiary, GENBAND US LLC, filed a complaint in the Eastern District of Texas, Marshall Division, alleging that Metaswitch infringed certain patents owned by GENBAND. Following unsuccessful mediation, a trial took place and on January 15, 2016 the jury awarded $8.2 million in past royalty damages to GENBAND, which neither GENBAND nor the Company has recorded. On September 29, 2016, the district court confirmed the jury verdict following motions from both parties. On March 22, 2018, the district court entered final judgment awarding GENBAND $8.9 million in royalties for damages through January 15, 2016 at rates set by the district court, excluding pre- and post-judgment interest and costs. On April 10, 2018, the clerk of the district court set the awarded costs at $0.4 million. On April 19, 2018, Metaswitch filed a notice of appeal on the judgment with the United States Court of Appeals for the Federal Circuit, and Metaswitch filed its appeal brief on July 6, 2018.

On April 18, 2018, Sonus filed a complaint in the Eastern District of Texas, Marshall Division, alleging that Metaswitch is continuing to infringe the patents from the first lawsuit above through sales of Metaswitch's allegedly "redesigned" products. This suit seeks a finding that Metaswitch's infringement is willful. This suit also alleges false advertising and seeks damages resulting from allegedly false and misleading statements Metaswitch made regarding the first lawsuit. The district court has set trial for September 9, 2019.

Through Sonus and GENBAND US LLC, we are involved as plaintiff and counterclaim defendant in a lawsuit with Metaswitch regarding claims that Metaswitch misappropriated trade secrets of GENBAND. This case is pending in state court in Dallas County, Texas, and stems from claims originally brought in a patent lawsuit between GENBAND and Metaswitch. The state court action was filed on March 28, 2017. Metaswitch filed its answer on April 21, 2017, in which it asserted counterclaims against GENBAND. On July 11, 2018, Metaswitch filed its fifth amended answer and counterclaims against GENBAND. The Texas state court has set a special setting for a trial for this case on April 22, 2019.

Through Sonus, we are involved as plaintiff and counterclaim defendant in two patent infringement lawsuits with Metaswitch asserting a total of ten patents that came into the Company from Sonus. Sonus filed these two lawsuits in the Eastern District of Texas, Marshall Division on March 8, 2018. Metaswitch filed its answers on May 15, 2018, in which it asserted counterclaims against Sonus, including alleged infringement by the Company and Sonus of a total of ten patents. The district court has set trials for these two cases to occur on February 18, 2020 and June 15, 2020.

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

Item 1A.    Risk Factors

Our business faces significant risks and uncertainties, which may have a material adverse effect on our business prospects, financial condition and results of operations, and you should carefully consider them. There have been no material changes in the nine months ended September 30, 2018 to the risk factors described in Part I, Item 1A. of our Annual Report on Form 10-K for the year ended December 31, 2017.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(c) Issuer Purchases of Equity Securities

The following table provides information with respect to the shares of common stock repurchased by us for the periods indicated:

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet be Purchased Under the Plans or Programs
July 1, 2018 to July 31, 2018	—	$—	—	$—
August 1, 2018 to August 31, 2018	925	$7.52	—	$—
September 1, 2018 to September 30, 2018	15,832	$6.82	—	$—
Total	16,757	$6.86	—	$—

(1) Upon vesting of restricted stock awards, our employees are permitted to return to us a portion of the newly vested shares to satisfy the tax withholding obligations that arise in connection with such vesting. During the third quarter of 2018, 16,757 shares of restricted stock were returned to us by employees to satisfy tax withholding obligations arising in connection with vesting of restricted stock, which shares are included in this column.

Item 5. Other Information

None.

Item 6.    Exhibits

Exhibit No.		Description
10.1	*	Amended and Restated 2000 Employee Stock Purchase Plan.
10.2
Edgewater Networks, Inc. Amended and Restated 2002 Stock Option Plan, effective as of April 8, 2010 (incorporated by reference to Exhibit 99.1 to the Registrant's Registration Statement on Form S-8, filed August 6, 2018 with the SEC).

10.3
Amendment to the Edgewater Networks, Inc. Amended and Restated 2002 Stock Option Plan, dated December 7, 2016 (incorporated by reference to Exhibit 99.2 to the Registrant's Registration Statement on Form S-8, filed August 6, 2018 with the SEC).

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

Date: October 31, 2018	RIBBON COMMUNICATIONS INC.

By:	/s/ Daryl E. Raiford
Daryl E. Raiford Executive Vice President and Chief Financial Officer (Principal Financial Officer)