Form 10-K/A
period 2018-12-31
Ribbon Communications Inc.
filed 2019-03-05
CIK 1708055

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K/A
Amendment No. 1

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

EXPLANATORY NOTE

Ribbon Communications Inc. (the "Company") filed its Annual Report on Form 10-K for the year ended December 31, 2018 (the "Original Filing") with the U.S. Securities and Exchange Commission (the "SEC") on March 4, 2019.  The Company is filing this amendment (this “Amendment”) to the Original Filing due to an inadvertent omission of the conformed signature of Deloitte & Touche LLP on the Report of Independent Registered Public Accounting Firm related to its Opinion on the Financial Statements appearing in Item 8 of the Original Filing (the “Audit Report”). Accordingly, this Amendment amends the Original Filing to include the conformed signature to the Audit Report.

In addition, pursuant to the rules of the SEC, the exhibit list included in Item 15 of Part IV of the Original Filing has been amended to reference new certifications from the Company’s principal executive officer and principal financial officer, as required by Sections 302 and 906 of the Sarbanes-Oxley Act of 2002. The new certifications of the Company’s principal executive officer and principal financial officer are attached as exhibits to this Amendment.

Except as described above, this Amendment does not amend or update any other information contained in the Original Filing. This Amendment is presented as of the filing date of the Original Filing and does not reflect events occurring after that date. The Company has included a complete copy of the Original Filing, as amended per above, in this filing.

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

RIBBON COMMUNICATIONS INC.

	By:	/s/ Daryl E. Raiford
March 5, 2019		Daryl E. Raiford Executive Vice President and Chief Financial Officer