Form 10-Q
period 2019-03-31
Ribbon Communications Inc.
filed 2019-05-02
CIK 1708055

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2019
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $0.0001	RBBN	The Nasdaq Global Select Market

As of April 26, 2019, there were 110,554,818 shares of the registrant's common stock, $0.0001 par value per share, outstanding.

RIBBON COMMUNICATIONS INC.
FORM 10-Q
QUARTERLY PERIOD ENDED MARCH 31, 2019

Cautionary Note Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q contains "forward-looking statements" within the meaning of the U.S. Private Securities Litigation Reform Act of 1995, which are subject to a number of risks and uncertainties. All statements other than statements of historical facts contained in this Quarterly Report on Form 10-Q, including statements regarding our future expenses, results of operations and financial position, integration activities, potential stock repurchases, anticipated settlement payments, beliefs about our market capitalization, business strategy, statements about the potential impact of the merger and acquisition transactions described herein, plans and objectives of management for future operations, plans for future cost reductions, restructuring activities and plans for future product development and manufacturing are forward-looking statements. Without limiting the foregoing, the words "anticipates", "believes", "could", "estimates", "expects", "intends", "may", "plans", "seeks" and other similar language, whether in the negative or affirmative, are intended to identify forward-looking statements, although not all forward-looking statements contain these identifying words. Forward-looking statements are based on our current expectations and assumptions regarding our business, the economy and other future conditions. Because forward-looking statements relate to the future, they are subject to inherent uncertainties, risks and changes in circumstances that are difficult to predict. These statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements including, but not limited to, our successful integration activities with respect to recently completed acquisitions; our ability to realize the benefits from mergers and acquisitions; the effects of disruption from mergers and acquisitions, making it more difficult to maintain relationships with employees, customers, business partners or government entities; unpredictable fluctuations in quarterly revenue and operating results; failure to compete successfully against telecommunications equipment and networking companies; failure to grow our customer base or generate recurring business from our existing customers; consolidation in the telecommunications industry; credit risks; the timing of customer purchasing decisions and our recognition of revenues; economic conditions; our ability to recruit and retain key personnel; difficulties supporting our strategic focus on channel sales; difficulties retaining and expanding our customer base; difficulties leveraging market opportunities; the impact of restructuring and cost-containment activities; litigation; acceptance of our products and services; rapid technological and market change; our ability to protect our intellectual property rights and obtain necessary licenses; our ability to maintain partner, reseller, distribution and vendor support and supply relationships; our negotiating position relative to our large customers; the limited supply of certain components of our products; the potential for defects in our products; risks related to the terms of our credit agreement; higher risks in international operations and markets; the impact of increased competition; currency fluctuations; changes in the market price of our common stock; and/or failure or circumvention of our controls and procedures. We therefore caution you against relying on any of these forward-looking statements.

Important factors that could cause actual results to differ materially from those in these forward-looking statements are also discussed in Part I, Item 2, "Management's Discussion and Analysis of Financial Condition and Results of Operations" of this Quarterly Report on Form 10-Q and Part I, Item 1A and Part II, Item 7A, "Risk Factors" and "Quantitative and Qualitative Disclosures About Market Risk," respectively, of our Annual Report on Form 10-K/A for the year ended December 31, 2018. Also, any forward-looking statement made by us in this Quarterly Report on Form 10-Q speaks only as of the date on which this Quarterly Report on Form 10-Q was first filed. We undertake no obligation to publicly update any forward-looking statement, whether as a result of new information, future developments or otherwise.

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

PART I FINANCIAL INFORMATION

Item 1. Financial Statements
RIBBON COMMUNICATIONS INC.
Condensed Consolidated Balance Sheets
(in thousands, except share and per share data)
(unaudited)

	March 31, 2019	December 31, 2018
Assets
Current assets:
Cash and cash equivalents	$43,938	$43,694
Marketable securities	1,998	7,284
Accounts receivable, net	134,801	187,853
Inventory	18,870	22,602
Other current assets	20,444	17,002
Total current assets	220,051	278,435
Property and equipment, net	27,630	27,042
Intangible assets, net	250,669	251,391
Goodwill	389,196	383,655
Deferred income taxes	8,969	9,152
Operating lease right-of-use assets	42,166	—
Other assets	7,368	7,484
	$946,049	$957,159
Liabilities and Stockholders' Equity
Current liabilities:
Revolving credit facility	$57,000	$55,000
Accounts payable	37,989	45,304
Accrued expenses and other	58,454	84,263
Operating lease liabilities	7,214	—
Deferred revenue	109,283	105,087
Total current liabilities	269,940	289,654
Long-term debt, related party	24,716	24,100
Operating lease liabilities, net of current	39,151	—
Deferred revenue, net of current	15,793	17,572
Deferred income taxes	4,861	4,738
Other long-term liabilities	12,525	30,797
Total liabilities	366,986	366,861
Commitments and contingencies (Note 16)
Stockholders' equity:
Preferred stock, $0.01 par value per share; 10,000,000 shares authorized, none issued and outstanding	—	—
Common stock, $0.0001 par value per share; 240,000,000 shares authorized; 110,487,634 shares issued and outstanding at March 31, 2019; 106,815,636 shares issued and outstanding at December 31, 2018	11	11
Additional paid-in capital	1,743,136	1,723,576
Accumulated deficit	(1,167,824)	(1,136,992)
Accumulated other comprehensive income	3,740	3,703
Total stockholders' equity	579,063	590,298
	$946,049	$957,159

See notes to the unaudited condensed consolidated financial statements.

RIBBON COMMUNICATIONS INC.
Condensed Consolidated Statements of Operations
(in thousands, except per share data)
(unaudited)

	Three months ended
	March 31, 2019	March 31, 2018
Revenue:
Product	$47,480	$51,531
Service	71,448	69,649
Total revenue	118,928	121,180
Cost of revenue:
Product	33,147	33,014
Service	29,192	32,893
Total cost of revenue	62,339	65,907
Gross profit	56,589	55,273
Operating expenses:
Research and development	35,933	39,049
Sales and marketing	30,059	31,926
General and administrative	18,694	15,601
Acquisition- and integration-related	3,199	4,412
Restructuring	4,932	6,668
Total operating expenses	92,817	97,656
Loss from operations	(36,228)	(42,383)
Interest expense, net	(1,364)	(599)
Other income, net	7,774	248
Loss before income taxes	(29,818)	(42,734)
Income tax provision	(1,014)	(2,170)
Net loss	$(30,832)	$(44,904)
Loss per share:
Basic	$(0.29)	$(0.44)
Diluted	$(0.29)	$(0.44)
Shares used to compute loss per share:
Basic	108,167	101,917
Diluted	108,167	101,917

See notes to the unaudited condensed consolidated financial statements.

RIBBON COMMUNICATIONS INC.
Condensed Consolidated Statements of Comprehensive Income (Loss)
(in thousands)
(unaudited)

	Three months ended
	March 31, 2019	March 31, 2018
Net loss	$(30,832)	$(44,904)
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	(8)	163
Unrealized gain (loss) on available-for sale marketable securities, net of reclassification adjustments for realized amounts	13	(72)
Employee retirement benefits	32	—
Other comprehensive income, net of tax	37	91
Comprehensive loss	$(30,795)	$(44,813)

See notes to the unaudited condensed consolidated financial statements.

RIBBON COMMUNICATIONS INC.
Condensed Consolidated Statements of Stockholders' Equity
(in thousands, except shares)
(unaudited)

Three months ended March 31, 2019
	Common stock
	Shares	Amount	Additional paid-in capital	Accumulated deficit	Accumulated other comprehensive income (loss)	Total stockholders' equity
Balance at January 1, 2019	106,815,636	$11	$1,723,576	$(1,136,992)	$3,703	$590,298
Exercise of stock options	88,354		151			151
Vesting of restricted stock awards and units	806,813					—
Vesting of performance-based stock units	9,466					—
Shares of restricted stock returned to the Company under net share settlements to satisfy tax withholding obligations	(181,428)		(968)			(968)
Shares issued as consideration in connection with the acquisition of Anova Data, Inc.	2,948,793		15,186			15,186
Reclassification of liability to equity for bonuses converted to stock awards			1,052			1,052
Stock-based compensation expense			4,139			4,139
Other comprehensive income					37	37
Net loss				(30,832)		(30,832)
Balance at March 31, 2019	110,487,634	11	1,743,136	(1,167,824)	3,740	579,063

Three months ended March 31, 2018
	Common stock
	Shares	Amount	Additional paid-in capital	Accumulated deficit	Accumulated other comprehensive income (loss)	Total stockholders' equity

Balance at January 1, 2018	101,752,856	$10	$1,684,768	$(1,072,426)	$3,069	$615,421
Adoption of Accounting Standards Codification 606, Revenue from Contracts with Customers				11,964		11,964
Exercise of stock options	2,583		10			10
Vesting of restricted stock awards and units	490,282					—
Vesting of performance-based stock units	41,518					—
Shares of restricted stock returned to the Company under net share settlements to satisfy tax withholding obligations	(232,519)		(371)			(371)
Stock-based compensation expense			2,824			2,824
Other comprehensive income					91	91
Net loss				$(44,904)		$(44,904)
Balance at March 31, 2018	102,054,720	$10	$1,687,231	$(1,105,366)	$3,160	$585,035

See notes to the unaudited condensed consolidated financial statements.

RIBBON COMMUNICATIONS INC.
Condensed Consolidated Statements of Cash Flows
(in thousands)
(unaudited)

	Three months ended
	March 31, 2019	March 31, 2018
Cash flows from operating activities:
Net loss	$(30,832)	$(44,904)
Adjustments to reconcile net loss to cash flows provided by operating activities:
Depreciation and amortization of property and equipment	2,921	2,507
Amortization of intangible assets	11,922	12,309
Stock-based compensation	4,139	2,824
Deferred income taxes	347	528
Foreign exchange losses	352	23
Reduction in deferred purchase consideration	(8,124)	—
Changes in operating assets and liabilities:
Accounts receivable	53,854	39,740
Inventory	3,692	(412)
Other operating assets	(674)	(2,182)
Accounts payable	(6,999)	(8,976)
Accrued expenses and other long-term liabilities	(13,095)	(12,820)
Deferred revenue	2,076	14,755
Net cash provided by operating activities	19,579	3,392
Cash flows from investing activities:
Purchases of property and equipment	(3,766)	(1,827)
Maturities of marketable securities	5,295	245
Net cash provided by (used in) investing activities	1,529	(1,582)
Cash flows from financing activities:
Borrowings under revolving line of credit	37,000	10,000
Principal payments on revolving line of credit	(35,000)	(10,000)
Payment of deferred purchase consideration	(21,876)	—
Payment of tax withholding obligations related to net share settlements of restricted stock awards	(968)	(370)
Other	(79)	(130)
Net cash used in financing activities	(20,923)	(500)
Effect of exchange rate changes on cash and cash equivalents	59	206
Net increase in cash and cash equivalents	244	1,516
Cash and cash equivalents, beginning of year	43,694	57,073
Cash and cash equivalents, end of period	$43,938	$58,589

Supplemental disclosure of cash flow information:
Interest paid	$831	$667
Income taxes paid	$777	$1,003
Income tax refunds received	$100	$196
Supplemental disclosure of non-cash investing activities:
Capital expenditures incurred, but not yet paid	$399	$368
Acquisition purchase consideration - deferred payments	$1,700	$—
Shares of common stock issued as purchase consideration	$15,186	$—
Supplemental disclosure of non-cash financing activities:
Total fair value of restricted stock awards, restricted stock units and performance-based stock units on date vested	$4,334	$5,253
See notes to the unaudited condensed consolidated financial statements.

RIBBON COMMUNICATIONS INC.
Notes to Condensed Consolidated Financial Statements
(unaudited)

(1) BASIS OF PRESENTATION

Business

Ribbon is a leading provider of next generation ("NextGen") software solutions to telecommunications, wireless and cable service providers and enterprises of all sizes across industry verticals. With over 1,000 customers around the globe, including some of the largest telecommunications service providers and enterprises in the world, Ribbon enables service providers and enterprises to modernize their communications networks through software and provide secure real-time communications ("RTC") solutions to their customers and employees. By securing and enabling reliable and scalable Internet Protocol ("IP") networks, Ribbon helps service providers and enterprises adopt the next generation of software-based virtualized and cloud communications technologies to drive new, incremental revenue, while protecting their existing revenue streams. Ribbon's software solutions provide a secure way for its customers to connect and leverage multivendor, multiprotocol communications systems and applications across their networks and the cloud, around the world and in a rapidly changing ecosystem of IP-enabled devices, such as smartphones and tablets. In addition, Ribbon's software solutions secure cloud-based delivery of unified communications ("UC") solutions - both for service providers transforming to a cloud-based network and for enterprises using cloud-based UC. Ribbon sells its software solutions through both direct sales and indirect channels globally, leveraging the assistance of resellers, and provides ongoing support to its customers through a global services team with experience in design, deployment and maintenance of some of the world's largest software IP networks.

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

On February 28, 2019 (the "Anova Acquisition Date"), the Company acquired the business and technology assets of Anova Data, Inc. ("Anova"). The financial results of Anova are included in the Company's condensed consolidated financial statements for the period subsequent to the Anova Acquisition Date.

On August 3, 2018 (the "Edgewater Acquisition Date"), the Company completed the acquisition of Edgewater Networks, Inc. (“Edgewater”). The financial results of Edgewater are included in the Company's condensed consolidated financial statements for the periods subsequent to the Edgewater Acquisition Date.

Interim results are not necessarily indicative of results for a full year or any future interim period. The information included in this Quarterly Report on Form 10-Q should be read in conjunction with the Company's Annual Report on Form 10-K/A for the year ended December 31, 2018 (the "Annual Report"), which was filed with the SEC on March 5, 2019.

Significant Accounting Policies

The Company's significant accounting policies are disclosed in Note 2 to the Consolidated Financial Statements included in the Annual Report. There were no material changes to the significant accounting policies during the three months ended March 31, 2019, apart from the Company's accounting policy related to accounting for leases, as discussed below.

In February 2016, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2016-02, Leases (Topic 842) Section A - Leases: Amendments to the FASB Accounting Standards Codification ("ASU 2016-02" or "ASC 842"), its new standard on accounting for leases. ASU 2016-02 introduces a lessee model that brings most leases onto the balance sheet and eliminates the current GAAP requirement for an entity to use bright-line tests in determining lease classification. ASU 2016-02 became effective for the Company for both interim and annual periods beginning January 1, 2019. In July 2018, the FASB issued ASU 2018-11, Leases (Topic 842): Targeted Improvements ("ASU 2018-11") and ASU 2018-10, Codification Improvements to Topic 842, Leases, both of which provided improvements to certain aspects of the guidance in ASU 2016-02. In January 2018, the FASB issued ASU 2018-01, Leases (Topic 842): Land Easement Practical Expedient for Transition to Topic 842, which provided additional clarification and implementation guidance.

RIBBON COMMUNICATIONS INC.
Notes to Condensed Consolidated Financial Statements (Continued)
(unaudited)

The Company elected to use the alternative transition method as described in ASU 2018-11, which allows entities to initially apply ASU 2016-02 at the adoption date with no subsequent adjustments to prior period lease costs for comparability. The Company elected the package of practical expedients permitted under the transition guidance within ASU 2016-02, which provided that the Company need not reassess whether expired or existing contracts contained a lease, the lease classification of expired or existing leases, and the amount of initial direct costs for existing leases.

In connection with the adoption of ASU 2016-02, the Company recorded additional lease assets of $43.9 million and additional lease liabilities of $47.8 million as of January 1, 2019. The difference between the additional lease assets and lease liabilities, net of the deferred tax impact, was due to the absorption of related balances into the right-of-use assets, such as deferred rent. The adoption of this standard had no impact on the Company's condensed consolidated statements of operations or of cash flows.

Principles of Consolidation

The condensed consolidated financial statements include the accounts of Ribbon and its wholly-owned subsidiaries. Intercompany transactions and balances have been eliminated in consolidation.

Use of Estimates and Judgments

The preparation of financial statements in conformity with GAAP requires Ribbon to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting periods. Significant estimates and judgments relied upon in preparing these condensed consolidated financial statements include accounting for business combinations, revenue recognition for multiple element arrangements, inventory valuations, assumptions used to determine the fair value of stock-based compensation, intangible asset and goodwill valuations, including impairments, legal contingencies and recoverability of Ribbon's net deferred tax assets and the related valuation allowances. Ribbon regularly assesses these estimates and records changes in estimates in the period in which they become known. Ribbon bases its estimates on historical experience and various other assumptions that it believes to be reasonable under the circumstances. Actual results could differ from those estimates.

Reclassifications

Certain reclassifications have been made to the previously issued financial statements to conform to the current period presentation, none of which affected net loss as previously reported.

Fair Value of Financial Instruments

The carrying amounts of the Company's financial instruments approximate their fair values and include cash equivalents, investments, accounts receivable, borrowings under a revolving credit facility, accounts payable and long-term debt.

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

Recent Accounting Pronouncements

In August 2018, the FASB issued ASU 2018-15, Intangibles - Goodwill and Other - Internal-Use Software (Subtopic 350-40): Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract (“ASU 2018-15”), which provides guidance on implementation costs incurred in a cloud computing arrangement (“CCA”) that is a service contract. ASU 2018-15 amends Accounting Standards Codification 350 ("ASC 350"), Intangibles -

RIBBON COMMUNICATIONS INC.
Notes to Condensed Consolidated Financial Statements (Continued)
(unaudited)

Goodwill and Other (“ASC 350”) to include in its scope implementation costs of a CCA that is a service contract and clarifies that a customer should apply the guidance in ASC 350-40 to determine which implementation costs should be capitalized in such a CCA. ASU 2018-15 is effective for the Company beginning January 1, 2020. The Company is currently assessing the potential impact of the adoption of ASU 2018-15 on its consolidated financial statements.

The FASB has issued the following accounting pronouncements, all of which became effective for the Company on January 1, 2019 and none of which had a material impact on the Company's consolidated financial statements:

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

RIBBON COMMUNICATIONS INC.
Notes to Condensed Consolidated Financial Statements (Continued)
(unaudited)

(2) BUSINESS ACQUISITIONS

Anova Data, Inc.

On the Anova Acquisition Date, the Company acquired the business and technology assets of Anova, a private company headquartered in Westford, Massachusetts that provides advanced analytics solutions (the "Anova Acquisition"). The Anova Acquisition was completed in accordance with the terms and conditions of an asset purchase agreement, dated as of January 31, 2019 (the "Anova Asset Purchase Agreement"). The Company believes that the acquisition of Anova will reinforce and extend Ribbon's strategy to expand into network optimization, security and data monetization via big data analytics and machine learning.

As consideration for the Anova Acquisition, Ribbon issued 2.9 million shares of Ribbon common stock with a fair value of $15.2 million to Anova's sellers and equityholders on the Anova Acquisition Date and held back an additional 0.3 million shares with a fair value of $1.7 million, some or all of which could be issued subject to post-closing adjustments (the "Anova Deferred Consideration"). The Anova Deferred Consideration is included as a component of Accrued expenses and other current liabilities in the Company's condensed consolidated balance sheet at March 31, 2019.

The Anova Acquisition has been accounted for as a business combination and the financial results of Anova have been included in the Company's consolidated financial statements for the period subsequent to its acquisition.

As of March 31, 2019, the valuation of acquired assets, identifiable intangible assets and certain assumed liabilities was preliminary. The purchase consideration aggregating $16.9 million has been preliminarily allocated to $11.2 million of identifiable intangible assets (comprised of $7.2 million of customer relationships and $4.0 million of developed technology) and working capital items aggregating $0.1 million of net assets acquired. The remaining unallocated amount of $5.5 million has been recorded as goodwill.

The valuation of the acquired intangible assets is inherently subjective and relies on significant unobservable inputs. The Company used an income approach to value the acquired developed technology and customer relationships intangible assets. The valuation for each of these intangible assets was based on estimated projections of expected cash flows to be generated by the assets, discounted to the present value at discount rates commensurate with perceived risk. The valuation assumptions take into consideration the Company's estimates of customer attrition, technology obsolescence and revenue growth projections. The Company is amortizing the identifiable intangible assets in relation to the expected cash flows from the individual intangible assets over their respective useful lives, which have a weighted average life of 7.5 years (see Note 6). The preliminary purchase price allocation is subject to change, and such change could be material based on numerous factors, including the final estimated fair value of the assets acquired and liabilities assumed and the amount of the final post-closing net working capital adjustment. The Company expects to finalize the valuation of the assets acquired and liabilities assumed by the first quarter of 2020.

The excess of purchase consideration over net tangible and identifiable intangible assets acquired was recorded as goodwill. The goodwill is deductible for tax purposes.

There was no revenue attributable to Anova in the period since the Anova Acquisition Date. Expenses attributable to Anova included in the Company's condensed consolidated statement of operations for the three months ended March 31, 2019 were $0.7 million of net loss attributable to Anova since the Anova Acquisition Date. The Company has not provided pro forma financial information, as the historical amounts are not significant to the Company's consolidated financial statements.

Edgewater Networks, Inc.

On the Edgewater Acquisition Date, the Company completed its acquisition of Edgewater, a private company headquartered in San Jose, California (the "Edgewater Acquisition"). The Edgewater Acquisition was completed in accordance with the terms and conditions of an agreement and plan of merger, dated as of June 24, 2018 (the "Edgewater Merger Agreement").

Edgewater is a market leader in Network Edge Orchestration for the small and medium enterprise and UC market. The

RIBBON COMMUNICATIONS INC.
Notes to Condensed Consolidated Financial Statements (Continued)
(unaudited)

Company believes that the acquisition of Edgewater advances its strategy by offering its global customer base a complete core-to-edge product portfolio, end-to-end service assurance and analytics solutions, and a fully integrated software-defined wide-area network ("SD-WAN") service.

As consideration for the Edgewater Acquisition, Ribbon paid, in the aggregate, $46.4 million of cash, net of cash acquired, and issued 4.2 million shares of Ribbon common stock to Edgewater's selling shareholders and holders of vested in-the-money options and warrants to acquire common stock of Edgewater (the "Edgewater Selling Stakeholders") on the Edgewater Acquisition Date. Pursuant to the Edgewater Merger Agreement and subject to the terms and conditions contained therein, Ribbon agreed to pay the Edgewater Selling Stakeholders an additional $30 million of cash, $15 million of which was to be paid 6 months from the closing date and the other $15 million of which was to be paid as early as 9 months from the closing date and no later than 18 months from the closing date (the exact timing of which would depend on the amount of revenue generated from the sales of Edgewater products in 2018) (the "Edgewater Deferred Consideration"). The current portion of this deferred purchase consideration was included as a component of Accrued expenses and other, and the noncurrent portion was included as a component of Other long-term liabilities in the Company's condensed consolidated balance sheet as of December 31, 2018.

On February 15, 2019, the Company and the Edgewater Selling Stakeholders agreed to reduce the amount of Edgewater Deferred Consideration from $30 million to $21.9 million and agreed that all such deferred consideration would be payable on March 8, 2019. The Company paid the Edgewater Selling Stakeholders $21.9 million on March 8, 2019 and recorded the reduction to the Edgewater Deferred Consideration of $8.1 million in Other income, net, in the Company's condensed consolidated statement of operations and as a non-cash adjustment to reconcile net loss to cash flows provided by operating activities in the Company's consolidated statement of cash flows for the three months ended March 31, 2019.

The Edgewater Acquisition has been accounted for as a business combination and the financial results of Edgewater have been included in the Company's consolidated financial statements for the period subsequent to its acquisition.

As of March 31, 2019, the valuation of acquired assets, identifiable intangible assets and certain assumed liabilities was preliminary. The Company is continuing the process of reviewing the facts and circumstances existing as of the Edgewater Acquisition Date in order to finalize its valuation. The Company expects to finalize the valuation of the assets acquired and liabilities assumed by the third quarter of 2019.

A summary of the preliminary allocation of the purchase consideration for Edgewater as of March 31, 2019 is as follows (in thousands):

RIBBON COMMUNICATIONS INC.
Notes to Condensed Consolidated Financial Statements (Continued)
(unaudited)

Fair value of consideration transferred:
Cash consideration:
Cash paid to Edgewater Selling Stakeholders	$51,162
Less cash acquired	(4,773)
Net cash consideration	46,389
Deferred purchase consideration	30,000
Fair value of Ribbon stock issued	30,000
Fair value of equity awards assumed (see Note 11)	747
Fair value of total consideration	$107,136

Fair value of assets acquired and liabilities assumed:
Current assets, net of cash acquired	$16,098
Property and equipment	245
Intangible assets:
Developed technology	29,500
Customer relationships	26,100
Trade names	1,100
Goodwill	48,053
Other noncurrent assets	103
Deferred revenue	(2,749)
Other current liabilities	(9,926)
Deferred revenue, net of current	(669)
Other long-term liabilities	(719)
$107,136

The valuation of the acquired intangible assets is inherently subjective and relies on significant unobservable inputs. The Company used an income approach to value the acquired developed technology, customer relationships and trade name intangible assets. The valuation for each of these intangible assets was based on estimated projections of expected cash flows to be generated by the assets, discounted to the present value at discount rates commensurate with perceived risk. The valuation assumptions take into consideration the Company's estimates of customer attrition, technology obsolescence and revenue growth projections. The Company is amortizing the identifiable intangible assets in relation to the expected cash flows from the individual intangible assets over their respective useful lives, which have a weighted average life of 8.4 years (see Note 6). Goodwill resulting from the transaction is primarily due to expected synergies between the combined companies and is not deductible for tax purposes.

The Company has not provided pro forma financial information, as the historical amounts are not significant to the Company's consolidated financial statements.

Acquisition- and Integration-Related Expenses

Acquisition- and integration-related expenses include those expenses related to acquisitions that would otherwise not have been incurred by the Company, including professional and services fees, such as legal, audit, consulting, paying agent and other fees, and expenses related to cash payments to certain former executives of the acquired businesses in connection with their employment agreements. Integration-related expenses represent incremental costs related to combining the Company and its business acquisitions, such as third-party consulting and other third-party services related to merging previously separate companies' systems and processes. Of the expense recorded in the three months ended March 31, 2019, the acquisition-related expenses relate to the Anova Acquisition and the integration-related expenses primarily relate to the Merger and, to a lesser extent, the Edgewater Acquisition. The acquisition- and integration-related expenses recorded in the three months ended March 31, 2018 relate to the Merger.

The Company's acquisition- and integration-related expenses for the three months ended March 31, 2019 and 2018 were as follows (in thousands):

RIBBON COMMUNICATIONS INC.
Notes to Condensed Consolidated Financial Statements (Continued)
(unaudited)

	Three months ended
	March 31, 2019	March 31, 2018
Professional and services fees (acquisition-related)	$1,505	$210
Management bonuses (acquisition-related)	—	1,674
Integration-related expenses	1,694	2,528
	$3,199	$4,412

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

The calculations of shares used to compute loss per share were as follows (in thousands):

	Three months ended
	March 31, 2019	March 31, 2018
Weighted average shares outstanding—basic	108,167	101,917
Potential dilutive common shares	—	—
Weighted average shares outstanding—diluted	108,167	101,917

Options to purchase the Company's common stock, unvested shares of restricted and performance-based stock and stock units, and shares in connection with future purchases under the Company's Amended and Restated 2000 Employee Stock Purchase Plan, as amended (the "ESPP"), aggregating 4.5 million shares have not been included in the computation of diluted loss per share for the three months ended March 31, 2019 because their effect would have been antidilutive. Options to purchase the Company's common stock and unvested shares of restricted and performance-based stock and stock units aggregating 2.7 million shares have not been included in the computation of diluted loss per share for the three months ended March 31, 2018 because their effective would have been antidilutive.

(4) CASH EQUIVALENTS, MARKETABLE SECURITIES AND INVESTMENTS

The Company invests in debt instruments, primarily U.S. government-backed, municipal and corporate obligations, which management believes to be high quality (investment grade) credit instruments.

The Company did not sell any of its available-for-sale securities during the three months ended March 31, 2019 or 2018. The Company did not hold any investments that would mature beyond one year at either March 31, 2019 or December 31, 2018.

On a quarterly basis, the Company reviews its marketable securities and investments to determine if there have been any events that could create a credit impairment. Based on its reviews, the Company does not believe that any impairment existed with its current holdings at March 31, 2019.

The amortized cost, gross unrealized gains and losses and fair value of the Company's marketable debt securities and investments at March 31, 2019 and December 31, 2018 were comprised of the following (in thousands):

RIBBON COMMUNICATIONS INC.
Notes to Condensed Consolidated Financial Statements (Continued)
(unaudited)

	March 31, 2019
	Amortized cost	Unrealized gains	Unrealized losses	Fair value
Cash equivalents	$747	$—	$—	$747

Marketable securities
U.S. government agency notes	$2,000	$—	$(2)	$1,998

	December 31, 2018
	Amortized cost	Unrealized gains	Unrealized losses	Fair value
Cash equivalents	$310	$—	$—	$310

Marketable securities
U.S. government agency notes	$3,998	$—	$(9)	$3,989
Corporate debt securities	3,301	—	(6)	3,295
	$7,299	$—	$(15)	$7,284

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

The following table shows the fair value of the Company's financial assets at March 31, 2019 and December 31, 2018. These financial assets are comprised of the Company's available-for-sale debt securities and reported under the captions Cash and cash equivalents and Marketable securities in the condensed consolidated balance sheets (in thousands):

		Fair value measurements at March 31, 2019 using:
	Total carrying value at March 31, 2019	Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Cash equivalents	$747	$747	$—	$—

Marketable securities
U.S. government agency notes	$1,998	$—	$1,998	$—

RIBBON COMMUNICATIONS INC.
Notes to Condensed Consolidated Financial Statements (Continued)
(unaudited)

		Fair value measurements at December 31, 2018 using:
	Total carrying value at December 31, 2018	Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Cash equivalents	$310	$310	$—	$—

Marketable securities
U.S. government agency notes	$3,989	$—	$3,989	$—
Corporate debt securities	3,295	—	3,295	—
	$7,284	$—	$7,284	$—

The Company's marketable securities have been valued with the assistance of valuations provided by third-party pricing services, as derived from such services' pricing models. Inputs to the models may include, but are not limited to, reported trades, executable bid and asked prices, broker/dealer quotations, prices or yields of securities with similar characteristics, benchmark curves or information pertaining to the issuer, as well as industry and economic events. The pricing services may use a matrix approach, which considers information regarding securities with similar characteristics to determine the valuation for a security. The Company is ultimately responsible for the condensed consolidated financial statements and underlying estimates. Accordingly, the Company assesses the reasonableness of the valuations provided by the third-party pricing services by reviewing actual trade data, broker/dealer quotes and other similar data, which are obtained from quoted market prices or other sources.

(5) INVENTORY

Inventory at March 31, 2019 and December 31, 2018 consisted of the following (in thousands):

	March 31, 2019	December 31, 2018
On-hand final assemblies and finished goods inventories	$16,653	$19,879
Deferred cost of goods sold	2,861	3,798
	19,514	23,677
Less noncurrent portion (included in other assets)	(644)	(1,075)
Current portion	$18,870	$22,602

RIBBON COMMUNICATIONS INC.
Notes to Condensed Consolidated Financial Statements (Continued)
(unaudited)

(6) INTANGIBLE ASSETS AND GOODWILL

The Company's intangible assets at March 31, 2019 and December 31, 2018 consisted of the following (in thousands):

March 31, 2019	Weighted average amortization period (years)	Cost	Accumulated amortization	Net carrying value
In-process research and development	*	$5,600	$—	$5,600
Developed technology	6.83	186,880	72,832	114,048
Customer relationships	9.47	154,140	24,348	129,792
Trade names	5.20	2,000	771	1,229
Internal use software	3.00	730	730	—
	7.86	$349,350	$98,681	$250,669

December 31, 2018	Weighted average amortization period (years)	Cost	Accumulated amortization	Net carrying value
In-process research and development	*	$5,600	$—	$5,600
Developed technology	6.91	182,880	63,187	119,693
Customer relationships	9.44	146,940	22,218	124,722
Trade names	5.20	2,000	624	1,376
Internal use software	3.00	730	730	—
	7.88	$338,150	$86,759	$251,391

* An in-process research and development intangible asset has an indefinite life until the product is generally available, at which time such asset is typically reclassified to developed technology.

Amortization expense for intangible assets for the three months ended March 31, 2019 and 2018 was as follows (in thousands):

	Three months ended		Statement of operations classification
	March 31, 2019	March 31, 2018
Developed technology	$9,645	$9,592	Cost of revenue - product
Customer relationships	2,130	2,605	Sales and marketing
Trade names	147	112	Sales and marketing
	$11,922	$12,309

RIBBON COMMUNICATIONS INC.
Notes to Condensed Consolidated Financial Statements (Continued)
(unaudited)

Estimated future amortization expense for the Company's intangible assets at March 31, 2019 was as follows (in thousands):

Years ending December 31,
Remainder of 2019	$37,303
2020	48,815
2021	42,493
2022	35,113
2023	27,538
Thereafter	59,407
$250,669

The changes in the carrying value of the Company's goodwill in the three months ended March 31, 2019 and 2018 were as follows (in thousands):

Balance at January 1	2019	2018
Goodwill	$386,761	$338,822
Accumulated impairment losses	(3,106)	(3,106)
	383,655	335,716
Acquisition of Anova	5,541	—
Balance at March 31	$389,196	$335,716

Balance at March 31
Goodwill	$392,302	$338,822
Accumulated impairment losses	(3,106)	(3,106)
	$389,196	$335,716

(7) ACCRUED EXPENSES
Accrued expenses at March 31, 2019 and December 31, 2018 consisted of the following (in thousands):

	March 31, 2019	December 31, 2018
Employee compensation and related costs	$24,567	$42,852
Professional fees	12,493	7,994
Deferred purchase consideration	1,700	15,000
Other	19,694	18,417
	$58,454	$84,263

(8) RESTRUCTURING ACCRUALS

The Company recorded restructuring expense aggregating $4.9 million in the three months ended March 31, 2019 and $6.7 million in the three months ended March 31, 2018.

Merger Restructuring Initiative

In connection with the Merger, the Company's management approved a restructuring plan in the fourth quarter of 2017 to eliminate certain redundant positions and facilities within the combined companies (the "Merger Restructuring Initiative"). In connection with this initiative, the Company recorded restructuring expense of $4.9 million in the three months ended March

RIBBON COMMUNICATIONS INC.
Notes to Condensed Consolidated Financial Statements (Continued)
(unaudited)

31, 2019 and $6.5 million in the three months ended March 31, 2018. Of the amount recorded in the three months ended March 31, 2019, virtually all was for severance and related costs for approximately 40 employees. The amount recorded in the three months ended March 31, 2018 represented severance and related costs for approximately 115 employees. The Company anticipates it will record nominal future expense in connection with this initiative as it continues to combine the two businesses and benefit from operational synergies. In connection with the adoption of ASC 842 effective January 1, 2019, the Company wrote off the remaining restructuring accrual related to facilities under ASC 842. The Company expects that the amount accrued at March 31, 2019 for severance will be paid by the end of the first half of 2020.

A summary of the Merger Restructuring Initiative accrual activity for the three months ended March 31, 2019 is as follows (in thousands):

	Balance at January 1, 2019	Initiatives charged to expense	Adjustment for the impact of ASC 842 adoption	Cash payments	Balance at March 31, 2019
Severance	$1,910	$4,919	$—	$(1,386)	$5,443
Facilities	771	13	(771)	(13)	—
	$2,681	$4,932	$(771)	$(1,399)	$5,443

Other Restructuring Initiatives

At December 31, 2018, the Company had nominal restructuring accrual balances under three other restructuring initiatives, all related to redundant facilities. In connection with the adoption of ASC 842, on January 1, 2019, the Company wrote off the remaining restructuring accruals of two initiatives and expects to utilize the remaining accrual under the third initiative in the second quarter of 2019.

Balance Sheet Classification

The current portions of accrued restructuring are included as a component of Accrued expenses and the long-term portions of accrued restructuring are included as a component of Other long-term liabilities in the condensed consolidated balance sheets. There was no long-term portion of accrued restructuring at March 31, 2019. The long-term portion of accrued restructuring totaled $0.5 million at December 31, 2018. This amount represented future lease payments on restructured facilities.

(9) DEBT

Senior Secured Credit Facility

On December 21, 2017, the Company entered into a Senior Secured Credit Facilities Credit Agreement (as amended, the “Credit Facility”), by and among the Company, as a guarantor, Sonus Networks, Inc., as the borrower (“Borrower”), Silicon Valley Bank ("SVB"), as administrative agent (in such capacity, the “Administrative Agent”), issuing lender, swingline lender and lead arranger and the lenders party thereto (each referred to individually as a “Lender”, and collectively, the “Lenders”), which refinanced the prior credit agreement with SVB that the Company had assumed in connection with the Merger. The Credit Facility includes $100 million of commitments, the full amount of which is available for revolving loans, a $15 million sublimit that is available for letters of credit and a $15 million sublimit that is available for swingline loans. On June 24, 2018, the Company amended the Credit Facility to, among other things, permit the Edgewater Acquisition and related transactions. The Company was in compliance with all covenants of the Credit Facility at March 31, 2019 and December 31, 2018. At March 31, 2019, the Company had an outstanding debt balance of $57.0 million at an average interest rate of 5.48% and $4.2 million of outstanding letters of credit at an average interest rate of 1.75% under the Credit Facility. At December 31, 2018, the Company had an outstanding debt balance of $55.0 million at an interest rate of 5.96% and $2.7 million of outstanding letters

RIBBON COMMUNICATIONS INC.
Notes to Condensed Consolidated Financial Statements (Continued)
(unaudited)

of credit at an average interest rate of 1.75% under the Credit Facility. The Company was in compliance with all covenants of the Credit Facility at March 31, 2019.

On April 29, 2019, the Company amended and restated the Credit Facility (the "New Credit Facility"). In addition to the original $100 million of commitments, the New Credit Facility now includes an additional $50 million term loan facility that was advanced in full on April 29, 2019. The New Credit Facility also includes procedures for additional financial institutions to become lenders, or for any existing lender to increase its commitment under either the term loan facility or the revolving loan facility, subject to an aggregate increase of $75 million for all incremental commitments under the New Credit Facility. The New Credit Facility is scheduled to mature in April 2024. In addition to SVB, lenders under the New Credit Facility include Citizens Bank N.A., SunTrust Bank and JPMorgan Chase Bank, N.A.

The indebtedness and other obligations under the New Credit Facility are unconditionally guaranteed on a senior secured basis by the Company and each other material U.S. domestic subsidiary of the Company (collectively, the “Guarantors”). The New Credit Facility is secured by first-priority liens on substantially all of the assets of the Borrower and the Guarantors, including the Company.

The New Credit Facility requires periodic interest payments on any outstanding borrowings under the facility. The Borrower may prepay all revolving loans under the New Credit Facility at any time without premium or penalty (other than customary LIBOR breakage costs), subject to certain notice requirements.

Revolving loans under the New Credit Facility bear interest at the Borrower’s option at either the Eurodollar (LIBOR) rate plus a margin ranging from 1.50% to 3.00% per year or the base rate (the highest of the Federal Funds rate plus 0.50%, or the prime rate announced from time to time in The Wall Street Journal) plus a margin ranging from 0.50% to 2.00% per year (such margins being referred to as the “Applicable Margin”). The Applicable Margin varies depending on the Company’s consolidated leverage ratio (as defined in the New Credit Facility). The base rate and the LIBOR rate are each subject to a zero percent floor.

The Borrower is charged a commitment fee ranging from 0.20% to 0.30% per year on the daily amount of the unused portions of the commitments under the New Credit Facility. Additionally, with respect to all letters of credit outstanding under the New Credit Facility, the Borrower is charged a fronting fee of 0.125% per year and an outstanding letter of credit fee equal to the Applicable Margin for base rate loans times the amount equal to be drawn under each letter of credit.

The New Credit Facility requires compliance with certain financial covenants, including a minimum consolidated quick ratio, minimum consolidated fixed charge coverage ratio and maximum consolidated leverage ratio, all of which are defined in the New Credit Facility and tested on a quarterly basis.

In addition, the New Credit Facility contains various covenants that, among other restrictions, limit the Company’s and its subsidiaries’ ability to enter into certain types of transactions, including, but not limited to: incurring or assuming indebtedness; granting or assuming liens; making acquisitions or engaging in mergers; repurchasing equity and making dividend and certain other restricted payments; making investments; selling or otherwise transferring assets; engaging in transactions with affiliates; entering into sale and leaseback transactions; entering into burdensome agreements; changing the nature of its business; modifying the its organizational documents; and amending or making prepayments on certain junior debt.

The New Credit Facility contains events of default that are customary for a secured credit facility. If an event of default relating to bankruptcy or other insolvency events with respect to a borrower occurs, all obligations under the New Credit Facility will immediately become due and payable. If any other event of default exists under the New Credit Facility, the lenders may accelerate the maturity of the obligations outstanding under the New Credit Facility and exercise other rights and remedies, including charging a default rate of interest equal to 2.00% per year above the rate that would otherwise be applicable. In addition, if any event of default exists under the New Credit Facility, the lenders may commence foreclosure or other actions against the collateral.

If any default exists under the New Credit Facility, or if the Borrower is unable to make any of the representations and warranties as stated in the New Credit Facility at the applicable time, the Borrower will be unable to borrow funds or have

RIBBON COMMUNICATIONS INC.
Notes to Condensed Consolidated Financial Statements (Continued)
(unaudited)

letters of credit issued under the New Credit Facility, which, depending on the circumstances prevailing at that time, could have a material adverse effect on the Borrower’s liquidity and working capital.

Promissory Note

In connection with the Merger, on October 27, 2017, the Company issued the Promissory Note for $22.5 million to certain of GENBAND's equity holders (the "Promissory Note"). The Promissory Note does not amortize, and the principal thereon is payable in full on the third anniversary of its execution. Interest on the Promissory Note is payable quarterly in arrears and accrued at a rate of 7.5% per year for the first six months after issuance, and thereafter at a rate of 10% per year. The failure to make any payment under the Promissory Note when due and, with respect to payment of any interest, the continuation of such failure for a period of thirty days thereafter, constitutes an event of default under the Promissory Note. If an event of default occurs under the Promissory Note, the payees may declare the entire balance of the Promissory Note due and payable (including principal and accrued and unpaid interest) within five business days of the payees' notification to the Company of such acceleration. Interest that is not paid on the interest payment date will increase the principal amount of the Promissory Note. At March 31, 2019, the Promissory Note balance was $24.7 million, comprised of $22.5 million of principal and $2.2 million of interest converted to principal. At December 31, 2018, the Promissory Note balance was $24.1 million, comprised of $22.5 million of principal and $1.6 million of interest converted to principal.

On April 29, 2019, concurrently with the amendment and restatement of the Credit Facility as discussed above, the Company repaid in full all outstanding amounts under the Promissory Note. The Company did not incur any early termination penalties in connection with this repayment.

(10) REVENUE RECOGNITION

The Company accounts for revenue in accordance with ASC 606, Revenue from Contracts with Customers ("ASC 606" or the "New Revenue Standard"), which we adopted on January 1, 2018 using the modified retrospective method.

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

RIBBON COMMUNICATIONS INC.
Notes to Condensed Consolidated Financial Statements (Continued)
(unaudited)

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

Deferred Revenue

Deferred revenue is a contract liability representing amounts collected from or invoiced to customers in excess of revenue recognized. This results primarily from the billing of annual customer support agreements where the revenue is recognized over the term of the agreement. The value of deferred revenue will increase or decrease based on the timing of recognition of revenue.

Disaggregation of Revenue

The Company disaggregates its revenue from contracts with customers based on the nature of the products and services and the geographic regions in which each customer is domiciled. The Company's revenue for the three months ended March 31, 2019 and 2018 was disaggregated as follows:

RIBBON COMMUNICATIONS INC.
Notes to Condensed Consolidated Financial Statements (Continued)
(unaudited)

Three months ended March 31, 2019	Product revenue	Service revenue (maintenance)	Service revenue (professional services)	Total revenue
United States	$28,446	$32,787	$7,343	$68,576
Europe, Middle East and Africa	6,458	10,723	2,849	20,030
Japan	3,961	2,913	1,562	8,436
Other Asia Pacific	4,675	3,663	869	9,207
Other	3,940	6,903	1,836	12,679
	$47,480	$56,989	$14,459	$118,928

Three months ended March 31, 2018	Product revenue	Service revenue (maintenance)	Service revenue (professional services)	Total revenue
United States	$17,801	$31,649	$7,434	$56,884
Europe, Middle East and Africa	11,420	11,148	2,833	25,401
Japan	5,670	2,853	955	9,478
Other Asia Pacific	12,887	3,097	1,069	17,053
Other	3,753	7,315	1,296	12,364
	$51,531	$56,062	$13,587	$121,180

The Company's product revenue from its direct sales program and from indirect sales through its channel partner program for the three months ended March 31, 2019 and 2018 was as follows (in thousands):

	Three months ended
	March 31, 2019	March 31, 2018
Indirect sales through channel program	$19,174	$8,253
Direct sales	28,306	43,278
	$47,480	$51,531

The Company's product revenue from sales to enterprise customers and from sales to service provider customers for the three months ended March 31, 2019 and 2018 was as follows (in thousands):

	Three months ended
	March 31, 2019	March 31, 2018
Sales to enterprise customers	$14,755	$7,254
Sales to service provider customers	32,725	44,277
	$47,480	$51,531

Revenue Contract Balances

The timing of revenue recognition, billings and cash collections results in billed accounts receivable, unbilled receivables, which are contract assets, and customer advances and deposits, which are contract liabilities, in the Company's condensed consolidated balance sheets. Amounts are billed as work progresses in accordance with agreed-upon contractual terms, either at periodic intervals or upon achievement of contractual milestones. Completion of services and billing may occur subsequent to revenue recognition, resulting in contract assets. The Company may receive advances or deposits from its customers before revenue is recognized, resulting in contract liabilities which are classified as deferred revenue. These assets and liabilities are reported in the Company's condensed consolidated balance sheets on a contract-by-contract basis as of the end of each reporting

RIBBON COMMUNICATIONS INC.
Notes to Condensed Consolidated Financial Statements (Continued)
(unaudited)

period. Changes in the contract asset and liability balances during the three months ended March 31, 2019 were not materially impacted by any factors other than billing and revenue recognition. Nearly all of the Company's deferred revenue balance is related to services revenue, primarily customer support contracts. Unbilled receivables stem primarily from engagements where services have been performed; however, billing cannot occur until services are completed.

In some arrangements, the Company allows customers to pay for term-based software licenses and products over the term of the software license. The Company also sells SaaS-based software under subscription arrangements, with payment terms over the term of the SaaS agreement. Amounts recognized as revenue in excess of amounts billed are recorded as unbilled receivables. Unbilled receivables that are anticipated to be invoiced in the next twelve months are included in Accounts receivable on the Company's condensed consolidated balance sheets. The changes in the Company's accounts receivable, unbilled receivables and deferred revenue balances for the three months ended March 31, 2019 were as follows (in thousands):

	Accounts receivable	Unbilled accounts receivable	Deferred revenue (current)	Deferred revenue (long-term)
Balance at January 1, 2019	$174,310	$13,543	$105,087	$17,572
Increase (decrease), net	(58,339)	5,287	4,196	(1,779)
Balance at March 31, 2019	$115,971	$18,830	$109,283	$15,793

The decrease in accounts receivable was primarily the result of lower billings in the current year period compared with the Company's typically higher billings at year-end. The Company recognized $33 million of revenue in the three months ended March 31, 2019 that was recorded as deferred revenue at December 31, 2018. The Company recognized approximately $33 million of revenue in the three months ended March 31, 2018 that was recorded as deferred revenue at December 31, 2017. Of the Company's deferred revenue reported as long-term in its condensed consolidated balance sheet at March 31, 2019, the Company expects that approximately $9 million will be recognized as revenue in 2020, approximately $5 million will be recognized as revenue in 2021 and approximately $2 million will be recognized as revenue in 2022 and beyond.

All freight-related customer invoicing is recorded as revenue, while the shipping and handling costs that occur after control of the promised goods or services transfer to the customer are reported as fulfillment costs, a component of Cost of revenue - product in the Company's condensed consolidated statements of operations.

Deferred Commissions Cost

Sales commissions earned by the Company's employees are considered incremental and recoverable costs of obtaining a contract with a customer. Expense related to commission payments has been deferred on our condensed consolidated balance sheet and is being amortized over the expected life of the customer contract, which averages five years. At both March 31, 2019 and December 31, 2019, the Company had $2.7 million of deferred sales commissions capitalized.

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

RIBBON COMMUNICATIONS INC.
Notes to Condensed Consolidated Financial Statements (Continued)
(unaudited)

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

Executive Equity Arrangements

Stock-for-Cash Bonus Election

In connection with the Company's annual incentive program, certain executives of the Company were given the choice to receive a portion, ranging from 10% to 50% (the "Elected Percentage") of their fiscal year 2018 bonuses (the "2018 Bonus"), if any were earned, in the form of shares of the Company's common stock (the "2018 Bonus Shares" and such program, the "Stock Bonus Election Program"). Each executive could also elect not to participate in this program and earn his or her 2018 Bonus, if any, in the form of cash. Any executive who elected to receive a portion of his or her 2018 Bonus in stock would also receive an uplift of 20% of the value of the 2018 Bonus Shares in additional shares of the Company’s common stock (the “Uplift Shares”), with the exception of the Company’s Chief Executive Officer and his senior leadership team. Under the Stock Bonus Election Program, the amount of the 2018 Bonus, if any, for each executive would be determined by the Compensation Committee of the Board of Directors (the "Compensation Committee").

The number of shares earned by each of the 23 participants in the Stock Bonus Election Program was calculated by multiplying each participant's 2018 Bonus as determined by the Compensation Committee by the applicable Elected Percentage (including the amount attributable to Uplift Shares, if applicable) and dividing the resulting amount by $4.97, the closing price of the Company's common stock on March 8, 2019, the date of the company-wide cash bonus payments. The Company granted 198,949 shares in the aggregate in connection with the 2018 Bonus Shares on March 15, 2019, and such shares were fully vested on the date of grant. However, each participant in the Stock Bonus Election Program is contractually restricted from trading the 2018 Bonus Shares for five months after the date of grant. Both the grant and vest of the 2018 Bonus Shares are included in the RSU table below.

Performance-Based Stock Grants

In addition to granting RSAs and RSUs to its executives and certain of its employees, the Company also grants PSUs to certain of its executives.

2019 PSU Grants. In March 2019, the Company granted certain of its executives an aggregate of 835,735 PSUs, of which 501,441 PSUs had both performance and service conditions (the "Performance PSUs") and 334,294 PSUs had both market and service conditions (the "Market PSUs").

Each executive's Performance PSU grant is comprised of three consecutive fiscal year performance periods from 2019 through 2021 (each, a "Fiscal Year Performance Period"), with one-third of the Performance PSUs attributable to each Fiscal Year Performance Period. The number of shares that will vest for each Fiscal Year Performance Period will be based on the achievement of certain metrics related to the Company's financial performance for the applicable year on a standalone basis (each, a "Fiscal Year Performance Condition"). The Company's achievement of the 2019 Fiscal Year Performance Conditions (and the number of shares of Company common stock to vest as a result thereof) will be measured on a linear sliding scale in

RIBBON COMMUNICATIONS INC.
Notes to Condensed Consolidated Financial Statements (Continued)
(unaudited)

relation to specific threshold, target and stretch performance conditions. The Company is recording stock-based compensation expense for the Performance PSUs based on its assessment of the probability that each performance condition will be achieved and the level, if any, of such achievement. As of March 31, 2019, the Company determined that the grant date criteria for the 2020 and 2021 Fiscal Year Performance Periods had not been met, as the 2020 and 2021 Fiscal Year Performance Conditions had not been established by the Company. Accordingly, the nominal stock-based compensation expense recorded in the three months ended March 31, 2019 in connection with the Performance PSUs is related only to those PSUs with 2019 Fiscal Year Performance Conditions. The Compensation Committee will determine the number of shares earned, if any, after the Company's financial results for each Fiscal Year Performance Period are finalized. Upon the determination by the Compensation Committee of the number of shares that will be received upon vesting of the PSUs, such number of shares will become fixed and the unamortized expense recorded through the remainder of the service period that ends March 15, 2022, at which time the total Performance PSUs earned, if any, will vest, pending each executive's continued employment with the Company through that date. The number of shares of common stock to be achieved upon vesting of the Performance PSUs will in no event exceed 200% of the Performance PSUs. Shares subject to the Performance PSUs that fail to be earned will be forfeited.

The Market PSUs have one three-year performance period which ends on December 31, 2021 (the "Market Performance Period"). The number of shares subject to the Market PSUs that will vest, if any, on March 15, 2022, will be dependent upon the Company's total shareholder return ("TSR") compared with the TSR of the companies included in the Nasdaq Telecommunications Index for the same Market Performance Period, measured by the Compensation Committee after the Market Performance Period ends. The shares determined to be earned will vest on March 15, 2022, pending each executive's continued employment with the Company through that date. The number of shares of common stock to be achieved upon vesting of the Market PSUs will in no event exceed 200% of the Market PSUs. Shares subject to the Market PSUs that fail to be earned will be forfeited. The Company recorded nominal stock-based compensation expense related to the Market PSUs in the three months ended March 31, 2019.

2018 PSU Grant. In May 2018, the Company granted its President and Chief Executive Officer Franklin (Fritz) Hobbs ("Mr. Hobbs"), 195,000 PSUs with both performance and service conditions (the "2018 PSUs"). Of the 195,000 2018 PSUs, one-half of such PSUs were eligible to vest based on the achievement of two separate metrics related to the Company's 2018 financial performance (the "2018 Performance Conditions"). The Company's achievement of the 2018 Performance Conditions (and the number of shares of Company common stock to be received upon vesting as a result thereof) will be measured on a linear sliding scale in relation to specific threshold, target and stretch performance conditions. The number of shares of common stock to be received upon vesting of the 2018 PSUs would in no event exceed 150% of the 2018 PSUs. In February 2019, the Compensation Committee determined that the performance metrics for one-half of the 2018 PSUs had been achieved at the 106.49% achievement level and one-half of the 2018 PSUs had been achieved at the 150% level. However, in April 2019, the Compensation Committee subsequently determined that the performance metrics for the entire 2018 PSUs had been achieved at the 150% level, for a total of 292,500 shares eligible to be issued, pending Mr. Hobbs’ continued employment with the Company through December 31, 2020, the vesting date of the 2018 PSUs. The Company recorded stock-based compensation expense of $0.2 million in the three months ended March 31, 2019 in connection with the 2018 PSUs.

2017 PSU Grants. On March 31, 2017, the Company granted an aggregate of 165,000 PSUs with both market and service conditions to five of its executives (the "2017 PSUs"). The terms of each PSU grant were such that up to one-third of the shares subject to the respective PSU grant would vest, if at all, on each of the respective first, second and third anniversaries of the date of grant, depending on the Company's TSR compared with the TSR of the companies included in the Nasdaq Telecommunications Index for the same fiscal year, measured by the Compensation Committee after each of the fiscal years as defined by each grant (each, a "Performance Period"). The shares determined to be earned would vest on the anniversary of the grant date following each Performance Period. Shares subject to the PSUs that failed to be earned would be forfeited. In March 2018, the Compensation Committee determined that the performance metrics for the 2017 PSUs for the 2017 Performance Period had been achieved at the 130% level and accordingly, 33,584 shares in the aggregate were released to the three executives holding such outstanding grants, comprised of 25,834 shares, representing the 100% achievement target, granted on March 31, 2017 and 7,750 shares, representing the 30% achievement over target, granted on March 31, 2018. In February 2019, the Compensation Committee determined that the performance metrics for the 2017 PSUs for the 2018 Performance Period had been achieved at the 61.4% level and accordingly, 9,466 were released to the three executives holding such outstanding grants on March 31, 2019. The shares that failed to be earned for the 2018 Performance Period, aggregating 5,950 shares, were forfeited. At March 31, 2019, there were no remaining unvested 2017 PSUs outstanding. The release and

RIBBON COMMUNICATIONS INC.
Notes to Condensed Consolidated Financial Statements (Continued)
(unaudited)

forfeiture of the shares related to the 2018 Performance Period are included in the PSU table below.

Accounting for PSUs with Market Conditions. PSUs that include a market condition require the use of a Monte Carlo simulation approach to model future stock price movements based upon the risk-free rate of return, the date of return, the volatility of each entity and the pair-wise covariance between each entity. These results are then used to calculate the grant date fair values of the respective PSUs. The Company is required to record expense for the PSUs with market conditions through their respective final vesting dates, regardless of the number of shares that are ultimately earned. As of March 31, 2019, the calculation of the grant date fair value of the Market PSUs had not been completed. The Company used a grant date fair value of $5.22, the closing stock price on the date of grant, to calculate expense attributable to the three months ended March 31, 2019 for the Market PSUs. The Company is also using this stock price for PSU activity reported in the PSU table below. Upon completion of the Monte Carlo analysis and finalization of the grant date fair value of the Market PSUs, which it expects to complete in the second quarter of 2019, the Company will record a cumulative adjustment to expense and adjust their grant date fair for subsequent reporting. The Company does not expect the cumulative adjustment to expense will have a material impact on its consolidated financial statements.

Stock Options

The activity related to the Company's outstanding stock options for the three months ended March 31, 2019 was as follows:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value (in thousands)
Outstanding at January 1, 2019	582,061	$9.01
Granted	—	$—
Exercised	(88,354)	$1.70
Forfeited	(12,991)	$2.62
Expired	(20,724)	$9.63
Outstanding at March 31, 2019	459,992	$10.56	4.93	$527
Vested or expected to vest at March 31, 2019	446,586	$10.81	4.84	$489
Exercisable at March 31, 2019	355,789	$13.02	4.08	$216

Additional information regarding the Company's stock options for the three months ended March 31, 2019 was as follows (in thousands):

Total intrinsic value of stock options exercised	$347
Cash received from the exercise of stock options	$151

Restricted Stock Awards and Units

The activity related to the Company's RSAs for the three months ended March 31, 2019 was as follows:

	Shares	Weighted Average Grant Date Fair Value
Unvested balance at January 1, 2019	1,508,011	$6.90
Granted	—	$—
Vested	(540,503)	$7.03
Forfeited	(12,165)	$7.04
Unvested balance at March 31, 2019	955,343	$6.82

RIBBON COMMUNICATIONS INC.
Notes to Condensed Consolidated Financial Statements (Continued)
(unaudited)

The activity related to the Company's RSUs for the three months ended March 31, 2019 was as follows:

	Shares	Weighted Average Grant Date Fair Value
Unvested balance at January 1, 2019	636,300	$6.52
Granted	1,567,675	$5.22
Vested	(266,310)	$5.68
Forfeited	—	$—
Unvested balance at March 31, 2019	1,937,665	$5.58

The total grant date fair value of shares of restricted stock granted under RSAs and RSUs that vested during the three months ended March 31, 2019 was $5.3 million.

Performance-Based Stock Units

The activity related to the Company's PSUs for the three months ended March 31, 2019 was as follows:

	Shares	Weighted Average Grant Date Fair Value
Unvested balance at January 1, 2019	210,416	$5.77
Granted	835,735	$5.22
Vested	(9,466)	$8.55
Forfeited	(5,950)	$8.55
Unvested balance at March 31, 2019	1,030,735	$5.28

The total grant date fair value of shares of restricted stock granted under PSUs that vested during the three months ended March 31, 2019 was $0.1 million.

Employee Stock Purchase Plan

The Company's Amended and Restated 2000 Employee Stock Purchase Plan ("ESPP") is designed to provide eligible employees of the Company and its participating subsidiaries an opportunity to purchase common stock of the Company through accumulated payroll deductions. The ESPP provides for six-month offering periods with the purchase price of the stock equal to 85% of the lesser of the closing market price on the first or last day of the offering period. The maximum number of shares of common stock an employee may purchase during each offering period is 500, subject to certain adjustments pursuant to the ESPP.

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

Stock-Based Compensation

The condensed consolidated statements of operations include stock-based compensation for the three months ended March 31, 2019 and 2018 as follows (in thousands):

RIBBON COMMUNICATIONS INC.
Notes to Condensed Consolidated Financial Statements (Continued)
(unaudited)

	Three months ended
	March 31, 2019	March 31, 2018
Product cost of revenue	$14	$51
Service cost of revenue	92	132
Research and development	507	900
Sales and marketing	984	874
General and administrative	2,542	867
	$4,139	$2,824

There is no income tax benefit for employee stock-based compensation expense for the three months ended March 31, 2019 or 2018 due to the valuation allowance recorded.

At March 31, 2019, there was $16.4 million, net of expected forfeitures, of unrecognized stock-based compensation expense related to unvested stock options, awards and units and the ESPP. This expense is expected to be recognized over a weighted average period of approximately two years.

(12) MAJOR CUSTOMERS

The following customers contributed 10% or more of the Company's revenue in the three months ended March 31, 2019 and 2018:

	Three months ended
	March 31, 2019	March 31, 2018
Verizon Communications Inc.	15%	12%
AT&T Inc.	10%	*

* Represents less than 10% of revenue.

At March 31, 2019, two customers accounted for 10% or more of the Company's accounts receivable balance, representing approximately 26% in the aggregate of the Company's total accounts receivable. At December 31, 2018, two customers accounted for 10% or more of the Company's accounts receivable balance, representing approximately 32% in the aggregate of total accounts receivable. The Company performs ongoing credit evaluations of its customers and generally does not require collateral on accounts receivable. The Company maintains an allowance for doubtful accounts and such losses have been within management's expectations.

(13) RELATED PARTY TRANSACTIONS

As a portion of the consideration for the Merger, on October 27, 2017, the Company issued a Promissory Note for $22.5 million to certain of GENBAND's equity holders who, following the Merger, owned greater than five percent of the Company's outstanding shares. As described in Note 9 above, the Promissory Note does not amortize and the principal thereon is payable in full on the third anniversary of its execution. Interest on the Promissory Note is payable quarterly in arrears and accrued at a rate of 7.5% per year for the first six months after issuance, and thereafter at a rate of 10% per year. The failure to make any payment under the Promissory Note when due and, with respect to payment of any interest, the continuation of such failure for a period of thirty days thereafter, constitutes an event of default under the Promissory Note. If an event of default occurs under the Promissory Note, the payees may declare the entire balance of the Promissory Note due and payable (including principal

RIBBON COMMUNICATIONS INC.
Notes to Condensed Consolidated Financial Statements (Continued)
(unaudited)

and accrued and unpaid interest) within five business days of the payees' notification to the Company of such acceleration. At March 31, 2019, the Promissory Note balance was $24.7 million, which was comprised of $22.5 million of principal, plus $2.2 million of interest converted to principal. At December 31, 2018, the Promissory Note balance was $24.1 million, which was comprised of $22.5 million of principal, plus $1.6 million of interest converted to principal.

On April 29, 2019, the Company repaid in full all outstanding amounts under the Promissory Note. The Company did not incur any early termination penalties in connection with this repayment.

(14) INCOME TAXES

The Company's income tax provisions for the three months ended March 31, 2019 and 2018 reflect the Company's estimates of the effective rates expected to be applicable for the respective full years, adjusted for any discrete events, which are recorded in the period that they occur. These estimates are reevaluated each quarter based on the Company's estimated tax expense for the full year. The estimated effective rates do not include any benefit for the Company's domestic losses for the three months ended March 31, 2019 and 2018 or for the Company's Ireland losses for the three months ended March 31, 2018, as the Company has concluded that a valuation allowance is required.

The Tax Cuts and Jobs Act enacted in December 2017 allowed for a measurement period to complete the accounting for certain elements of the tax reform. The Company recorded a nominal adjustment in the three months ended March 31, 2018 to reduce the benefit of the provisional impact relating to the change in its deferred tax assets as a result of the new federal tax rate of 21%.

(15) LEASES

The Company has operating and finance leases for corporate offices, research and development facilities, and certain equipment. Operating leases are reported separately and finance leases are included in Property and equipment, net, in the condensed consolidated balance sheet at March 31, 2019. Finance leases are included in Property and equipment, net, in the condensed consolidated balance sheet at December 31, 2018.

The Company determines if an arrangement is a lease at inception. A contract is determined to contain a lease component if the arrangement provides the Company with a right to control the use of an identified asset. Lease agreements may include lease and non-lease components. In such instances for all classes of underlying assets, the Company does not separate lease and non-lease components but rather accounts for the entire arrangement under leasing guidance. Leases with an initial term of 12 months or less are not recorded on the balance sheet and lease expense for these leases is recognized on a straight-line basis over the lease term.

Right-of-use assets and lease liabilities are initially measured based on the present value of the future minimum fixed lease payments (i.e., fixed payments in the lease contract) over the lease term at the commencement date. As many of the Company's leases do not have a readily determinable implicit rate, the Company typically uses its incremental borrowing rate based on the information available at the commencement date in determining the present value of future minimum fixed lease payments. The Company calculates its incremental borrowing rate to reflect the interest rate that it would have to pay to borrow on a collateralized basis an amount equal to the lease payments in a similar economic environment over a similar term and considers its historical borrowing activities and market data from entities with comparable credit ratings in this determination. The measurement of the right-of-use asset also includes any lease payments made prior to the commencement date (excluding any lease incentives) and initial direct costs incurred. The Company assessed its right-of-use assets for impairment as of March 31, 2019 and determined no impairment has occurred.

Lease terms may include options to extend or terminate the lease and the Company incorporates such options in the lease term when it has the unilateral right to make such an election and it is reasonably certain that the Company will exercise that option. In making this determination, the Company considers its prior renewal and termination history and planned usage of

RIBBON COMMUNICATIONS INC.
Notes to Condensed Consolidated Financial Statements (Continued)
(unaudited)

the assets under lease, incorporating expected market conditions.

For operating leases, lease expense for minimum fixed lease payments is recognized on a straight-line basis over the lease term. The expense for finance leases includes both interest and amortization expense components, with the interest component calculated based on the effective interest method and the amortization component calculated based on straight-line amortization of the right-of-use asset over the lease term. Lease contracts may contain variable lease costs, such as common area maintenance, utilities and tax reimbursements that vary over the term of the contract. Variable lease costs are not included in minimum fixed lease payments and as a result, are excluded from the measurement of the right-of-use assets and lease liabilities. The Company expenses all variable lease costs as incurred.

The Company leases its corporate offices and other facilities under operating leases, which expire at various times through 2029. The Company's corporate headquarters is located in a leased facility in Westford, Massachusetts, consisting of 97,500 square feet under a lease that expires in August 2028. The Company's finance leases primarily consist of equipment.

The Company's right-of-use lease assets and lease liabilities at March 31, 2019 and December 31, 2018 were as follows (in thousands):

	Classification	March 31, 2019	December 31, 2018
Assets
Operating lease assets	Operating lease right-of-use assets	$42,166	$—
Finance lease assets*,**	Property and equipment, net	1,850	2,104
Total leased assets		$44,016	$2,104

Liabilities
Current
Operating	Operating lease liabilities	$7,214	$—
Finance	Accrued expenses and other	1,026	1,039
Noncurrent
Operating	Operating lease liabilities, net of current	39,151	—
Finance	Other long-term liabilities	1,107	1,324
Total lease liabilities		$48,498	$2,363

* Finance lease assets were recorded net of accumulated depreciation of $1.1 million at March 31, 2019 and $0.9 million at December 31, 2018.
** Finance lease assets were reported as capital lease assets prior to the Company's adoption of ASU 2016-02.

The components of lease expense for the three months ended March 31, 2019 were as follows (in thousands):

Operating lease cost	$2,441
Finance lease cost
Amortization of leased assets	244
Interest on lease liabilities	64
Short-term lease cost	4,671
Variable lease costs (costs excluded from minimum fixed lease payments)	601
Net lease cost	$8,021

The Company elected to use the alternative transition method as described in ASU 2018-11, which allows entities to initially apply ASU 2016-02 at the adoption date with no subsequent adjustments to prior period lease costs for comparability. As a result, operating leases in periods prior to the Company's adoption of ASU 2016-02 were not recorded on the consolidated balance sheet. Prior to the adoption of ASU 2016-02, rent expense (including any escalation clauses, free rent and other lease

RIBBON COMMUNICATIONS INC.
Notes to Condensed Consolidated Financial Statements (Continued)
(unaudited)

concessions) on operating leases was recognized on a straight-line basis over the minimum lease term, and this remains consistent with the Company's application of ASU 2016-02. Rent expense for the operating leases was $3.0 million for the three months ended March 31, 2018. Interest expense for finance leases was approximately $19,000 and amortization expense for finance leases was $0.1 million for the three months ended March 31, 2018.

Other information related to the Company's leases as of and for the three months ended March 31, 2019 was as follows (in thousands, except lease terms and percentages):

Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	$2,355
Operating cash flows from finance leases	$64
Financing cash flows from finance leases	$230
Weighted average remaining lease term (years)
Operating leases	7.30
Finance leases	1.90
Weighted average discount rate
Operating leases	6.54%
Finance leases	12.29%

Future minimum fixed lease payments under noncancellable leases at March 31, 2019 were as follows (in thousands):

	Operating	Finance
	leases	leases
Remainder of 2019	$7,457	$1,052
2020	9,202	1,039
2021	8,351	299
2022	6,584	—
2023	6,298	—
2024 and beyond	20,745	—
Total lease payments	58,637	2,390
Less: interest	(12,272)	(257)
Present value of lease liabilities	$46,365	$2,133

Future minimum fixed lease payments under noncancellable leases at December 31, 2018 and as reported in the Company's Annual Report on Form 10-K/A for the year ended December 31, 2018 were as follows (in thousands):

	Operating	Finance
	leases*	leases
2019	$10,705	$1,386
2020	8,384	1,010
2021	7,455	288
2022	5,691	—
2023	5,430	—
2024 and beyond	19,818	—
Total lease payments	$57,483	2,684
Less: interest		(321)
Present value of lease liabilities**		$2,363

* The amounts in this column include restructuring payments aggregating approximately $1 million, of which approximately 50% was due in less than one year and the remainder was due in one to three years. These amounts exclude current estimated sublease income aggregating approximately $125,000 over the remaining lease terms for restructured facilities.
** Prior to the Company's adoption of ASU 2016-02 on January 1, 2019, operating leases were not recorded on the

RIBBON COMMUNICATIONS INC.
Notes to Condensed Consolidated Financial Statements (Continued)
(unaudited)

consolidated balance sheet and no interest component was calculated.

(16) COMMITMENTS AND CONTINGENCIES

The Company is involved in six lawsuits (together, the "Lawsuits") with Metaswitch Networks Ltd., Metaswitch Networks Corp. and Metaswitch Inc. (together, “Metaswitch”). In five of the Lawsuits, the Company is the plaintiff and, in three of those five lawsuits, the Company is also a counterclaim defendant. In the sixth case, the Company is the defendant. On January 21, 2014, GENBAND and the Company’s indirectly-owned subsidiary, GENBAND US LLC, filed a complaint in the Eastern District of Texas, Marshall Division, alleging that Metaswitch infringed certain patents owned by GENBAND. Following unsuccessful mediation, a trial took place and on January 15, 2016, the jury awarded $8.2 million in past royalty damages to GENBAND, which neither GENBAND nor the Company has recorded. On September 29, 2016, the district court confirmed the jury verdict following motions from both parties. On March 22, 2018, the district court entered final judgment awarding GENBAND $8.9 million in royalties for damages through January 15, 2016 at rates set by the district court, excluding pre- and post-judgment interest and costs. On April 10, 2018, the clerk of the district court set the awarded costs at $0.4 million. On April 19, 2018, Metaswitch filed a notice of appeal (the "Appeal") on the judgment with United States Court of Appeals for the Federal Circuit (the "Appeals Court"), and filed its appeal brief on July 6, 2018. Oral argument on the appeal occurred on March 8, 2019 and the parties are awaiting the Appeals Court's ruling on the Appeal.

On April 18, 2018, through Sonus, the Company filed a complaint in the Eastern District of Texas, Marshall Division, alleging that Metaswitch is continuing to infringe the patents from the first lawsuit above through sales of Metaswitch's allegedly "redesigned" products. This suit seeks a finding that Metaswitch's infringement is willful. This suit also alleges false advertising and seeks monetary damages resulting from allegedly false and misleading statements Metaswitch made regarding the first lawsuit. On March 25, 2019, the district court stayed the case pending the Appeals Court's ruling on the Appeal.

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

On November 19, 2018, Metaswitch filed a complaint against the Company and several of its subsidiaries in the Southern District of New York, alleging various antitrust violations based, in large part, on allegations that GENBAND should not have brought its successful patent infringement lawsuit against Metaswitch. Metaswitch is seeking monetary damages. On March 7, 2019, the district court granted the Company's motion to reassign the case to the Eastern District of Texas, Marshall Division. On March 25, 2019, the district court for the Eastern District of Texas, Marshall Division, stayed the case pending the Appeals Court's ruling on the Appeal.

On April 22, 2019, the Company and Metaswitch agreed to a binding mediator's proposal (the "Mediation Agreement") that resolves the six Lawsuits between the Company and Metaswitch (the "Lawsuits"). The Company and Metaswitch will be memorializing the Mediation Agreement in final settlement documents. Pursuant to the terms of the Mediation Agreement, Metaswitch has agreed to pay the Company an aggregate amount of $63.0 million, which includes cash payments of $37.5 million during the second quarter of 2019 and $25.5 million payable in three installments annually, beginning in 2020, and such installment payments by Metaswitch will accrue interest at a rate of 4% per year. The Company and Metaswitch expect to

RIBBON COMMUNICATIONS INC.
Notes to Condensed Consolidated Financial Statements (Continued)
(unaudited)

cross-license certain patents that the Company and Metaswitch own. The Company and Metaswitch have agreed to stay the Lawsuits pending the completion of the final settlement documents.

On November 8, 2018, Ron Miller, a purported stockholder of the Company, filed a Class Action Complaint (the "Miller Complaint") in the United States District Court for the District of Massachusetts (the "Massachusetts District Court") against the Company and three of its former officers, Raymond P. Dolan, Mark T. Greenquist and Michael Swade (collectively, the "Defendants"), claiming to represent a class of purchasers of Sonus common stock during the period from January 8, 2015 through March 24, 2015 and alleging violations of the federal securities laws. Similar to a previous complaint entitled Sousa et al. vs. Sonus Networks, Inc. et al., which was dismissed with prejudice by an order dated June 6, 2017, the Miller Complaint claims that the Defendants made misleading forward-looking statements concerning Sonus' expected fiscal first quarter of 2015 financial performance, which statements were also the subject of the order, whose findings the Company neither admitted nor denied. The Miller plaintiffs are seeking monetary damages.

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

(17) SUBSEQUENT EVENTS

In the second quarter of 2019, the Company's Board of Directors (the "Board") approved a stock repurchase program pursuant to which the Company may repurchase up to $75.0 million of the Company's common stock prior to April 18, 2021. Repurchases under the program may be made in the open market, in privately negotiated transactions or otherwise, with the amount and timing of repurchases depending on market conditions and corporate discretion. This program does not obligate the Company to acquire any particular amount of common stock and the program may be extended, modified, suspended or discontinued at any time at the Board's discretion.

On April 22, 2019, the Company and Metaswitch agreed to the Mediation Agreement that resolves the Lawsuits. See Note 16 included herein for a discussion of the Lawsuits and Mediation Agreement.

On April 29, 2019, the Company amended and restated its Credit Facility. See Note 9 included herein for a discussion of the New Credit Facility.

On April 29, 2019, concurrently with entering into the New Credit Facility, the Company repaid in full the Promissory Note dated as of October 27, 2017. See Notes 9 and 13 included herein for a discussion of the Promissory Note and its repayment.

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion of the financial condition and results of operations of Ribbon Communications Inc. should be read in conjunction with the condensed consolidated financial statements and the related notes thereto included elsewhere in this Quarterly Report on Form 10-Q and the audited financial statements and notes thereto and Management's Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K/A, for the year ended December 31, 2018, which was filed with the U.S. Securities and Exchange Commission on March 5, 2019.

Overview

We are a leading provider of next generation ("NextGen") software solutions to telecommunications, wireless and cable service providers and enterprises across industry verticals. With over 1,000 customers around the globe, including some of the largest telecommunications service providers and enterprises in the world, we enable service providers and enterprises to modernize their communications networks through software and provide secure real-time communications ("RTC") solutions to their customers and employees. By securing and enabling reliable and scalable Internet Protocol ("IP") networks, we help service providers and enterprises adopt the next generation of software-based virtualized and cloud communications technologies for service providers to drive new, incremental revenue while protecting their existing revenue streams. Our software solutions provide a secure way for our customers to connect and leverage multivendor, multiprotocol communications systems and applications across their networks and the cloud, around the world and in a rapidly changing ecosystem of IP-enabled devices, such as smartphones and tablets. In addition, our software solutions secure cloud-based delivery of unified communications ("UC") solutions - both for service providers transforming to a cloud-based network and for enterprises using cloud-based UC. We sell our software solutions through both direct sales and indirect channels globally, leveraging the assistance of resellers, and we provide ongoing support to our customers through a global services team with experience in design, deployment and maintenance of some of the world's largest IP networks.

Business Acquisitions

Anova Data, Inc.

On February 28, 2019 (the "Anova Acquisition Date"), we acquired the business and technology assets of Anova Data, Inc. ("Anova"), a private company headquartered in Westford, Massachusetts (the "Anova Acquisition"). Anova is a provider of advanced analytics solutions and its NextGen products provide a cloud-native, streaming analytics platform for network and subscriber optimization and monetization. The Company believes that the acquisition of Anova will reinforce and extend Ribbon's strategy to expand into network optimization, security and data monetization via big data analytics and machine learning.

As consideration for the Anova Acquisition, we issued 2.9 million shares of Ribbon common stock with a fair value of $15.2 million to Anova's sellers and equityholders on the Anova Acquisition Date and held back an additional 0.3 million shares with a fair value of $1.7 million, some or all of which could be issued subject to post-closing adjustments (the "Anova Deferred Consideration"). The Anova Deferred Consideration is included as a component of Accrued expenses and other current liabilities in our condensed consolidated balance sheet at March 31, 2019.

The Anova Acquisition has been accounted for as a business combination and the financial results of Anova have been included in the Company's consolidated financial statements for the period subsequent to its acquisition.

Edgewater Networks, Inc.

On August 3, 2018 (the "Edgewater Acquisition Date"), we completed our acquisition of Edgewater Networks, Inc. ("Edgewater"), a private company headquartered in San Jose, California (the "Edgewater Acquisition"). Edgewater is a market leader in Network Edge Orchestration for the small and medium enterprise and UC market. We believe that the acquisition of Edgewater advances our strategy by offering our global customer base a complete core-to-edge product portfolio, end-to-end service assurance and analytics solutions, and a fully integrated SD-WAN service.

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

On February 15, 2019, we and the Edgewater Selling Stakeholders agreed to reduce the amount of Edgewater Deferred Consideration from $30 million to $21.9 million and agreed that all such deferred consideration would be payable on March 8, 2019. We paid the Edgewater Selling Stakeholders $21.9 million on March 8, 2019 and recorded the reduction to the Edgewater Deferred Consideration of $8.1 million in Other income, net, in our condensed consolidated statement of operations for the three months ended March 31, 2019.

The Edgewater Acquisition has been accounted for as a business combination and the financial results of Edgewater have been included in our consolidated financial statements for the period subsequent to the Edgewater Acquisition Date.

Financial Overview

Financial Results

We reported losses from operations of approximately $36 million for the three months ended March 31, 2019 and $42 million for the three months ended March 31, 2018.

Our revenue was approximately $119 million in the three months ended March 31, 2019 and $121 million in the three months ended March 31, 2018.

Our gross profit was approximately $57 million in the three months ended March 31, 2019 and $55 million in the three months ended March 31, 2018. Our gross profit as a percentage of revenue ("total gross margin") was approximately 48% in the three months ended March 31, 2019 and 46% in the three months ended March 31, 2018.

Our operating expenses were approximately $93 million in the three months ended March 31, 2019 and $98 million in the three months ended March 31, 2018. Operating expenses for the three months ended March 31, 2019 included approximately $3 million of acquisition- and integration-related expense and approximately $5 million of restructuring expense. Operating expenses for the three months ended March 31, 2018 included approximately $4 million of acquisition- and integration-related expense and $7 million of restructuring expense.

We recorded stock-based compensation expense of approximately $4 million in the three months ended March 31, 2019 and $3 million in the three months ended March 31, 2018. These amounts are included as components of both Cost of revenue and Operating expenses in our condensed consolidated statements of operations.

See "Results of Operations" in this Management's Discussion and Analysis of Financial Condition and Results of Operations ("MD&A") for a discussion of the changes in our revenue and expenses for the three months ended March 31, 2019 compared with the three months ended March 31, 2018.

Restructuring and Cost Reduction Initiatives

In connection with the Merger, we implemented a restructuring plan in the fourth quarter of 2017 to eliminate certain redundant positions and facilities within the combined companies (the "Merger Restructuring Initiative"). In connection with this initiative, we recorded restructuring expense of approximately $5 million in the three months ended March 31, 2019, primarily for severance and related costs for approximately 40 employees, and approximately $7 million in the three months ended March 31, 2018 for severance and related costs for approximately 115 employees. We anticipate we will record nominal future expense in connection with this initiative as we continue to combine the two businesses and benefit from operational synergies. In connection with the adoption of ASC 842 effective January 1, 2019, we wrote off the remaining restructuring accrual related to facilities under ASC 842. We expect that the amount accrued at March 31, 2019 for severance will be paid by the end of the first half of 2020.

At December 31, 2018, the Company had nominal restructuring accrual balances under three other restructuring initiatives, all related to redundant facilities. In connection with the adoption of ASC 842, on January 1, 2019, the Company wrote off the remaining restructuring accruals of two initiatives and expects to utilize the remaining accrual under the third initiative in the second quarter of 2019.

Critical Accounting Policies and Estimates

Management's discussion and analysis of financial condition and results of operations is based upon our condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP"). The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. We base our estimates and judgments on historical experience, knowledge of current conditions and beliefs of what could occur in the future given available information. We consider the following accounting policies to be both those most important to the portrayal of our financial condition and those that require the most subjective judgment: revenue recognition, valuation of inventory, loss contingencies and reserves, stock-based compensation, business combinations, goodwill and intangible assets, accounting for leases and accounting for income taxes. If actual results differ significantly from management's estimates and projections, there could be a material effect on our condensed consolidated financial statements. With the exception of our lease accounting policy below, there were no significant changes to our critical accounting policies from December 31, 2018 through March 31, 2019.

Leases. Effective January 1, 2019, we adopted Accounting Standards Update ("ASU") 2016-02, Leases (Topic 842) Section A - Leases: Amendments to the FASB Accounting Standards Codification ("ASU 2016-02"), the Financial Accounting Standards Board's ("FASB") new standard on accounting for leases. ASU 2016-02 introduces a lessee model that brings most leases onto the balance sheet and eliminates the current GAAP requirement for an entity to use bright-line tests in determining lease classification. We must determine if an arrangement is a lease at inception. A contract is determined to contain a lease component if the arrangement provides us with a right to control the use of an identified asset. Lease agreements may include lease and non-lease components. In such instances for all classes of underlying assets, we do not separate lease and non-lease components but instead account for the entire arrangement under leasing guidance. Leases with an initial term of 12 months or less are not recorded on the balance sheet and lease expense for these leases is recognized on a straight-line basis over the lease term.

Right-of-use assets and lease liabilities are initially measured based on the present value of the future minimum fixed lease payments (i.e., fixed payments in the lease contract) over the lease term at the commencement date. As many of our leases do not have a readily determinable implicit rate, we typically use our incremental borrowing rate based on the information available at the commencement date in determining the present value of future minimum fixed lease payments. We calculate our incremental borrowing rate to reflect the interest rate that we would have to pay to borrow on a collateralized basis an amount equal to the lease payments in a similar economic environment over a similar term and consider our historical borrowing activities and market data from entities with comparable credit ratings in this determination. The measurement of the right-of-use asset also includes any lease payments made prior to the commencement date (excluding any lease incentives) and initial direct costs incurred. We assessed our right-of-use assets for impairment as of March 31, 2019 and determined no impairment has occurred.

Lease terms may include options to extend or terminate the lease and we incorporate such options in the lease term when we have the unilateral right to make such an election and it is reasonably certain that we will exercise that option. In making this determination, we consider our prior renewal and termination history and planned usage of the assets under lease, incorporating expected market conditions.

For a further discussion of our other critical accounting policies and estimates, please refer to our Annual Report on Form 10-K/A for the year ended December 31, 2018.

Results of Operations

Three months ended March 31, 2019 and 2018

Revenue. Revenue for the three months ended March 31, 2019 and 2018 was as follows (in millions, except percentages):

	Three months ended		Increase (decrease) from prior year
	March 31, 2019	March 31, 2018	$	%
Product	$47.5	$51.5	$(4.0)	(7.9)%
Service	71.4	69.7	1.7	2.6%
Total revenue	$118.9	$121.2	$(2.3)	(1.9)%

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

The decrease in product revenue in the three months ended March 31, 2019 compared with the three months ended March 31, 2018 was primarily the result of lower sales of our software with attached appliances aggregating approximately $6 million, partially offset by approximately $2 million of higher revenue from sales of our software licenses and subscriptions.

Approximately 40% of our product revenue in the three months ended March 31, 2019 was from indirect sales through our channel partner program, compared with approximately 16% in the three months ended March 31, 2018.

Our product revenue from sales to enterprise customers was approximately 31% of our product revenue in the three months ended March 31, 2019, compared with approximately 14% in the three months ended March 31, 2018. These sales were made both through our direct sales team and indirect sales channel partners.

The timing of the completion of customer projects and revenue recognition criteria satisfaction may cause our product revenue to fluctuate from one period to the next.

Service revenue is primarily comprised of appliance and software maintenance and support (“maintenance revenue”) and network design, installation and other professional services (“professional services revenue”).

Service revenue for the three months ended March 31, 2019 and 2018 was comprised of the following (in millions, except percentages):

	Three months ended		Increase from prior year
	March 31, 2019	March 31, 2018	$	%
Maintenance	$57.0	$56.1	$0.9	1.7%
Professional services	14.4	13.6	0.8	6.4%
	$71.4	$69.7	$1.7	2.6%

Our maintenance revenue increased slightly in the three months ended March 31, 2019 compared with the three months ended March 31, 2018, primarily due to the inclusion of approximately $2 million of maintenance revenue attributable to Edgewater.

The increase in our professional services revenue was primarily due to the timing and related revenue recognition of certain projects in the three months ended March 31, 2019 compared to the three months ended March 31, 2018.

The following customers contributed 10% or more of our revenue in at least one of the three-month periods ended March 31, 2019 and 2018:

	Three months ended
Customer	March 31, 2019	March 31, 2018
Verizon Communications Inc.	15%	12%
AT&T Inc.	10%	*

* Represents less than 10% of total revenue.

Revenue earned from customers domiciled outside the United States was approximately 42% of revenue in the three months ended March 31, 2019 and approximately 53% of revenue in the three months ended March 31, 2018. Due to the timing of project completions, we expect that the domestic and international components as a percentage of revenue may fluctuate from quarter to quarter and year to year.

Our deferred product revenue was approximately $16 million at March 31, 2019 and $14 million at December 31, 2018. Our deferred service revenue was approximately $109 million at March 31, 2019 and $108 million at December 31, 2018.

Our deferred revenue balance may fluctuate because of the timing of revenue recognition, customer payments, maintenance contract renewals, contractual billing rights and maintenance revenue deferrals included in multiple element arrangements.

We expect that our product revenue in 2019 will increase compared with 2018 levels, primarily due to the inclusion of revenue attributable to our acquisitions of Edgewater and Anova.

We expect that our service revenue in 2019 will increase compared with 2018 levels, primarily due to the inclusion of revenue attributable to Edgewater and the continued organic growth of our installed customer base. However, we expect to continue to encounter ongoing industry pricing pressure, third-party competition and legacy network product decommissioning.

Overall, we expect that total revenue in 2019 will increase compared with our 2018 total revenue, primarily due to the inclusion of revenue attributable to our acquisitions of Edgewater and Anova.

In connection with the purchase price allocation to record our acquisition of GENBAND, we were required to record at fair value the assumed deferred revenue, resulting in a reduction of approximately $50 million to the assumed deferred revenue and future recognizable revenue. Our purchase price allocation to record our acquisition of Edgewater resulted in a reduction of approximately $4 million to the assumed deferred revenue and future recognizable revenue. In the three months ended March 31, 2019, we recognized approximately $3 million less revenue in the aggregate than GENBAND and Edgewater would have recognized in the same period had the Merger and Edgewater Acquisition not occurred. We recognized approximately $11 million less revenue in the three months ended March 31, 2018 than GENBAND would have recognized in the same period had the Merger not occurred. We expect that these purchase accounting-related reductions to future revenue will continue through 2020, primarily impacting future service revenue.

Cost of Revenue/Gross Margin. Our cost of revenue consists primarily of amounts paid to third-party manufacturers for purchased materials and services, royalties and manufacturing and services personnel and related costs. Our cost of revenue and gross margins for the three months ended March 31, 2019 and 2018 were as follows (in millions, except percentages):

	Three months ended		Increase (decrease) from prior year
	March 31, 2019	March 31, 2018	$	%
Cost of revenue
Product	$33.1	$33.0	$0.1	0.4%
Service	29.2	32.9	(3.7)	(11.3)%
Total cost of revenue	$62.3	$65.9	$(3.6)	(5.4)%
Gross margin
Product	30.2%	35.9%
Service	59.1%	52.8%
Total gross margin	47.6%	45.6%

The decrease in product gross margin in the three months ended March 31, 2019 compared with the three months ended March 31, 2018 was equally attributable to product and customer mix and the effect of our lower revenue on our fixed costs. Our purchases of materials and components in the three months ended March 31, 2019 were approximately $16 million, compared to approximately $17 million for the three months ended March 31, 2018. While we expect that our future purchases of materials and components will decrease as a result of the increase in software content of our products, both in absolute terms and as a percentage of revenue, the percentage of product revenue may fluctuate due to recognition of revenue of certain projects or products in any period.

The increase in service gross margin in the three months ended March 31, 2019 compared with the three months ended March 31, 2018 was primarily due to lower direct costs resulting primarily from the reduction of third-party maintenance expense, which increased our service gross margin by approximately four percentage points, and the impact of our cost-reduction measures, which increased our service gross margin by approximately two percentage points. Our service cost of revenue is relatively fixed in advance of any particular quarter and therefore, changes in service revenue will typically have a significant impact on service gross margin.

We believe that our total gross margin will increase in 2019 compared with 2018, primarily due to the expected higher software content as a percentage of our total revenue, coupled with the impact of our restructuring and integration cost reduction initiatives.

Research and Development Expenses. Research and development expenses consist primarily of salaries and related personnel expenses and prototype costs for the design, development, testing and enhancement of our products. Research and development expenses for the three months ended March 31, 2019 and 2018 were as follows (in millions, except percentages):

			Decrease from prior year
	March 31, 2019	March 31, 2018	$	%
Three months ended	$35.9	$39.0	$(3.1)	(8.0)%

The decrease in research and development expenses in the three months ended March 31, 2019 compared with the three months ended March 31, 2018 was attributable to approximately $3 million of lower employee-related expenses and approximately $1 million of lower product development expenses (i.e., third-party development, prototype and test equipment costs). These amounts were partially offset by higher infrastructure and depreciation expenses aggregating approximately $1 million.

Some aspects of our research and development efforts require significant short-term expenditures, the timing of which may cause significant variability in our expenses. We believe that rapid technological innovation is critical to our long-term success, and we are tailoring our investments to meet the requirements of our customers and market. We believe that our research and development expenses in 2019 will increase compared with 2018 levels due to our continued investment in our software solutions and the impact of Edgewater's research and development expenses for the full year 2019, partially offset by savings from our ongoing restructuring and integration cost savings initiatives.

Sales and Marketing Expenses. Sales and marketing expenses primarily consist of salaries and related personnel costs, commissions, travel and entertainment expenses, promotions, customer trial and evaluations inventory and other marketing and sales support expenses. Sales and marketing expenses for the three months ended March 31, 2019 and 2018 were as follows (in millions, except percentages):

			Decrease from prior year
	March 31, 2019	March 31, 2018	$	%
Three months ended	$30.1	$31.9	$(1.8)	(5.8)%

The decrease in sales and marketing expenses in the three months ended March 31, 2019 compared with the three months ended March 31, 2018 was primarily attributable to approximately $1 million of lower employee-related expenses and approximately $1 million of net decreases in other sales and marketing expenses.

We believe that our sales and marketing expenses will be essentially flat in 2019 compared with 2018, as we expect the inclusion of Edgewater's sales and marketing expenses for the full year 2019 will be offset by cost savings from our ongoing restructuring and integration cost savings initiatives.

General and Administrative Expenses. General and administrative expenses consist primarily of salaries and related personnel costs for executive and administrative personnel, recruiting expenses and audit, legal and other professional fees. General and administrative expenses for the three months ended March 31, 2019 and 2018 were as follows (in millions, except percentages):

			Increase from prior year
	March 31, 2019	March 31, 2018	$	%
Three months ended	$18.7	$15.6	$3.1	19.8%

The increase in general and administrative expenses in the three months ended March 31, 2019 compared with the three months ended March 31, 2018 was primarily attributable to approximately $5 million of higher professional fees (i.e., legal, audit and outside services), partially offset by approximately $2 million of savings in the current year quarter resulting from the absence of expense for settlement fees recorded in the three months ended March 31, 2018, primarily related to the settlement of litigation in connection with our acquisition of Taqua LLC.

We believe that our general and administrative expenses will decrease in 2019 compared with 2018, primarily due to savings from our restructuring and integration cost savings initiatives combined with lower litigation costs.

Acquisition- and Integration-Related Expenses. Acquisition- and integration-related expenses include those expenses related to acquisitions that we would otherwise not have incurred. Acquisition-related expenses include professional and services fees, such as legal, audit, consulting, paying agent and other fees, and expenses related to cash payments to certain former executives of the acquired businesses in connection with their employment agreements. Integration-related expenses represent incremental costs related to combining the Company's systems and processes with those of acquired businesses, such as third-party consulting and other third-party services. We recorded approximately $3 million of acquisition- and integration-related expenses in the three months ended March 31, 2019, which was equally comprised of acquisition-related professional and services fees and integration-related expenses. The acquisition-related expense primarily relates to the Anova Acquisition. We recorded approximately $4 million of acquisition- and integration-related expenses in the three months ended March 31, 2018 related to the Merger, comprised of approximately $2 million of acquisition-related expense and approximately $2 million of integration-related expense. The acquisition-related expense was primarily related to cash payments to certain former executives of an acquired entity. We estimate that we will incur additional integration-related expense in the remainder of 2019 approximating $1 million.

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

We recorded restructuring expense of approximately $5 million in the three months ended March 31, 2019 and approximately $7 million in the three months ended March 31, 2018, primarily in connection with our Merger Restructuring Initiative for severance and related costs.

Although we have eliminated positions as part of our restructuring initiatives, we continue to hire in certain areas that we believe are important to our future growth. Restructuring expense is reported separately in the condensed consolidated statements of operations.

Interest Expense, Net. Interest income and interest expense for the three months ended March 31, 2019 and 2018 were as follows (in millions, except percentages):

	Three months ended		Increase (decrease) from prior year
	March 31, 2019	March 31, 2018	$	%
Interest income *	$—	$0.1	$(0.1)	(66.7)%
Interest expense	(1.4)	(0.7)	0.7	100.0%
	$(1.4)	$(0.6)	$0.8	(127.7)%

* Amount reported for the three months ended March 31, 2019 rounds to less than $0.1 million.

Interest income in the three months ended March 31, 2019 and 2018 consisted of interest earned on our cash equivalents, marketable securities and investments. Interest expense in the three months ended March 31, 2019 and 2018 was primarily comprised of interest on the related party promissory note issued in connection with the Merger, the outstanding revolving credit facility balance, the amortization of debt issuance costs in connection with our revolving credit facilities and interest on finance lease obligations. The higher interest expense in the three months ended March 31, 2019 compared with the three months ended March 31, 2018 was primarily due to higher outstanding borrowings. The decrease in interest income in the three months ended March 31, 2019 compared with the three months ended March 31, 2018 was primarily due to lower amounts invested in the current year period.

Income Taxes. We recorded provisions for income taxes of approximately $1 million in the three months ended March 31, 2019 and approximately $2 million in the three months ended March 31, 2018. These amounts reflect our estimates of the effective rates expected to be applicable for the respective full fiscal years, adjusted for any discrete events, which are recorded in the period that they occur. These estimates are reevaluated each quarter based on our estimated tax rate for the full fiscal year. The estimated amounts do not include any benefit for our domestic losses for the three months ended March 31, 2019 and 2018 or for our Ireland losses for the three months ended March 31, 2018, as we have concluded that a valuation allowance is required.

The Tax Cuts and Jobs Act enacted in December 2017 allowed for a measurement period to complete the accounting for certain elements of the tax reform. We recorded a nominal adjustment in the three months ended March 31, 2018 to reduce the benefit of the provisional impact relating to the change in our deferred tax assets as a result of the new federal tax rate of 21%.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements that have or are reasonably likely to have a current or future material effect on our financial position, changes in financial position, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Contractual Obligations

There have been no material changes, outside of the ordinary course of business, to our contractual obligations as previously disclosed in our Annual Report on Form 10-K/A for the year ended December 31, 2018.

Liquidity and Capital Resources

Our consolidated statements of cash flows are summarized as follows (in millions):

	Three months ended
	March 31, 2019	March 31, 2018	Change
Net loss	$(30.8)	$(44.9)	$14.1
Adjustments to reconcile net loss to cash flows provided by operating activities	11.6	18.2	(6.6)
Changes in operating assets and liabilities	38.8	30.1	8.7
Net cash provided by operating activities	$19.6	$3.4	$16.2
Net cash provided by (used in) investing activities	$1.5	$(1.6)	$3.1
Net cash used in financing activities	$(20.9)	$(0.5)	$(20.4)

Our cash, cash equivalents and short-term investments totaled approximately $46 million at March 31, 2019 and $51 million at December 31, 2018. We had cash held by our non-U.S. subsidiaries aggregating approximately $7 million at March 31, 2019 and $11 million at December 31, 2018. If we elected to repatriate all of the funds held by our non-U.S. subsidiaries as of March 31, 2019, we do not believe that the amounts of potential withholding taxes that would arise from the repatriation would have a material effect on our liquidity.

On December 21, 2017, we entered into a Senior Secured Credit Agreement (as amended, the “Credit Facility”) with Silicon Valley Bank ("SVB"), which refinanced the prior credit agreement with SVB that the Company had assumed in connection with the Merger. On June 24, 2018, we amended the Credit Facility to, among other things, permit the Edgewater Acquisition and related transactions. We were in compliance with all covenants of the Credit Facility at March 31, 2019 and December 31, 2018. At March 31, 2019, we had an outstanding debt balance of $57 million at a weighted average interest rate of 5.48% and approximately $4 million of outstanding letters of credit at an average interest rate of 1.75% under the Credit Facility. At December 31, 2018, we had an outstanding debt balance of $55 million at an average interest rate of 5.96% and approximately $3 million of outstanding letters of credit at an average interest rate of 1.75% under the Credit Facility.

On April 29, 2019, we amended and restated the Credit Facility (the "New Credit Facility"). In addition to the original $100 million of commitments, the New Credit Facility now includes an additional $50 million term loan facility that was advanced in full on April 29, 2019. The New Credit Facility also includes procedures for additional financial institutions to become lenders, or for any existing lender to increase its commitment under either the term loan facility or the revolving loan facility, subject to an aggregate increase of $75 million for all incremental commitments under the New Credit Facility. The New Credit Facility is scheduled to mature in April 2024. In addition to SVB, lenders under the New Credit Facility include Citizens Bank NA, SunTrust Bank and JP Morgan Chase Bank, N.A.

The indebtedness and other obligations under the New Credit Facility are unconditionally guaranteed on a senior secured basis by us and each of our other material U.S. domestic subsidiaries (collectively, the "Guarantors"). The New Credit Facility is secured by first-priority liens on substantially all of our assets.

The New Credit Facility requires periodic interest payments on outstanding borrowings under the facility until maturity. We may prepay all revolving loans under the New Credit Facility at any time without premium or penalty (other than customary LIBOR breakage costs), subject to certain notice requirements.

Revolving loans under the New Credit Facility bear interest at our option at either the Eurodollar (LIBOR) rate plus a margin ranging from 1.50% to 3.00% per year or the base rate (the highest of the Federal Funds rate plus 0.50%, or the prime rate announced from time to time in The Wall Street Journal) plus a margin ranging from 0.50% to 2.00% per year (such margins being referred to as the “Applicable Margin”). The Applicable Margin varies depending on our consolidated leverage ratio (as defined in the New Credit Facility). The base rate and the LIBOR rate are each subject to a zero percent floor.

We are charged a commitment fee ranging from 0.20% to 0.30% per year on the daily amount of the unused portions of the commitments under the New Credit Facility. Additionally, with respect to all letters of credit outstanding under the Credit Facility, we are charged a fronting fee of 0.125% per year and an outstanding letter of credit fee equal to the Applicable Margin for base rate loans times the amount available to be drawn under each letter of credit.

The New Credit Facility requires periodic interest payments on any outstanding borrowings under the facility. The Borrower may prepay all revolving loans under the New Credit Facility at any time without premium or penalty (other than customary LIBOR breakage costs), subject to certain notice requirements.

In addition, the New Credit Facility contains various covenants that, among other restrictions, limit our and our subsidiaries’ ability to enter into certain types of transactions, including, but not limited to: incurring or assuming indebtedness; granting or assuming liens; making acquisitions or engaging in mergers; repurchasing equity and making dividend and certain other restricted payments; making investments; selling or otherwise transferring assets; engaging in transactions with affiliates; entering into sale and leaseback transactions; entering into burdensome agreements; changing the nature of our business; modifying our organizational documents; and amending or making prepayments on certain junior debt.

The New Credit Facility contains events of default that are customary for a secured credit facility. If an event of default relating to bankruptcy or other insolvency events with respect to a borrower occurs, all obligations under the New Credit Facility will immediately become due and payable. If any other event of default exists under the New Credit Facility, the lenders may accelerate the maturity of the obligations outstanding under the New Credit Facility and exercise other rights and remedies, including charging a default rate of interest equal to 2.00% per year above the rate that would otherwise be applicable. In addition, if any event of default exists under the New Credit Facility, the lenders may commence foreclosure or other actions against the collateral.

If any default exists under the New Credit Facility, or if the Borrower is unable to make any of the representations and warranties as stated in the New Credit Facility at the applicable time, the Borrower will be unable to borrow funds or have letters of credit issued under the New Credit Facility, which, depending on the circumstances prevailing at that time, could have a material adverse effect on the Borrower’s liquidity and working capital.

In connection with the Merger, on October 27, 2017, we issued a promissory note for approximately $23 million to certain of GENBAND's equity holders (the "Promissory Note"). The Promissory Note does not amortize and the principal thereon is payable in full on the third anniversary of its execution. Interest on the promissory note is payable quarterly in arrears and accrued at a rate of 7.5% per year for the first six months after issuance, and thereafter at a rate of 10% per year. Interest that is not paid on the interest payment date will increase the principal amount of the Promissory Note. The failure to make any payment under the Promissory Note when due and, with respect to payment of any interest, the continuation of such failure for a period of thirty days thereafter, constitutes an event of default under the Promissory Note. If an event of default occurs under the Promissory Note, the payees may declare the entire balance of the Promissory Note due and payable (including principal and accrued and unpaid interest) within five business days of the payees' notification to the Company of such acceleration. Interest that is not paid on the interest payment date will increase the principal amount of the Promissory Note. At March 31, 2019, the Promissory Note balance was approximately $24.7 million, comprised of $22.5 million of principal plus $2.2 million of interest converted to principal. At December 31, 2018, the Promissory Note balance was $24.1 million, comprised of $22.5 million of principal plus $1.6 million of interest converted to principal.

On April 29, 2019, concurrently with the amendment and restatement of the Credit Facility as discussed above, we repaid in full all outstanding amounts under the Promissory Note. We did not incur any early termination penalties in connection with this repayment.

In the second quarter of 2019, our Board of Directors (the "Board") approved a stock repurchase program pursuant to which the Company may repurchase up to $75 million of the Company's common stock prior to April 18, 2021. Repurchases under the program may be made in the open market, in privately negotiated transactions or otherwise, with the amount and timing of repurchases depending on the market conditions and corporate discretion. This program does not obligate the Company to acquire any particular amount of common stock and the program may be extended, modified, suspended or discontinued at any time at the CBoard's discretion.

On April 22, 2019, we, Metaswitch Networks Corporation and Metaswitch Networks Ltd. (collectively, "Metaswitch") agreed to a binding mediator's proposal (the "Mediation Agreement") that resolves the six previously disclosed lawsuits between us and Metaswitch (the "Lawsuits"). Pursuant to the terms of the Mediation Agreement, Metaswitch has agreed to pay us an aggregate amount of $63.0 million, which includes cash payments of $37.5 million during the second quarter of 2019 and $22.5 million payable in three installments annually, beginning in 2020, and such installment payments by Metaswitch will accrue interest at a rate of 4% per year. We and Metaswitch have also agreed to a cross-license of all of their respective patents. All of the payments pursuant to the Mediation Agreement are expected to have a positive impact on our cash flows.

Our operating activities provided approximately $20 million of cash in the three months ended March 31, 2019 and approximately $3 million of cash in the three months ended March 31, 2018.

Cash provided by operating activities in the three months ended March 31, 2019 was primarily the result of lower accounts receivable and inventory and higher deferred revenue, coupled with our non-cash operating expenses. These amounts were partially offset by our net loss, the reduction in the Edgewater Deferred Consideration, lower accrued expenses and other long-term liabilities, and accounts payable. The decrease in accrued expenses and other long-term liabilities was primarily related to employee compensation and related costs, including payments in connection with our company-wide cash bonus program. Our lower accounts receivable primarily reflected collections on sales made in the prior year and our focused collection efforts, coupled with lower invoicing in the first quarter of 2019 compared to the fourth quarter of 2018. Our net loss, adjusted for non-cash operating activities, used approximately $19 million of cash.

Cash provided by operating activities in the three months ended March 31, 2018 was primarily the result of lower accounts receivable, higher deferred revenue and non-cash operating expenses. These amounts were partially offset by our net loss, the reduction in the Edgewater Deferred Consideration lower accrued expenses and other long-term liabilities, and accounts payable, coupled with higher other operating assets and inventory. Our lower accounts receivable reflected collections on sales made in the prior year, coupled with lower invoicing in the first quarter of 2018 compared to the fourth quarter of 2017. The decrease in accrued expenses and other long-term liabilities was primarily related to employee compensation and related costs, including payments in connection with our company-wide cash bonus program, and our previously recorded restructuring initiatives, coupled with lower accruals for taxes and professional fees. Our net loss, adjusted for non-cash items such as depreciation, amortization and stock-based compensation, used approximately $27 million of cash.

Our investing activities provided approximately $2 million of cash in the three months ended March 31, 2019, comprised of slightly over $5 million of maturities of marketable securities, partially offset by slightly under $4 million of investments in property and equipment.

Our investing activities used approximately $2 million of cash in the three months ended March 31, 2018, primarily for investments in property and equipment.

Our financing activities used approximately $21 million of cash in the three months ended March 31, 2019. We borrowed $37 million and repaid $35 million under the Credit Facility in the three months ended March 31, 2019. We used approximately $22 million to pay deferred purchase consideration in connection with the Edgewater Acquisition and approximately $1 million to pay withholding obligations related to the net share settlement of restricted stock awards upon vesting.

Our financing activities used less than $1 million of cash in the three months ended March 31, 2018. We both borrowed and repaid $10 million under the Credit Facility in the three months ended March 31, 2018. We used less than $1 million in the aggregate to pay withholding obligations related to the net share settlement of restricted stock awards upon vesting and nominal amounts on our finance lease obligations and for debt issuance costs.

Based on our current expectations, we believe our current cash, cash equivalents, marketable debt securities and available borrowings under the New Credit Facility will be sufficient to meet our anticipated cash needs for working capital and capital expenditures for at least twelve months. However, the rate at which we will consume cash will be dependent on the cash needs of our future operations. We anticipate devoting substantial capital resources to continue our research and development efforts, to maintain our sales, support and marketing, to complete merger-related integration activities and for other general corporate activities. However, it is difficult to predict future liquidity requirements with certainty, and our cash, cash equivalents, marketable securities and available borrowings under the New Credit Facility may not be sufficient to meet our future needs, which would require us to refinance our debt and/or obtain additional financing. We may not be able to refinance our debt or obtain additional financing on favorable terms or at all.

Recent Accounting Pronouncements

Effective January 1, 2019, we adopted Accounting Standards Update ("ASU") 2016-02, Leases (Topic 842) Section A - Leases: Amendments to the FASB Accounting Standards Codification ("ASU 2016-02"), the FASB's the new standard on accounting for leases, and its subsequent related updates. ASU 2016-02 introduces a lessee model that brings most leases onto the balance sheet and eliminates the current GAAP requirement for an entity to use bright-line tests in determining lease classification. In July 2018, the FASB issued ASU 2018-11, Leases (Topic 842): Targeted Improvements ("ASU 2018-11") and ASU 2018-10, Codification Improvements to Topic 842, Leases, both of which provided improvements to certain aspects of the guidance in ASU 2016-02. In January 2018, the FASB issued ASU 2018-01, Leases (Topic 842): Land Easement Practical Expedient for Transition to Topic 842, which provided additional clarification and implementation guidance.

We elected to use the alternative transition method as described in ASU 2018-11, which allows entities to initially apply ASU 2016-02 at the adoption date with no subsequent adjustments to prior period lease costs for comparability. We elected the package of practical expedients permitted under the transition guidance within ASU 2016-02, which provided that we did not need to reassess whether expired or existing contracts contained a lease, the lease classification of expired or existing leases, and the amount of initial direct costs for existing leases.

In connection with the adoption of ASU 2016-02, we recorded additional lease assets of approximately $44 million and additional lease liabilities of approximately $48 million as of January 1, 2019. The difference between the additional lease assets and lease liabilities, net of the deferred tax impact, was due to the absorption of related balances into the right-of-use asset, such as deferred rent. The adoption of this standard had no impact on our condensed consolidated statements of operations or of cash flows.

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

The FASB has issued the following accounting pronouncements, all of which became effective for the Company on January 1, 2019 and none of which had a material impact on the Company's consolidated financial statements:

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

Item 3.    Quantitative and Qualitative Disclosures About Market Risk

We are exposed to a variety of market risks, including changes in interest rates affecting the return on our investments and foreign currency fluctuations. We do not believe that a hypothetical 10% adverse movement in interest rates and foreign currency exchange rates would have a materially different impact from what was disclosed in our Annual Report on Form 10-K/A, for the year ended December 31, 2018.

Item 4.    Controls and Procedures

Disclosure Controls and Procedures

Evaluation of Disclosure Controls and Procedures. Our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")) as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of March 31, 2019.

Changes in Internal Control over Financial Reporting. We implemented ASC 842 as of January 1, 2019. As a result, we made the following significant modifications to our internal controls over financial reporting, including changes to accounting policies and procedures, operational processes and documentation practices:

•	Updated our policies and procedures related to accounting for lease assets and liabilities and related income and expense.

•
Modified our contract review controls to consider the new criteria for determining whether a contract is or contains a lease, specifically to clarify the definition of a lease and align with the concept of control.

•	Added controls for reevaluating our significant assumptions and judgments on a periodic basis.

•	Added controls to address related required disclosures regarding leases, including our significant assumptions and judgments used in applying ASC 842.

Other than the items described above, there have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter ended March 31, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II OTHER INFORMATION

Item 1.    Legal Proceedings

We are involved in six lawsuits (together, the "Lawsuits") with Metaswitch Networks Ltd., Metaswitch Networks Corp. and Metaswitch Inc. (together, “Metaswitch”). In five of the Lawsuits, we are the plaintiff and, in three of those five lawsuits, we are also a counterclaim defendant. In the sixth case, we are the defendant. On January 21, 2014, GENBAND and its indirectly-owned subsidiary, GENBAND US LLC, filed a complaint in the Eastern District of Texas, Marshall Division, alleging that Metaswitch infringed certain patents owned by GENBAND. Following unsuccessful mediation, a trial took place and on January 15, 2016, the jury awarded $8.2 million in past royalty damages to GENBAND, which neither GENBAND nor we have recorded. On September 29, 2016, the district court confirmed the jury verdict following motions from both parties. On March 22, 2018, the district court entered final judgment awarding GENBAND $8.9 million in royalties for damages through January 15, 2016 at rates set by the district court, excluding pre- and post-judgment interest and costs. On April 10, 2018, the clerk of the district court set the awarded costs at $0.4 million. On April 19, 2018, Metaswitch filed a notice of appeal (the "Appeal") on the judgment with United States Court of Appeals for the Federal Circuit (the "Appeals Court"), and filed its appeal brief on July 6, 2018. Oral argument on the appeal occurred on March 8, 2019 and the parties are awaiting the Appeals Court's ruling on the Appeal.

On April 18, 2018, through Sonus, the Company we filed a complaint in the Eastern District of Texas, Marshall Division, alleging that Metaswitch is continuing to infringe the patents from the first lawsuit above through sales of Metaswitch's allegedly "redesigned" products. This suit seeks a finding that Metaswitch's infringement is willful. This suit also alleges false advertising and seeks monetary damages resulting from allegedly false and misleading statements Metaswitch made regarding the first lawsuit. On March 25, 2019, the district court stayed the case pending the Appeals Court's ruling on the Appeal.

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

Through Sonus, we are also involved as plaintiff and counterclaim defendant in two patent infringement lawsuits with Metaswitch asserting the infringement of a total of ten patents that came into the Company from Sonus, and we are seeking monetary damages. Sonus filed these two lawsuits in the Eastern District of Texas, Marshall Division, on March 8, 2018. Metaswitch filed its answers on May 15, 2018, in which it asserted counterclaims against Sonus, including alleged infringement by us and Sonus of a total of ten patents. The district court has set trials for these cases to occur on February 18, 2020 and June 15, 2020.

On November 19, 2018, Metaswitch filed a complaint against us and several of our subsidiaries in the Southern District of New York, alleging various antitrust violations based, in large part, on allegations that GENBAND should not have brought its successful patent infringement lawsuit against Metaswitch. Metaswitch is seeking monetary damages. On March 7, 2019, the district court granted our motion to reassign the case to the Eastern District of Texas, Marshall Division. On March 25, 2019, the district court for the Eastern District of Texas, Marshall Division, stayed the case pending the Appeals Court's ruling on the Appeal.

On April 22, 2019, we and Metaswitch agreed to a binding mediator's proposal (the "Mediation Agreement") that resolves the six Lawsuits between us and Metaswitch (the "Lawsuits"). We and Metaswitch will be memorializing the Mediation Agreement in final settlement documents. Pursuant to the terms of the Mediation Agreement, Metaswitch has agreed to pay us an aggregate amount of $63.0 million, which includes cash payments of $37.5 million during the second quarter of 2019 and $25.5 million payable in three installments annually, beginning in 2020, and such installment payments by Metaswitch will accrue interest at a rate of 4% per year. We and Metaswitch expect to cross-license certain patents that we and Metaswitch own. We and Metaswitch have agreed to stay the Lawsuits pending the completion of the final settlement documents.

On November 8, 2018, Ron Miller, a purported stockholder of ours, filed a Class Action Complaint (the "Miller Complaint") in the United States District Court for the District of Massachusetts (the "Massachusetts District Court") against us and three of our former officers, Raymond P. Dolan, Mark T. Greenquist and Michael Swade (collectively, the "Defendants"), claiming to represent a class of purchasers of Sonus common stock during the period from January 8, 2015 through March 24, 2015 and alleging violations of the federal securities laws. Similar to a previous complaint entitled Sousa et al. vs. Sonus Networks, Inc. et al., which was dismissed with prejudice by an order dated June 6, 2017, the Miller Complaint claims that the Defendants made misleading forward-looking statements concerning Sonus' expected fiscal first quarter of 2015 financial performance, which statements were also the subject of the order, whose findings we neither admitted nor denied. The Miller plaintiffs are seeking monetary damages.

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

In addition, we are often a party to disputes and legal proceedings that we consider routine and incidental to our business. Management does not expect the results of any of these actions to have a material effect on our business or consolidated financial statements.

Item 1A.    Risk Factors

Our business faces significant risks and uncertainties, which may have a material adverse effect on our business prospects, financial condition and results of operations, and you should carefully consider them. There have been no material changes in the three months ended March 31, 2019 to the risk factors described in Part I, Item 1A. of our Annual Report on Form 10-K/A for the year ended December 31, 2018.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(c) Issuer Purchases of Equity Securities

The following table provides information with respect to the shares of common stock repurchased by us for the periods indicated:

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet be Purchased Under the Plans or Programs
January 1, 2019 to January 31, 2019	—	$—	—	$—
February 1, 2019 to February 28, 2019	49,484	$5.67	—	$—
March 1, 2019 to March 31, 2019	131,944	$5.18	—	$—
Total	181,428	$5.31	—	$—

(1) Upon vesting of restricted stock awards, our employees are permitted to return to us a portion of the newly vested shares to satisfy the tax withholding obligations that arise in connection with such vesting. During the first quarter of 2019, 181,428 shares of restricted stock were returned to us by employees to satisfy tax withholding obligations arising in connection with vesting of restricted stock, which shares are included in this column.

Item 5. Other Information

None.

Item 6.    Exhibits (Updates in Progress)

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

3.3		Amended and Restated By-Laws of the Registrant (incorporated by reference to Exhibit 3.3 to the Registrant's Annual Report on Form 10-K, filed March 8, 2018 with the SEC).
10.1	*	Employment Agreement by and between the Registrant and Anthony Scarfo, dated January 18, 2018.
10.2	*	Employment Agreement by and between GENBAND and Steven Bruny, dated February 7, 2015.
10.3	*	Severance Agreement by and between GENBAND Management Services Corp., GENBAND Holdings Company, GENBAND US LLC, GENBAND Inc., Cayman Holdings, GENBAND LLC and Steven Bruny, dated March 2, 2016.
10.4
Senior Secured Credit Facilities Amended and Restated Credit Agreement by and among the Registrant, as a guarantor, Ribbon Communications Operating Company, Inc., as the borrower, Silicon Valley Bank, as administrative agent, issuing lender, swingline lender and joint lead arranger, Citizens Bank, N.A., as lender and joint lead arranger, SunTrust Bank, as lender and documentation agent, and the other lenders party thereto, dated April 29, 2019 (incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K, filed May 2, 2019 with the SEC).

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

Date: May 2, 2019	RIBBON COMMUNICATIONS INC.

By:	/s/ Daryl E. Raiford
Daryl E. Raiford Executive Vice President and Chief Financial Officer (Principal Financial Officer)