Form 10-Q
period 2019-06-30
Ribbon Communications Inc.
filed 2019-08-01
CIK 1708055

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2019
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

As of July 26, 2019, there were 110,008,404 shares of the registrant's common stock, $0.0001 par value per share, outstanding.

RIBBON COMMUNICATIONS INC.
FORM 10-Q
QUARTERLY PERIOD ENDED JUNE 30, 2019

Cautionary Note Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q contains "forward-looking statements" within the meaning of the U.S. Private Securities Litigation Reform Act of 1995, which are subject to a number of risks and uncertainties. All statements other than statements of historical facts contained in this Quarterly Report on Form 10-Q, including statements regarding our future expenses, results of operations and financial position, integration activities, potential stock repurchases, anticipated settlement payments, beliefs about our market capitalization, business strategy, statements about the potential impact of the merger and acquisition transactions described herein, plans and objectives of management for future operations, plans for future cost reductions, restructuring activities and plans for future product development and manufacturing are forward-looking statements. Without limiting the foregoing, the words "anticipates", "believes", "could", "estimates", "expects", "intends", "may", "plans", "seeks" and other similar language, whether in the negative or affirmative, are intended to identify forward-looking statements, although not all forward-looking statements contain these identifying words. Forward-looking statements are based on our current expectations and assumptions regarding our business, the economy and other future conditions. Because forward-looking statements relate to the future, they are subject to inherent uncertainties, risks and changes in circumstances that are difficult to predict. These statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements including, but not limited to, our successful integration activities with respect to acquisitions; our ability to realize the benefits from mergers and acquisitions; the effects of disruption from mergers and acquisitions, making it more difficult to maintain relationships with employees, customers, business partners or government entities; unpredictable fluctuations in quarterly revenue and operating results; failure to compete successfully against telecommunications equipment and networking companies; failure to grow our customer base or generate recurring business from our existing customers; consolidation in the telecommunications industry; credit risks; the timing of customer purchasing decisions and our recognition of revenues; economic conditions; our ability to recruit and retain key personnel; difficulties supporting our strategic focus on channel sales; difficulties retaining and expanding our customer base; difficulties leveraging market opportunities; the impact of restructuring and cost-containment activities; litigation; actions taken by significant stockholders; difficulties providing solutions that meet the needs of customers; market acceptance of our products and services; rapid technological and market change; our ability to protect our intellectual property rights and obtain necessary licenses; our ability to maintain partner, reseller, distribution and vendor support and supply relationships; our negotiating position relative to our large customers; the limited supply of certain components of our products; the potential for defects in our products; risks related to the terms of our credit agreement; higher risks in international operations and markets; the impact of increased competition; increases in tariffs, trade restrictions or taxes on our products; currency fluctuations; changes in the market price of our common stock; and/or failure or circumvention of our controls and procedures. We therefore caution you against relying on any of these forward-looking statements.

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

PART I FINANCIAL INFORMATION

Item 1. Financial Statements
RIBBON COMMUNICATIONS INC.
Condensed Consolidated Balance Sheets
(in thousands, except share and per share data)
(unaudited)

	June 30, 2019	December 31, 2018
Assets
Current assets:
Cash and cash equivalents	$51,186	$43,694
Marketable securities	—	7,284
Accounts receivable, net	155,415	187,853
Inventory	16,509	22,602
Other current assets	27,484	17,002
Total current assets	250,594	278,435
Property and equipment, net	28,297	27,042
Intangible assets, net	238,022	251,391
Goodwill	389,196	383,655
Deferred income taxes	5,785	9,152
Operating lease right-of-use assets	40,029	—
Other assets	25,021	7,484
	$976,944	$957,159
Liabilities and Stockholders' Equity
Current liabilities:
Current portion of long-term debt	$2,500	$—
Revolving credit facility	35,000	55,000
Accounts payable	33,499	45,304
Accrued expenses and other	54,693	84,263
Operating lease liabilities	7,800	—
Deferred revenue	96,944	105,087
Total current liabilities	230,436	289,654
Long-term debt, net of current	47,215	—
Long-term debt, related party	—	24,100
Operating lease liabilities, net of current	40,247	—
Deferred revenue, net of current	15,115	17,572
Deferred income taxes	5,031	4,738
Other long-term liabilities	12,331	30,797
Total liabilities	350,375	366,861
Commitments and contingencies (Note 17)
Stockholders' equity:
Preferred stock, $0.01 par value per share; 10,000,000 shares authorized, none issued and outstanding	—	—
Common stock, $0.0001 par value per share; 240,000,000 shares authorized; 110,007,237 shares issued and outstanding at June 30, 2019; 106,815,636 shares issued and outstanding at December 31, 2018	11	11
Additional paid-in capital	1,740,563	1,723,576
Accumulated deficit	(1,118,354)	(1,136,992)
Accumulated other comprehensive income	4,349	3,703
Total stockholders' equity	626,569	590,298
	$976,944	$957,159
See notes to the unaudited condensed consolidated financial statements.

RIBBON COMMUNICATIONS INC.
Condensed Consolidated Statements of Operations
(in thousands, except per share data)
(unaudited)

	Three months ended		Six months ended
	June 30, 2019	June 30, 2018	June 30, 2019	June 30, 2018
Revenue:
Product	$72,059	$63,123	$119,539	$114,654
Service	73,362	74,238	144,810	143,887
Total revenue	145,421	137,361	264,349	258,541
Cost of revenue:
Product	36,433	30,278	69,580	63,292
Service	28,315	31,972	57,507	64,865
Total cost of revenue	64,748	62,250	127,087	128,157
Gross profit	80,673	75,111	137,262	130,384
Operating expenses:
Research and development	35,301	35,604	71,234	74,653
Sales and marketing	28,893	30,738	58,952	62,664
General and administrative	12,466	15,028	31,160	30,629
Acquisition- and integration-related	1,965	4,280	5,164	8,692
Restructuring and related	9,144	6,097	14,076	12,765
Total operating expenses	87,769	91,747	180,586	189,403
Loss from operations	(7,096)	(16,636)	(43,324)	(59,019)
Interest expense, net	(1,262)	(735)	(2,626)	(1,334)
Other income (expense), net	62,861	(2,052)	70,635	(1,804)
Income (loss) before income taxes	54,503	(19,423)	24,685	(62,157)
Income tax provision	(5,033)	(499)	(6,047)	(2,669)
Net income (loss)	$49,470	$(19,922)	$18,638	$(64,826)
Earnings (loss) per share:
Basic	$0.45	$(0.20)	$0.17	$(0.64)
Diluted	$0.45	$(0.20)	$0.17	$(0.64)
Shares used to compute earnings (loss) per share:
Basic	110,394	102,160	109,239	102,039
Diluted	110,698	102,160	109,672	102,039

See notes to the unaudited condensed consolidated financial statements.

RIBBON COMMUNICATIONS INC.
Condensed Consolidated Statements of Comprehensive Income (Loss)
(in thousands)
(unaudited)

	Three months ended		Six months ended
	June 30, 2019	June 30, 2018	June 30, 2019	June 30, 2018
Net income (loss)	$49,470	$(19,922)	$18,638	$(64,826)
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	64	(126)	56	37
Unrealized gain (loss) on available-for sale marketable securities, net of reclassification adjustments for realized amounts	577	39	590	(33)
Employee retirement benefits	(32)	—	—	—
Other comprehensive income (loss), net of tax	609	(87)	646	4
Comprehensive income (loss)	$50,079	$(20,009)	$19,284	$(64,822)

See notes to the unaudited condensed consolidated financial statements.

RIBBON COMMUNICATIONS INC.
Condensed Consolidated Statements of Stockholders' Equity
(in thousands, except shares)
(unaudited)

	Common stock
	Shares	Amount	Additional paid-in capital	Accumulated deficit	Accumulated other comprehensive income (loss)	Total stockholders' equity
Balance at January 1, 2019	106,815,636	$11	$1,723,576	$(1,136,992)	$3,703	$590,298
Exercise of stock options	88,354		151			151
Vesting of restricted stock awards and units	806,813					—
Vesting of performance-based stock units	9,466					—
Shares of restricted stock returned to the Company under net share settlements to satisfy tax withholding obligations	(181,428)		(968)			(968)
Shares issued as consideration in connection with the acquisition of Anova Data, Inc.	2,948,793		15,186			15,186
Reclassification of liability to equity for bonuses converted to stock awards			1,052			1,052
Stock-based compensation expense			4,139			4,139
Other comprehensive income					37	37
Net loss				(30,832)		(30,832)
Balance at March 31, 2019	110,487,634	11	1,743,136	(1,167,824)	3,740	579,063
Issuance of common stock in connection with employee stock purchase plan	139,390		506			506
Exercise of stock options	18,652		39			39
Vesting of restricted stock awards and units	359,573					—
Shares of restricted stock returned to the Company under net share settlements to satisfy tax withholding obligations	(22,098)		(112)			(112)
Repurchase and retirement of common stock	(975,914)		(4,536)			(4,536)
Stock-based compensation expense			1,530			1,530
Other comprehensive income					609	609
Net income				49,470		49,470
Balance at June 30, 2019	110,007,237	$11	$1,740,563	$(1,118,354)	$4,349	$626,569

RIBBON COMMUNICATIONS INC.
Condensed Consolidated Statements of Stockholders' Equity (continued)
(in thousands, except shares)
(unaudited)

	Common stock
	Shares	Amount	Additional paid-in capital	Accumulated deficit	Accumulated other comprehensive income (loss)	Total stockholders' equity
Balance at January 1, 2018	101,752,856	$10	$1,684,768	$(1,072,426)	$3,069	$615,421
Adoption of Accounting Standards Codification 606, Revenue from Contracts with Customers				11,964		11,964
Exercise of stock options	2,583		10			10
Vesting of restricted stock awards and units	490,282					—
Vesting of performance-based stock units	41,518					—
Shares of restricted stock returned to the Company under net share settlements to satisfy tax withholding obligations	(232,519)		(371)			(371)
Stock-based compensation expense			2,824			2,824
Other comprehensive income					91	91
Net loss				(44,904)		(44,904)
Balance at March 31, 2018	102,054,720	10	1,687,231	(1,105,366)	3,160	585,035
Adoption of Accounting Standards Codification 606, Revenue from Contracts with Customers				489		489
Vesting of restricted stock awards and units	234,704					—
Vesting of performance-based stock units	16,250					—
Shares of restricted stock returned to the Company under net share settlements to satisfy tax withholding obligations	(62,197)		(346)			(346)
Stock-based compensation expense			2,081			2,081
Other comprehensive income					(87)	(87)
Net loss				(19,922)		(19,922)
Balance at June 30, 2018	102,243,477	$10	$1,688,966	$(1,124,799)	$3,073	$567,250

See notes to the unaudited condensed consolidated financial statements.

RIBBON COMMUNICATIONS INC.
Condensed Consolidated Statements of Cash Flows
(in thousands)
(unaudited)

	Six months ended
	June 30, 2019	June 30, 2018
Cash flows from operating activities:
Net income (loss)	$18,638	$(64,826)
Adjustments to reconcile net income (loss) to cash flows provided by (used in) operating activities:
Depreciation and amortization of property and equipment	5,891	5,318
Amortization of intangible assets	24,569	24,273
Stock-based compensation	5,669	4,905
Deferred income taxes	4,358	817
Foreign exchange losses	521	2,079
Reduction in deferred purchase consideration	(8,124)	—
Changes in operating assets and liabilities:
Accounts receivable	33,121	28,752
Inventory	6,159	2,077
Other operating assets	(20,851)	(275)
Accounts payable	(12,763)	(13,872)
Accrued expenses and other long-term liabilities	(17,129)	(15,203)
Deferred revenue	(10,940)	3,264
Net cash provided by (used in) operating activities	29,119	(22,691)
Cash flows from investing activities:
Purchases of property and equipment	(6,153)	(3,492)
Maturities of marketable securities	7,295	4,278
Net cash provided by investing activities	1,142	786
Cash flows from financing activities:
Borrowings under revolving line of credit	92,000	25,000
Principal payments on revolving line of credit	(112,000)	(25,000)
Proceeds from issuance of long-term debt	50,000	—
Principal payment of debt, related party	(24,716)	—
Payment of deferred purchase consideration	(21,876)	—
Principal payments of finance leases	(500)	(293)
Payment of debt issuance costs	(884)	(624)
Proceeds from the sale of common stock in connection with employee stock purchase plan	506	—
Proceeds from the exercise of stock options	190	10
Payment of tax withholding obligations related to net share settlements of restricted stock awards	(1,080)	(716)
Repurchase of common stock	(4,536)	—
Net cash used in financing activities	(22,896)	(1,623)
Effect of exchange rate changes on cash and cash equivalents	127	(134)
Net increase (decrease) in cash and cash equivalents	7,492	(23,662)
Cash and cash equivalents, beginning of year	43,694	57,073
Cash and cash equivalents, end of period	$51,186	$33,411

RIBBON COMMUNICATIONS INC.
Condensed Consolidated Statements of Cash Flows (continued)
(in thousands)
(unaudited)

	Six months ended
	June 30, 2019	June 30, 2018
Supplemental disclosure of cash flow information:
Interest paid	$2,645	$895
Income taxes paid	$2,010	$2,800
Income tax refunds received	$224	$220
Supplemental disclosure of non-cash investing activities:
Capital expenditures incurred, but not yet paid	$1,616	$1,097
Acquisition purchase consideration - deferred payments	$1,700	$—
Shares of common stock issued as purchase consideration	$15,186	$—
Supplemental disclosure of non-cash financing activities:
Total fair value of restricted stock awards, restricted stock units and performance-based stock units on date vested	$6,078	$5,159
See notes to the unaudited condensed consolidated financial statements.

RIBBON COMMUNICATIONS INC.
Notes to Condensed Consolidated Financial Statements
(unaudited)

(1) BASIS OF PRESENTATION

Business

Ribbon is a leading provider of next generation ("NextGen") software solutions to telecommunications, wireless and cable service providers and enterprises of all sizes across industry verticals. With over 1,000 customers around the globe, including some of the largest telecommunications service providers and enterprises in the world, Ribbon enables service providers and enterprises to modernize their communications networks through software and provide secure real-time communications ("RTC") solutions to their customers and employees. By securing and enabling reliable and scalable Internet Protocol ("IP") networks, Ribbon helps service providers and enterprises adopt the next generation of software-based virtualized and cloud communications technologies to drive new, incremental revenue, while protecting their existing revenue streams. Ribbon's software solutions provide a secure way for its customers to connect and leverage multivendor, multiprotocol communications systems and applications across their networks and the cloud, in a rapidly changing ecosystem of IP-enabled devices, such as smartphones and tablets. In addition, Ribbon's software solutions secure cloud-based delivery of unified communications ("UC") solutions - both for service providers transforming to a cloud-based network and for enterprises using cloud-based UC. Ribbon sells its software solutions through both direct sales and indirect channels, leveraging the assistance of resellers, and provides ongoing support to its customers through a global services team with experience in design, deployment and maintenance of some of the world's largest software IP networks.

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

Significant Accounting Policies

The Company's significant accounting policies are disclosed in Note 2 to the Consolidated Financial Statements included in the Annual Report. There were no material changes to the significant accounting policies during the six months ended June 30, 2019, apart from the Company's accounting policy related to accounting for leases, as discussed below.

Effective January 1, 2019, the Company adopted the Financial Accounting Standard Board's ("FASB") new standard on accounting for leases, Accounting Standards Codification ("ASC") 842, Leases ("ASC 842"). ASC 842 replaced existing lease accounting rules with a comprehensive lease measurement and recognition standard and expanded disclosure requirements (see Note 16). ASC 842 requires lessees to recognize most leases on their balance sheets and eliminates the current GAAP requirement for an entity to use bright-line tests in determining lease classification.

The Company elected to use the alternative transition method, which allows entities to initially apply ASC 842 at the adoption date with no subsequent adjustments to prior period lease costs for comparability. The Company elected the package of practical expedients permitted under the transition guidance, which provided that a company need not reassess whether

RIBBON COMMUNICATIONS INC.
Notes to Condensed Consolidated Financial Statements (Continued)
(unaudited)

expired or existing contracts contained a lease, the lease classification of expired or existing leases, and the amount of initial direct costs for existing leases.

In connection with the adoption of ASC 842, the Company recorded additional lease assets of $43.9 million and additional lease liabilities of $47.8 million as of January 1, 2019. The difference between the additional lease assets and lease liabilities, net of the deferred tax impact, was due to the absorption of related balances into the right-of-use assets, such as deferred rent. The adoption of this standard had no impact on the Company's condensed consolidated statements of operations or of cash flows.

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

Reclassifications

Certain reclassifications have been made to the previously issued financial statements to conform to the current period presentation, none of which affected the net loss as previously reported.

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

Recent Accounting Pronouncements

In August 2018, the FASB issued ASU 2018-15, Intangibles - Goodwill and Other - Internal-Use Software (Subtopic 350-40): Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract (“ASU 2018-15”), which provides guidance on implementation costs incurred in a cloud computing arrangement (“CCA”) that is a service contract. ASU 2018-15 amends ASC 350, Intangibles - Goodwill and Other (“ASC 350”) to include in its scope implementation costs of a CCA that is a service contract and clarifies that a customer should apply the guidance in ASC 350-40 to determine which implementation costs should be capitalized in such a CCA. ASU 2018-15 is effective for the Company beginning January 1, 2020. The Company is currently assessing the potential impact of the adoption of ASU 2018-15

RIBBON COMMUNICATIONS INC.
Notes to Condensed Consolidated Financial Statements (Continued)
(unaudited)

on its condensed consolidated financial statements.

The FASB has issued the following accounting pronouncements, all of which became effective for the Company on January 1, 2019 and none of which had a material impact on the Company's condensed consolidated financial statements:

In July 2018, the FASB issued ASU 2018-09, Codification Improvements (“ASU 2018-09”), which contains amendments to clarify, correct errors in or make minor improvements to the FASB Codification. ASU 2018-09 makes improvements to multiple topics, including but not limited to comprehensive income, debt, income taxes related to both stock-based compensation and business combinations, fair value measurement and defined contribution benefit plans.

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

In February 2018, the FASB issued ASU 2018-02, Income Statement - Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income ("ASU 2018-02"), which amends ASC 220, Income Statement - Reporting Comprehensive Income, to allow a reclassification from accumulated other comprehensive income to retained earnings for stranded tax effects resulting from the Tax Cuts and Jobs Act (the "Tax Act") and requires entities to provide certain disclosures regarding stranded tax effects. The Company did not elect to reclassify the income tax effects of the Tax Act from accumulated other comprehensive income to accumulated deficit.

In October 2016, the FASB issued ASU 2016-16, Income Taxes (Topic 740): Intra-Entity Transfers of Assets Other Than Inventory ("ASU 2016-16"), which removes the prohibition in ASC 740, Income Taxes, against the immediate recognition of the current and deferred income tax effects of intra-entity transfers of assets other than inventory.

In addition, the FASB has issued the following accounting pronouncements, none of which the Company believes will have a material impact on its condensed consolidated financial statements:

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

In August 2018, the FASB issued ASU 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework - Changes to the Disclosure Requirements for Fair Value Measurement (“ASU 2018-13”), which changes the fair value measurement requirements of ASC 820, Fair Value Measurement. ASU 2018-13 is effective for the Company beginning January 1, 2020 for both interim and annual reporting.

In June 2016, the FASB issued ASU 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments ("ASU 2016-13"), which adds an impairment model that is based on expected losses rather than incurred losses. Under ASU 2016-13, an entity recognizes as an allowance its estimate of expected credit losses, which the FASB believes will result in more timely recognition of such losses. In April and May 2019, the FASB issued ASU 2019-04 and ASU 2019-05, respectively. ASU 2019-04 provides transition relief for entities adopting ASU 2016-13 and ASU 2019-05 clarifies certain aspects of the accounting for credit losses, hedging activities and financial instruments in connection with the adoption of ASU 2016-13. ASU 2019-04 and ASU 2019-05 are effective with the adoption of ASU 2016-13, which is effective for the Company beginning January 1, 2020 for both interim and annual reporting periods, with early adoption permitted.

RIBBON COMMUNICATIONS INC.
Notes to Condensed Consolidated Financial Statements (Continued)
(unaudited)

(2) BUSINESS ACQUISITIONS

Anova Data, Inc.

On the Anova Acquisition Date, the Company acquired the business and technology assets of Anova, a private company headquartered in Westford, Massachusetts that provides advanced analytics solutions (the "Anova Acquisition"). The Anova Acquisition was completed in accordance with the terms and conditions of an asset purchase agreement, dated as of January 31, 2019 (the "Anova Asset Purchase Agreement"). The Company believes that the Anova Acquisition will reinforce and extend Ribbon's strategy to expand into network optimization, security and data monetization via big data analytics and machine learning.

As consideration for the Anova Acquisition, Ribbon issued 2.9 million shares of Ribbon common stock with a fair value of $15.2 million to Anova's sellers and equity holders on the Anova Acquisition Date and held back an additional 0.3 million shares with a fair value of $1.7 million, some or all of which could be issued subject to post-closing adjustments (the "Anova Deferred Consideration"). The Anova Deferred Consideration is included as a component of Accrued expenses and other current liabilities in the Company's condensed consolidated balance sheet at June 30, 2019.

The Anova Acquisition has been accounted for as a business combination and the financial results of Anova have been included in the Company's condensed consolidated financial statements for the period subsequent to the Anova Acquisition Date. The results for the three and six months ended June 30, 2019 are not significant to the Company's condensed consolidated financial statements. The Company has not provided pro forma financial information, as the historical amounts are not significant to the Company's condensed consolidated financial statements.

As of June 30, 2019, the valuation of acquired assets, identifiable intangible assets and certain assumed liabilities was preliminary. The purchase consideration aggregating $16.9 million has been preliminarily allocated to $11.2 million of identifiable intangible assets (comprised of $7.2 million of customer relationships and $4.0 million of developed technology) and working capital items aggregating $0.1 million of net assets acquired. The remaining unallocated amount of $5.5 million has been recorded as goodwill.

The valuation of the acquired intangible assets is inherently subjective and relies on significant unobservable inputs. The Company used an income approach to value the acquired intangible assets relating to developed technology and customer relationships. The valuation for each of these intangible assets was based on estimated projections of expected cash flows to be generated by the assets, discounted to the present value at discount rates commensurate with perceived risk. The valuation assumptions take into consideration the Company's estimates of customer attrition, technology obsolescence and revenue growth projections. The Company is amortizing the identifiable intangible assets in relation to the expected cash flows from the individual intangible assets over their respective useful lives, which have a weighted average life of 7.5 years. The preliminary purchase price allocation is subject to change, and such change could be material based on numerous factors, including the final estimated fair value of the assets acquired and liabilities assumed and the amount of the final post-closing net working capital adjustment. The Company expects to finalize the valuation of the assets acquired and liabilities assumed by the first quarter of 2020.

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

Edgewater is a market leader in Network Edge Orchestration for the small and medium enterprise and UC market. The Company believes that the Edgewater Acquisition advances its strategy by offering its global customer base a complete core-to-

RIBBON COMMUNICATIONS INC.
Notes to Condensed Consolidated Financial Statements (Continued)
(unaudited)

edge product portfolio, end-to-end service assurance and analytics solutions, and a fully integrated software-defined wide-area network ("SD-WAN") service.

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

On February 15, 2019, the Company and the Edgewater Selling Stakeholders agreed to reduce the amount of Edgewater Deferred Consideration from $30 million to $21.9 million and agreed that all such deferred consideration would be payable on March 8, 2019. The Company paid the Edgewater Selling Stakeholders $21.9 million on March 8, 2019 and recorded the reduction to the Edgewater Deferred Consideration of $8.1 million in Other income (expense), net, in the Company's condensed consolidated statement of operations and as a non-cash adjustment to reconcile net loss to cash flows provided by operating activities in the Company's condensed consolidated statement of cash flows for the six months ended June 30, 2019.

The Edgewater Acquisition has been accounted for as a business combination and the financial results of Edgewater have been included in the Company's condensed consolidated financial statements for the period subsequent to its acquisition.

As of June 30, 2019, the valuation of acquired assets, identifiable intangible assets and certain assumed liabilities was preliminary. The Company is continuing the process of reviewing the facts and circumstances existing as of the Edgewater Acquisition Date in order to finalize its valuation. The Company expects to finalize the valuation of the assets acquired and liabilities assumed in the third quarter of 2019.

A summary of the preliminary allocation of the purchase consideration for Edgewater as of June 30, 2019 is as follows (in thousands):

RIBBON COMMUNICATIONS INC.
Notes to Condensed Consolidated Financial Statements (Continued)
(unaudited)

Fair value of consideration transferred:
Cash consideration:
Cash paid to Edgewater Selling Stakeholders	$51,162
Less cash acquired	(4,773)
Net cash consideration	46,389
Deferred purchase consideration	30,000
Fair value of Ribbon stock issued	30,000
Fair value of equity awards assumed (see Note 12)	747
Fair value of total consideration	$107,136

Fair value of assets acquired and liabilities assumed:
Current assets, net of cash acquired	$16,098
Property and equipment	245
Intangible assets:
Developed technology	29,500
Customer relationships	26,100
Trade names	1,100
Goodwill	48,053
Other noncurrent assets	103
Deferred revenue	(2,749)
Other current liabilities	(9,926)
Deferred revenue, net of current	(669)
Other long-term liabilities	(719)
$107,136

The valuation of the acquired intangible assets is inherently subjective and relies on significant unobservable inputs. The Company used an income approach to value the acquired developed technology, customer relationships and trade name intangible assets. The valuation for each of these intangible assets was based on estimated projections of expected cash flows to be generated by the assets, discounted to the present value at discount rates commensurate with perceived risk. The valuation assumptions take into consideration the Company's estimates of customer attrition, technology obsolescence and revenue growth projections. The Company is amortizing the identifiable intangible assets in relation to the expected cash flows from the individual intangible assets over their respective useful lives, which have a weighted average life of 8.4 years. Goodwill resulting from the transaction is primarily due to expected synergies between the combined companies and is not deductible for tax purposes.

The Company has not provided pro forma financial information, as the historical amounts are not significant to the Company's condensed consolidated financial statements.

Acquisition- and Integration-Related Expenses

Acquisition- and integration-related expenses include those expenses related to acquisitions that would otherwise not have been incurred by the Company, including professional and services fees such as legal, audit, consulting, paying agent and other fees, and expenses related to cash payments to certain former executives of the acquired businesses in connection with their employment agreements. Integration-related expenses represent incremental costs related to combining the Company and its business acquisitions, such as third-party consulting and other third-party services related to merging previously separate companies' systems and processes.

The Company's acquisition- and integration-related expenses for the three and six months ended June 30, 2019 and 2018 were as follows (in thousands):

RIBBON COMMUNICATIONS INC.
Notes to Condensed Consolidated Financial Statements (Continued)
(unaudited)

	Three months ended		Six months ended
	June 30, 2019	June 30, 2018	June 30, 2019	June 30, 2018
Professional and services fees (acquisition-related)	$321	$2,199	$1,826	$2,409
Management bonuses (acquisition-related)	—	298	—	1,972
Integration-related expenses	1,644	1,783	3,338	4,311
	$1,965	$4,280	$5,164	$8,692

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

The calculations of shares used to compute earnings (loss) per share were as follows (in thousands):

	Three months ended		Six months ended
	June 30, 2019	June 30, 2018	June 30, 2019	June 30, 2018
Weighted average shares outstanding—basic	110,394	102,160	109,239	102,039
Potential dilutive common shares	304	—	433	—
Weighted average shares outstanding—diluted	110,698	102,160	109,672	102,039

Options to purchase the Company's common stock aggregating 0.3 million shares and 0.4 million shares have not been included in the computation of diluted earnings per share for the three and six months ended June 30, 2019, respectively, because their effect would have been antidilutive. Options to purchase the Company's common stock and unvested shares of restricted and performance-based stock and stock units aggregating 3.3 million shares have not been included in the computation of diluted loss per share for the three and six months ended June 30, 2018 because their effect would have been antidilutive.

(4) CASH EQUIVALENTS, MARKETABLE SECURITIES AND INVESTMENTS

The Company invests in debt instruments, primarily U.S. government-backed, municipal and corporate obligations, which management believes to be high quality (investment grade) credit instruments.

The Company's remaining available-for-sale securities matured during the three months ended June 30, 2019. The Company also did not hold any cash equivalents at June 30, 2019. As a result of the Company no longer holding any marketable securities or investments at June 30, 2019, the remaining tax effect on the unrealized gain (loss) on available-for-sale marketable securities was realized in the three months ended June 30, 2019 and recorded in Income tax provision in the Company's condensed consolidated statements of operations as a reclassification from Unrealized gain (loss) on available-for-sale marketable securities in the Company's condensed consolidated statements of comprehensive income (loss). The Company did not sell any of its available-for-sale securities during the three or six months ended June 30, 2019 or 2018 and did not hold any investments that would mature beyond one year at December 31, 2018.

The amortized cost, gross unrealized gains and losses and fair value of the Company's marketable debt securities at December 31, 2018 were comprised of the following (in thousands):

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

The following table shows the fair value of the Company's financial assets at December 31, 2018. These financial assets are comprised of the Company's available-for-sale debt securities and reported under the captions Cash and cash equivalents and Marketable securities in the condensed consolidated balance sheet (in thousands):

		Fair value measurements at December 31, 2018 using:
	Total carrying value at December 31, 2018	Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Cash equivalents	$310	$310	$—	$—

Marketable securities
U.S. government agency notes	$3,989	$—	$3,989	$—
Corporate debt securities	3,295	—	3,295	—
	$7,284	$—	$7,284	$—

The Company's marketable securities were valued with the assistance of valuations provided by third-party pricing services, as derived from such services' pricing models. Inputs to the models may include, but are not limited to, reported trades, executable bid and asked prices, broker/dealer quotations, prices or yields of securities with similar characteristics, benchmark curves or information pertaining to the issuer, as well as industry and economic events. The pricing services may use a matrix approach, which considers information regarding securities with similar characteristics to determine the valuation

RIBBON COMMUNICATIONS INC.
Notes to Condensed Consolidated Financial Statements (Continued)
(unaudited)

for a security. The Company is ultimately responsible for the condensed consolidated financial statements and underlying estimates. Accordingly, the Company assesses the reasonableness of the valuations provided by the third-party pricing services by reviewing actual trade data, broker/dealer quotes and other similar data, which are obtained from quoted market prices or other sources.

(5) INVENTORY

Inventory at June 30, 2019 and December 31, 2018 consisted of the following (in thousands):

	June 30, 2019	December 31, 2018
On-hand final assemblies and finished goods inventories	$13,987	$19,879
Deferred cost of goods sold	3,027	3,798
	17,014	23,677
Less noncurrent portion (included in other assets)	(505)	(1,075)
Current portion	$16,509	$22,602

(6) INTANGIBLE ASSETS AND GOODWILL

The Company's intangible assets at June 30, 2019 and December 31, 2018 consisted of the following (in thousands):

June 30, 2019	Weighted average amortization period (years)	Cost	Accumulated amortization	Net carrying value
In-process research and development	*	$5,600	$—	$5,600
Developed technology	6.83	186,880	82,924	103,956
Customer relationships	9.47	154,140	26,755	127,385
Trade names	5.20	2,000	919	1,081
Internal use software	3.00	730	730	—
	7.86	$349,350	$111,328	$238,022

December 31, 2018	Weighted average amortization period (years)	Cost	Accumulated amortization	Net carrying value
In-process research and development	*	$5,600	$—	$5,600
Developed technology	6.91	182,880	63,187	119,693
Customer relationships	9.44	146,940	22,218	124,722
Trade names	5.20	2,000	624	1,376
Internal use software	3.00	730	730	—
	7.88	$338,150	$86,759	$251,391

* An in-process research and development intangible asset has an indefinite life until the product is generally available, at which time such asset is typically reclassified to developed technology.

Amortization expense for intangible assets for the three and six months ended June 30, 2019 and 2018 was as follows (in thousands):

RIBBON COMMUNICATIONS INC.
Notes to Condensed Consolidated Financial Statements (Continued)
(unaudited)

	Three months ended		Six months ended		Statement of operations classification
	June 30, 2019	June 30, 2018	June 30, 2019	June 30, 2018
Developed technology	$10,092	$9,270	$19,737	$18,862	Cost of revenue - product
Customer relationships	2,407	2,581	4,537	5,186	Sales and marketing
Trade names	148	113	295	225	Sales and marketing
	$12,647	$11,964	$24,569	$24,273

Estimated future amortization expense for the Company's intangible assets at June 30, 2019 was as follows (in thousands):

Years ending December 31,
Remainder of 2019	$24,656
2020	48,815
2021	42,493
2022	35,113
2023	27,538
Thereafter	59,407
$238,022

The changes in the carrying value of the Company's goodwill in the six months ended June 30, 2019 and 2018 were as follows (in thousands):

Balance at January 1	2019	2018
Goodwill	$386,761	$338,822
Accumulated impairment losses	(3,106)	(3,106)
	383,655	335,716
Acquisition of Anova	5,541	—
Balance at June 30	$389,196	$335,716

Balance at June 30
Goodwill	$392,302	$338,822
Accumulated impairment losses	(3,106)	(3,106)
	$389,196	$335,716

(7) ACCRUED EXPENSES
Accrued expenses at June 30, 2019 and December 31, 2018 consisted of the following (in thousands):

	June 30, 2019	December 31, 2018
Employee compensation and related costs	$23,585	$42,852
Deferred purchase consideration	1,700	15,000
Other	29,408	26,411
	$54,693	$84,263

(8) RESTRUCTURING AND FACILITIES CONSOLIDATION INITIATIVES

The Company recorded restructuring and related expense aggregating $9.1 million and $14.1 million in the three and six

RIBBON COMMUNICATIONS INC.
Notes to Condensed Consolidated Financial Statements (Continued)
(unaudited)

months ended June 30, 2019, respectively, and $6.1 million and $12.8 million in the three and six months ended June 30, 2018, respectively. Restructuring and related expense includes both restructuring expense (primarily severance and related costs) and accelerated rent amortization expense.

For restructuring events that involve lease assets and liabilities, the Company applies lease reassessment and modification guidance and evaluates the right-of-use assets for potential impairment. If the Company plans to exit all or distinct portions of a facility and does not have the ability or intent to sublease, the Company will accelerate the amortization of each of those lease components through the vacate date. The accelerated amortization is recorded as a component of Restructuring and related expense in the Company's condensed consolidated statements of operations. Related variable lease expenses will continue to be expensed as incurred through the vacate date, at which time the Company will reassess the liability balance to ensure it appropriately reflects the remaining liability associated with the premises and record a liability for the estimated future variable lease costs.

The components of Restructuring and related expense for the three and six months ended June 30, 2019 were as follows (in thousands):

	Three months ended	Six months ended
	June 30, 2019	June 30, 2019
Severance and related costs	$5,981	$10,900
Variable and other facilities-related costs	305	318
Accelerated amortization of lease assets due to cease-use	2,858	2,858
	$9,144	$14,076

Prior to the adoption of ASC 842, the Company recorded restructuring accruals for future lease obligations related to vacated facilities at the time that it ceased usage of the respective facility. The components of Restructuring and related expense recorded in the three and six months ended June 30, 2018 were as follows (in thousands):

	Three months ended	Six months ended
	June 30, 2018	June 30, 2018
Severance and related costs	5,612	12,122
Facilities	485	643
	$6,097	$12,765

2019 Restructuring and Facilities Consolidation Initiative
In June 2019, the Company implemented a restructuring plan to further streamline the Company's global footprint, improve its operations and enhance its customer delivery (the "2019 Restructuring Initiative"). The 2019 Restructuring Initiative includes facility consolidations, refinement of the Company's research and development activities, and a reduction in workforce. In connection with this initiative, the Company expects to reduce its focus on hardware and appliance-based development over time and to increase its development focus on software virtualization, functional simplicity and important customer requirements. The facility consolidations under the 2019 Restructuring Initiative (the "Facilities Initiative") include a consolidation of the Company's North Texas sites into a single campus housing engineering, customer training and support, and administrative functions, as well as a reduction or elimination of certain excess and duplicative facilities worldwide. In addition, the Company intends to substantially consolidate its global software laboratories and server farms into two lower cost North American sites. The Company continues to evaluate its properties included in the Facilities Initiative for accelerated amortization and/or right-of-use asset impairment. The Company expects that the actions under the Facilities Initiative will be completed by the end of 2020.

In connection with the 2019 Restructuring Initiative, the Company recorded restructuring expense of $5.8 million in the three months ended June 30, 2019 for severance and related costs for approximately 110 employees. The Company expects that

RIBBON COMMUNICATIONS INC.
Notes to Condensed Consolidated Financial Statements (Continued)
(unaudited)

nearly all of this amount will be paid by the end of 2019. The Company estimates that it will record additional restructuring expense related to severance and related costs approximating $1 million under the 2019 Restructuring Initiative.

A summary of the 2019 Restructuring Initiative accrual activity for severance and related costs for the six months ended June 30, 2019 is as follows (in thousands):

	Balance at January 1, 2019	Initiatives charged to expense	Cash payments	Balance at June 30, 2019
Severance	$—	$5,824	$(373)	$5,451

Accelerated rent amortization is being recognized from the date that the Company commenced the plan to fully or partially vacate the respective facility through the final date each such plan is complete. The Company recorded $2.9 million of accelerated rent amortization in the three months ended June 30, 2019. The liability for the total lease payments for each respective facility is included as a component of Operating lease liabilities in the Company's condensed consolidated balance sheets, both current and noncurrent (see Note 16). The Company expects to record approximately $1.5 million of future expense in connection with certain of these facilities, comprised of both accelerated rent amortization and variable facilities-related costs. The Company may incur additional future expense if it is unable to sublease other locations included in the Facilities Initiative.

Merger Restructuring Initiative

In connection with the Merger, the Company implemented a restructuring plan in the fourth quarter of 2017 to eliminate certain redundant positions and facilities within the combined companies (the "Merger Restructuring Initiative"). In connection with this initiative, the Company recorded restructuring expense of $5.2 million in the six months ended June 30, 2019, comprised of $0.3 million in the three months ended June 30, 2019 and $4.9 million in the three months ended March 31, 2019. The Company recorded $11.8 million of restructuring and related expense in the six months ended June 30, 2018, comprised of $5.3 million in the three months ended June 30, 2018 and $6.5 million in the three months ended March 31, 2018. Of the amount recorded in the six months ended June 30, 2019, virtually all was for severance and related costs for approximately 40 employees. The amount recorded in the six months ended June 30, 2018 represented severance and related costs for approximately 255 employees. The Merger Restructuring Initiative is substantially complete and the Company anticipates it will record nominal future expense in connection with this initiative. In connection with the adoption of ASC 842 effective January 1, 2019, the Company wrote off the remaining restructuring accrual related to facilities. The Company expects that the amount accrued at June 30, 2019 for severance will be paid by the end of the first half of 2020.

A summary of the Merger Restructuring Initiative accrual activity for the six months ended June 30, 2019 is as follows (in thousands):

	Balance at January 1, 2019	Initiatives charged to expense	Adjustment for the impact of ASC 842 adoption	Cash payments	Balance at June 30, 2019
Severance	$1,910	$5,076	$—	$(4,499)	$2,487
Facilities	771	156	(771)	(156)	—
	$2,681	$5,232	$(771)	$(4,655)	$2,487

Balance Sheet Classification

The current portions of accrued restructuring are included as a component of Accrued expenses and the long-term portions of accrued restructuring are included as a component of Other long-term liabilities in the condensed consolidated balance sheets. There was no long-term portion of accrued restructuring at June 30, 2019. The long-term portion of accrued restructuring totaled $0.5 million at December 31, 2018. This amount represented future lease payments on restructured facilities.

RIBBON COMMUNICATIONS INC.
Notes to Condensed Consolidated Financial Statements (Continued)
(unaudited)

(9) DEBT

Senior Secured Credit Facility

On December 21, 2017, the Company entered into a Senior Secured Credit Facilities Credit Agreement (the “Credit Facility”), by and among the Company, as a guarantor, Sonus Networks, Inc., as the borrower (“Borrower”), Silicon Valley Bank ("SVB"), as administrative agent (in such capacity, the “Administrative Agent”), issuing lender, swingline lender and lead arranger and the lenders party thereto (each referred to individually as a “Lender”, and collectively, the “Lenders”), which refinanced the prior credit agreement with SVB that the Company had assumed in connection with the Merger. The Credit Facility includes $100 million of commitments, the full amount of which is available for revolving loans, a $15 million sublimit that is available for letters of credit and a $15 million sublimit that is available for swingline loans. On June 24, 2018, the Company amended the Credit Facility to, among other things, permit the Edgewater Acquisition and related transactions. At December 31, 2018, the Company had an outstanding debt balance of $55.0 million at an interest rate of 5.96% and $2.7 million of outstanding letters of credit at an average interest rate of 1.75% under the Credit Facility. The Company was in compliance with all covenants of the Credit Facility at December 31, 2018.

On April 29, 2019, the Company amended and restated the Credit Facility (the "New Credit Facility"). In addition to the original $100 million of commitments, the New Credit Facility includes an additional $50 million term loan facility that was advanced in full on April 29, 2019. The New Credit Facility also includes procedures for additional financial institutions to become lenders, or for any existing lender to increase its commitment under either the term loan facility or the revolving loan facility, subject to an aggregate increase of $75 million for all incremental commitments under the New Credit Facility. The New Credit Facility is scheduled to mature in April 2024. In addition to SVB, lenders under the New Credit Facility include Citizens Bank N.A., SunTrust Bank, JPMorgan Chase Bank, N.A. and Santander Bank, N.A. At June 30, 2019, the Company had outstanding debt under the New Credit Facility totaling $85.0 million at an average interest rate of 4.75% and $4.4 million of outstanding letters of credit at an average interest rate of 1.89%.

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

The New Credit Facility requires compliance with certain financial covenants, including a minimum consolidated quick ratio, minimum consolidated fixed charge coverage ratio and maximum consolidated leverage ratio, all of which are defined in the New Credit Facility and tested on a quarterly basis. The Company was in compliance with all covenants of the New Credit Facility at June 30, 2019.

RIBBON COMMUNICATIONS INC.
Notes to Condensed Consolidated Financial Statements (Continued)
(unaudited)

In addition, the New Credit Facility contains various covenants that, among other restrictions, limit the Company’s and its subsidiaries’ ability to enter into certain types of transactions, including, but not limited to: incurring or assuming indebtedness; granting or assuming liens; making acquisitions or engaging in mergers; making dividend and certain other restricted payments; making investments; selling or otherwise transferring assets; engaging in transactions with affiliates; entering into sale and leaseback transactions; entering into burdensome agreements; changing the nature of its business; modifying its organizational documents; and amending or making prepayments on certain junior debt.

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

Promissory Note

In connection with the Merger, on October 27, 2017, the Company issued the Promissory Note for $22.5 million to certain of GENBAND's equity holders (the "Promissory Note"). The Promissory Note did not amortize, and the principal thereon was payable in full on the third anniversary of its execution. Interest on the Promissory Note was payable quarterly in arrears and accrued at a rate of 7.5% per year for the first six months after issuance, and thereafter at a rate of 10% per year. The failure to make any payment under the Promissory Note when due and, with respect to payment of any interest, the continuation of such failure for a period of thirty days thereafter, constituted an event of default under the Promissory Note. If an event of default occurred under the Promissory Note, the payees could declare the entire balance of the Promissory Note due and payable (including principal and accrued and unpaid interest) within five business days of the payees' notification to the Company of such acceleration. Interest that was not paid on the interest payment date increased the principal amount of the Promissory Note. At December 31, 2018, the Promissory Note balance was $24.1 million, comprised of $22.5 million of principal and $1.6 million of interest converted to principal.

On April 29, 2019, concurrently with the closing of the New Credit Facility as discussed above, the Company repaid in full all outstanding amounts under the Promissory Note, aggregating $24.7 million. The Company did not incur any early termination penalties in connection with this repayment.

(10) REVENUE RECOGNITION

The Company accounts for revenue in accordance with ASC 606, Revenue from Contracts with Customers ("ASC 606" or the "New Revenue Standard"), which it adopted on January 1, 2018 using the modified retrospective method.

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

RIBBON COMMUNICATIONS INC.
Notes to Condensed Consolidated Financial Statements (Continued)
(unaudited)

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

Services revenue includes revenue from customer support and other professional services. The Company offers warranties on its products. Certain of the Company's warranties are considered to be assurance-type in nature and do not cover anything beyond ensuring that the product is functioning as intended. Based on the guidance in ASC 606, assurance-type warranties do not represent separate performance obligations. The Company also sells separately-priced maintenance service contracts, which qualify as service-type warranties and represent separate performance obligations. The Company does not allow and has no history of accepting product returns.

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

Judgment is required to determine the standalone selling price ("SSP") for each distinct performance obligation. The Company typically has more than one SSP for individual products and services due to the stratification of those products and services by customers and circumstances. In these instances, the Company may use information such as the size of the customer and geographic region in determining the SSP.

Deferred Revenue

Deferred revenue is a contract liability representing amounts collected from or invoiced to customers in excess of revenue recognized. This results primarily from the billing of annual customer support agreements where the revenue is recognized over the term of the agreement. The value of deferred revenue will increase or decrease based on the timing of recognition of revenue.

Disaggregation of Revenue

The Company disaggregates its revenue from contracts with customers based on the nature of the products and services and the geographic regions in which each customer is domiciled. The Company's revenue for the three and six months ended June 30, 2019 and 2018 was disaggregated as follows:

RIBBON COMMUNICATIONS INC.
Notes to Condensed Consolidated Financial Statements (Continued)
(unaudited)

Three months ended June 30, 2019	Product revenue	Service revenue (maintenance)	Service revenue (professional services)	Total revenue
United States	$41,378	$33,785	$9,463	$84,626
Europe, Middle East and Africa	18,411	9,394	3,215	31,020
Japan	3,358	2,960	1,009	7,327
Other Asia Pacific	5,706	3,613	1,088	10,407
Other	3,206	7,389	1,446	12,041
	$72,059	$57,141	$16,221	$145,421

Three months ended June 30, 2018	Product revenue	Service revenue (maintenance)	Service revenue (professional services)	Total revenue
United States	$42,477	$32,640	$9,061	$84,178
Europe, Middle East and Africa	8,007	12,898	3,155	24,060
Japan	6,870	2,696	838	10,404
Other Asia Pacific	2,124	2,257	1,210	5,591
Other	3,645	7,580	1,903	13,128
	$63,123	$58,071	$16,167	$137,361

Six months ended June 30, 2019	Product revenue	Service revenue (maintenance)	Service revenue (professional services)	Total revenue
United States	$69,824	$66,572	$16,806	$153,202
Europe, Middle East and Africa	24,869	20,117	6,064	51,050
Japan	7,319	5,873	2,571	15,763
Other Asia Pacific	10,381	7,276	1,957	19,614
Other	7,146	14,292	3,282	24,720
	$119,539	$114,130	$30,680	$264,349

Six months ended June 30, 2018	Product revenue	Service revenue (maintenance)	Service revenue (professional services)	Total revenue
United States	$60,278	$64,289	$16,495	$141,062
Europe, Middle East and Africa	19,427	24,046	5,988	49,461
Japan	12,540	5,549	1,793	19,882
Other Asia Pacific	15,011	5,354	2,279	22,644
Other	7,398	14,895	3,199	25,492
	$114,654	$114,133	$29,754	$258,541

The Company's product revenue from its direct sales program and from indirect sales through its channel partner program for the three and six months ended June 30, 2019 and 2018 was as follows (in thousands):

RIBBON COMMUNICATIONS INC.
Notes to Condensed Consolidated Financial Statements (Continued)
(unaudited)

	Three months ended		Six months ended
	June 30, 2019	June 30, 2018	June 30, 2019	June 30, 2018
Indirect sales through channel program	$28,669	$7,590	$47,843	$15,842
Direct sales	43,390	55,533	71,696	98,812
	$72,059	$63,123	$119,539	$114,654

The Company's product revenue from sales to enterprise customers and from sales to service provider customers for the three and six months ended June 30, 2019 and 2018 was as follows (in thousands):

	Three months ended		Six months ended
	June 30, 2019	June 30, 2018	June 30, 2019	June 30, 2018
Sales to enterprise customers	$15,082	$6,699	$29,837	$13,953
Sales to service provider customers	56,977	56,424	89,702	100,701
	$72,059	$63,123	$119,539	$114,654

Revenue Contract Balances

The timing of revenue recognition, billings and cash collections results in billed accounts receivable; unbilled receivables, which are contract assets; and customer advances and deposits, which are contract liabilities, in the Company's condensed consolidated balance sheets. Amounts are billed as work progresses in accordance with agreed-upon contractual terms, either at periodic intervals or upon achievement of contractual milestones. Completion of services and billing may occur subsequent to revenue recognition, resulting in contract assets. The Company may receive advances or deposits from its customers before revenue is recognized, resulting in contract liabilities that are classified as deferred revenue. These assets and liabilities are reported in the Company's condensed consolidated balance sheets on a contract-by-contract basis as of the end of each reporting period. Changes in the contract asset and liability balances during the six months ended June 30, 2019 were not materially impacted by any factors other than billing and revenue recognition. Nearly all of the Company's deferred revenue balance is related to services revenue, primarily customer support contracts. Unbilled receivables stem primarily from engagements where services have been performed; however, billing cannot occur until services are completed.

In some arrangements, the Company allows customers to pay for term-based software licenses and products over the term of the software license. The Company also sells SaaS-based software under subscription arrangements, with payment terms over the term of the SaaS agreement. Amounts recognized as revenue in excess of amounts billed are recorded as unbilled receivables. Unbilled receivables that are anticipated to be invoiced in the next twelve months are included in Accounts receivable on the Company's condensed consolidated balance sheets. The changes in the Company's accounts receivable, unbilled receivables and deferred revenue balances for the six months ended June 30, 2019 were as follows (in thousands):

	Accounts receivable	Unbilled accounts receivable	Deferred revenue (current)	Deferred revenue (long-term)
Balance at January 1, 2019	$174,310	$13,543	$105,087	$17,572
Increase (decrease), net	(51,261)	18,823	(8,143)	(2,457)
Balance at June 30, 2019	$123,049	$32,366	$96,944	$15,115

The decrease in accounts receivable was primarily the result of typical mid-year seasonality. The Company recognized approximately $63 million of revenue in the six months ended June 30, 2019 that was recorded as deferred revenue at December 31, 2018. The Company recognized approximately $78 million of revenue in the six months ended June 30, 2018 that was recorded as deferred revenue at December 31, 2017. Of the Company's deferred revenue reported as long-term in its condensed consolidated balance sheet at June 30, 2019, the Company expects that approximately $8 million will be recognized

RIBBON COMMUNICATIONS INC.
Notes to Condensed Consolidated Financial Statements (Continued)
(unaudited)

as revenue in 2020, approximately $5 million will be recognized as revenue in 2021 and approximately $2 million will be recognized as revenue in 2022 and beyond.

All freight-related customer invoicing is recorded as revenue, while the shipping and handling costs that occur after control of the promised goods or services transfer to the customer are reported as fulfillment costs, a component of Cost of revenue - product in the Company's condensed consolidated statements of operations.

Deferred Commissions Cost

Sales commissions earned by the Company's employees are considered incremental and recoverable costs of obtaining a contract with a customer. Expense related to commission payments has been deferred on our condensed consolidated balance sheet and is being amortized over the expected life of the customer contract, which averages five years. At both June 30, 2019 and December 31, 2018, the Company had $2.7 million of deferred sales commissions capitalized.

(11) COMMON STOCK REPURCHASES

In the second quarter of 2019, the Board approved a stock repurchase program (the "Repurchase Program") pursuant to which the Company may repurchase up to $75 million of the Company's common stock prior to April 18, 2021. Repurchases under the Repurchase Program may be made in the open market, in privately negotiated transactions or otherwise, with the amount and timing of repurchases depending on market conditions and corporate discretion. The Repurchase Program does not obligate the Company to acquire any particular amount of common stock and may be extended, modified, suspended or discontinued at any time at the Board's discretion. The stock repurchases are being funded using the Company's working capital. During the six months ended June 30, 2019, the Company spent $4.5 million, including transaction fees, to repurchase and retire 1.0 million shares of its common stock under the Repurchase Program. At June 30, 2019, the Company had $70.5 million remaining under the Repurchase Program for future repurchases.

(12) STOCK-BASED COMPENSATION PLANS

2019 Stock Incentive Plan

At the Company's annual meeting of stockholders held on June 5, 2019, the Company's stockholders approved the Ribbon Communications Inc. 2019 Incentive Award Plan (the "2019 Plan"). The 2019 Plan had previously been approved by the Board subject to stockholder approval. Under the 2019 Plan, the Company may grant awards up to 7.0 million shares of common stock (subject to adjustment in the event of stock splits and other similar events), plus 5.1 million shares of common stock that remained available for issuance under the Company's Amended and Restated Stock Incentive Plan (the "2007 Plan") on June 5, 2019, plus any shares covered by awards under the 2007 Plan (or the Company's other prior equity compensation plans) that again become available for grant pursuant to the provisions of the 2007 Plan. The 2019 Plan provides for the grant of options to purchase the Company's common stock ("stock options"), stock appreciation rights ("SARs"), restricted stock awards ("RSAs"), performance-based stock awards ("PSAs"), restricted stock units ("RSUs"), performance-based stock units ("PSUs") and other stock- or cash-based awards. Awards can be granted under the 2019 Plan to the Company's employees, officers and non-employee directors, as well as consultants and advisors of the Company and its subsidiaries.

2007 Plan

The Company's 2007 Plan provides for the award of stock options, SARs, RSAs, RSU, PSAs, PSUs and other stock-based awards to employees, officers, directors (including those directors who are not employees or officers of the Company), consultants and advisors of the Company and its subsidiaries. On and following June 5, 2019, with the exception of shares underlying awards outstanding as of that date, no additional shares may be granted under the 2007 Plan.

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

The fair values of the Edgewater Options assumed were estimated using a Black-Scholes option pricing model. The Company recorded $0.7 million as additional purchase consideration for the fair value of the assumed Edgewater Options. The fair value of the Ribbon Replacement Options attributable to future service totaled $1.0 million, which are being recognized over a weighted average period of approximately two years.

Executive Equity Arrangements

Stock-for-Cash Bonus Election

In connection with the Company's annual incentive program, certain executives of the Company were given the choice to receive a portion, ranging from 10% to 50% (the "Elected Percentage"), of their fiscal year 2018 bonuses (the "2018 Bonus"), if any were earned, in the form of shares of the Company's common stock (the "2018 Bonus Shares" and such program, the "Stock Bonus Election Program"). Each executive could also elect not to participate in this program and earn his or her 2018 Bonus, if any, in the form of cash. Any executive (other than the Company's Chief Executive Officer and other members of its senior leadership team) who elected to receive a portion of his or her 2018 Bonus in stock would also receive an additional "uplift" of 20% of the value of the 2018 Bonus Shares in additional shares of the Company’s common stock (the “Uplift Shares”). Under the Stock Bonus Election Program, the amount of the 2018 Bonus, if any, for each executive was determined by the Compensation Committee of the Board (the "Compensation Committee").

The number of shares earned by each of the 23 participants in the Stock Bonus Election Program was calculated by multiplying such participant's 2018 Bonus by the applicable Elected Percentage (plus the amount attributable to Uplift Shares, if applicable) and dividing the resulting amount by $4.97, the closing price of the Company's common stock on March 8, 2019, the date of the company-wide cash bonus payments. The Company granted 198,949 shares in the aggregate in connection with the 2018 Bonus Shares on March 15, 2019, and such shares were fully vested on the date of grant. However, notwithstanding that each such share of common stock is fully vested, each participant in the Stock Bonus Election Program is contractually restricted from trading the 2018 Bonus Shares for five months after the date of grant. Both the grant and vesting of the 2018 Bonus Shares are included in the RSU table below.

Performance-Based Stock Grants

In addition to granting RSAs and RSUs to its executives and certain of its employees, the Company also grants PSUs to certain of its executives.

2019 PSU Grants. In March and April 2019, the Company granted certain of its executives an aggregate of 872,073 PSUs, of which 523,244 PSUs had both performance and service conditions (the "Performance PSUs") and 348,829 PSUs had both market and service conditions (the "Market PSUs").

Each executive's Performance PSU grant is comprised of three consecutive fiscal year performance periods from 2019 through 2021 (each, a "Fiscal Year Performance Period"), with one-third of the Performance PSUs attributable to each Fiscal Year Performance Period. The number of shares that will vest for each Fiscal Year Performance Period will be based on the achievement of certain metrics related to the Company's financial performance for the applicable year on a standalone basis (each, a "Fiscal Year Performance Condition"). The Company's achievement of the 2019 Fiscal Year Performance Conditions (and the number of shares of Company common stock to vest as a result thereof) will be measured on a linear sliding scale in

RIBBON COMMUNICATIONS INC.
Notes to Condensed Consolidated Financial Statements (Continued)
(unaudited)

relation to specific threshold, target and stretch performance conditions. The Company is recording stock-based compensation expense for the Performance PSUs based on its assessment of the probability that each performance condition will be achieved and the level, if any, of such achievement. As of June 30, 2019, the Company determined that the grant date criteria for the 2020 and 2021 Fiscal Year Performance Periods had not been met, as the 2020 and 2021 Fiscal Year Performance Conditions had not been established by the Company. Accordingly, the stock-based compensation expense recorded in the six months ended June 30, 2019 in connection with the Performance PSUs is related only to those PSUs with 2019 Fiscal Year Performance Conditions. The Compensation Committee will determine the number of shares earned, if any, after the Company's financial results for each Fiscal Year Performance Period are finalized. Upon the determination by the Compensation Committee of the number of shares that will be received upon vesting of the PSUs, such number of shares will become fixed and the unamortized expense will be recorded through the remainder of the service period that ends March 15, 2022, at which time the total Performance PSUs earned, if any, will vest, pending each executive's continued employment with the Company through that date. The number of shares of common stock to be achieved upon vesting of the Performance PSUs will in no event exceed 200% of the Performance PSUs. Shares subject to the Performance PSUs that fail to be earned will be forfeited.

The Market PSUs have one three-year performance period which ends on December 31, 2021 (the "Market Performance Period"). The number of shares subject to the Market PSUs that will vest, if any, on March 15, 2022, will be dependent upon the Company's total shareholder return ("TSR") compared with the TSR of the companies included in the Nasdaq Telecommunications Index for the same Market Performance Period, measured by the Compensation Committee after the Market Performance Period ends. The shares determined to be earned will vest on March 15, 2022, pending each executive's continued employment with the Company through that date. The number of shares of common stock to be achieved upon vesting of the Market PSUs will in no event exceed 200% of the Market PSUs. Shares subject to the Market PSUs that fail to be earned will be forfeited. The Company recorded nominal stock-based compensation expense related to the Market PSUs in the three months ended June 30, 2019.

2018 PSU Grant. In May 2018, the Company granted its President and Chief Executive Officer Franklin (Fritz) Hobbs ("Mr. Hobbs"), 195,000 PSUs with both performance and service conditions (the "2018 PSUs"). Of the 195,000 2018 PSUs, one-half of such PSUs were eligible to vest based on the achievement of two separate metrics related to the Company's 2018 financial performance (the "2018 Performance Conditions"). The Company's achievement of the 2018 Performance Conditions (and the number of shares of Company common stock to be received upon vesting as a result thereof) were measured on a linear sliding scale in relation to specific threshold, target and stretch performance conditions. The number of shares of common stock to be received upon vesting of the 2018 PSUs would in no event exceed 150% of the 2018 PSUs. In February 2019, the Compensation Committee determined that the performance metrics for one-half of the 2018 PSUs had been achieved at the 106.49% achievement level and one-half of the 2018 PSUs had been achieved at the 150% level. However, in April 2019, the Compensation Committee subsequently determined that the performance metrics for the entire 2018 PSUs had been achieved at the 150% level, for a total of 292,500 shares eligible to be issued, pending Mr. Hobbs’ continued employment with the Company through December 31, 2020, the vesting date of the 2018 PSUs.

2017 PSU Grants. On March 31, 2017, the Company granted an aggregate of 165,000 PSUs with both market and service conditions to five of its executives (the "2017 PSUs"). The terms of each PSU grant were such that up to one-third of the shares subject to the respective PSU grant would vest, if at all, on each of the respective first, second and third anniversaries of the date of grant, depending on the Company's TSR compared with the TSR of the companies included in the Nasdaq Telecommunications Index for the same fiscal year, measured by the Compensation Committee after each of the fiscal years as defined by each grant (each, a "Performance Period"). The shares determined to be earned would vest on the anniversary of the grant date following each Performance Period. Shares subject to the PSUs that failed to be earned would be forfeited. In March 2018, the Compensation Committee determined that the performance metrics for the 2017 PSUs for the 2017 Performance Period had been achieved at the 130% level and accordingly, 33,584 shares in the aggregate were released to the three executives holding such outstanding grants, comprised of 25,834 shares, representing the 100% achievement target, granted on March 31, 2017 and 7,750 shares, representing the 30% achievement over target, granted on March 31, 2018. In February 2019, the Compensation Committee determined that the performance metrics for the 2017 PSUs for the 2018 Performance Period had been achieved at the 61.4% level and accordingly, 9,466 were released to the three executives holding such outstanding grants on March 31, 2019. The shares that failed to be earned for the 2018 Performance Period, aggregating 5,950 shares, were forfeited. Accordingly, at June 30, 2019, there were no remaining unvested 2017 PSUs outstanding. The release and forfeiture of the shares related to the 2018 Performance Period are included in the PSU table below.

RIBBON COMMUNICATIONS INC.
Notes to Condensed Consolidated Financial Statements (Continued)
(unaudited)

Accounting for PSUs with Market Conditions. PSUs that include a market condition require the use of a Monte Carlo simulation approach to model future stock price movements based upon the risk-free rate of return, the date of return, the volatility of each entity and the pair-wise covariance between each entity. These results are then used to calculate the grant date fair values of the respective PSUs. The Company is required to record expense for the PSUs with market conditions through their respective final vesting dates, regardless of the number of shares that are ultimately earned. During the three months ended June 30, 2019, the Company completed the analysis required to determine the grant date fair value of the Market PSUs, determining that such value was $7.24 per share. The Company recorded nominal incremental stock-based compensation expense in the three months ended June 30, 2019 to account for the adjustment to the grant date fair value of the Market PSUs from the prior quarter. The adjusted grant date fair value of the Market PSUs is reflected in the PSU activity reported in the PSU table below.

Stock Options

The activity related to the Company's outstanding stock options for the six months ended June 30, 2019 was as follows:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value (in thousands)
Outstanding at January 1, 2019	582,061	$9.01
Granted	—	$—
Exercised	(107,006)	$1.78
Forfeited	(16,177)	$2.47
Expired	(34,958)	$12.21
Outstanding at June 30, 2019	423,920	$10.82	4.53	$404
Vested or expected to vest at June 30, 2019	413,897	$11.02	4.44	$380
Exercisable at June 30, 2019	341,375	$12.90	3.96	$190

Additional information regarding the Company's stock options for the three and six months ended June 30, 2019 was as follows (in thousands):

	Three months ended	Six months ended
	June 30, 2019	June 30, 2019
Total intrinsic value of stock options exercised	$49	$396
Cash received from the exercise of stock options	$40	$190

Restricted Stock Awards and Units

The activity related to the Company's RSAs for the six months ended June 30, 2019 was as follows:

	Shares	Weighted Average Grant Date Fair Value
Unvested balance at January 1, 2019	1,508,011	$6.90
Granted	—	$—
Vested	(769,403)	$6.91
Forfeited	(25,497)	$7.04
Unvested balance at June 30, 2019	713,111	$6.88

RIBBON COMMUNICATIONS INC.
Notes to Condensed Consolidated Financial Statements (Continued)
(unaudited)

The activity related to the Company's RSUs for the six months ended June 30, 2019 was as follows:

	Shares	Weighted Average Grant Date Fair Value
Unvested balance at January 1, 2019	636,300	$6.52
Granted	2,730,132	$4.98
Vested	(396,983)	$5.98
Forfeited	(39,580)	$5.50
Unvested balance at June 30, 2019	2,929,869	$5.17

The total grant date fair value of shares of restricted stock granted under RSAs and RSUs that vested during the six months ended June 30, 2019 was $7.7 million.

Performance-Based Stock Units

The activity related to the Company's PSUs for the six months ended June 30, 2019 was as follows:

	Shares	Weighted Average Grant Date Fair Value
Unvested balance at January 1, 2019	210,416	$5.77
Granted	872,073	$6.03
Vested	(9,466)	$8.55
Forfeited	(5,950)	$8.55
Unvested balance at June 30, 2019	1,067,073	$5.94

The total grant date fair value of shares of restricted stock granted under PSUs that vested during the six months ended June 30, 2019 was $0.1 million.

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

In May 2017, the Compensation Committee determined to suspend all offering periods under the ESPP, effective September 1, 2017, until such time after the Merger Date as the Compensation Committee determined was best in its sole discretion. The Board voted to re-implement the ESPP effective December 1, 2018 for employees in certain geographic regions, with the first purchase date of the re-implemented ESPP completed on May 31, 2019.

Stock-Based Compensation

The condensed consolidated statements of operations include stock-based compensation for the three and six months ended June 30, 2019 and 2018 as follows (in thousands):

RIBBON COMMUNICATIONS INC.
Notes to Condensed Consolidated Financial Statements (Continued)
(unaudited)

	Three months ended		Six months ended
	June 30, 2019	June 30, 2018	June 30, 2019	June 30, 2018
Product cost of revenue	$22	$19	$36	$70
Service cost of revenue	151	67	243	199
Research and development	331	151	838	1,051
Sales and marketing	560	485	1,544	1,359
General and administrative	466	1,359	3,008	2,226
	$1,530	$2,081	$5,669	$4,905

There is an income tax benefit of approximately $170,000 for employee stock-based compensation expense for the six months ended June 30, 2019, and no income tax benefit for employee stock-based compensation expense for the six months ended June 30, 2018 due to the valuation allowance recorded.

At June 30, 2019, there was $19.1 million, net of expected forfeitures, of unrecognized stock-based compensation expense related to unvested stock options, awards and units and the ESPP. This expense is expected to be recognized over a weighted average period of approximately two years.

(13) MAJOR CUSTOMERS

The following customer contributed 10% or more of the Company's revenue in the three and six months ended June 30, 2019 and 2018:

	Three months ended		Six months ended
	June 30, 2019	June 30, 2018	June 30, 2019	June 30, 2018
Verizon Communications Inc.	19%	21%	17%	17%

At June 30, 2019, two customers accounted for 10% or more of the Company's accounts receivable balance, representing approximately 31% in the aggregate of the Company's total accounts receivable. At December 31, 2018, two customers accounted for 10% or more of the Company's accounts receivable balance, representing approximately 32% in the aggregate of total accounts receivable. The Company performs ongoing credit evaluations of its customers and generally does not require collateral on accounts receivable. The Company maintains an allowance for doubtful accounts and such losses have been within management's expectations.

(14) RELATED PARTY TRANSACTIONS

As a portion of the consideration for the Merger, on October 27, 2017, the Company issued a Promissory Note for $22.5 million to certain of GENBAND's equity holders who, following the Merger, owned greater than five percent of the Company's outstanding shares. As described in Note 9, the Promissory Note did not amortize and the principal thereon was payable in full on the third anniversary of its execution. Interest on the Promissory Note was payable quarterly in arrears and accrued at a rate of 7.5% per year for the first six months after issuance, and thereafter at a rate of 10% per year. The failure to make any payment under the Promissory Note when due and, with respect to payment of any interest, the continuation of such failure for a period of thirty days thereafter, constituted an event of default under the Promissory Note. If an event of default occurred under the Promissory Note, the payees could declare the entire balance of the Promissory Note due and payable (including principal and accrued and unpaid interest) within five business days of the payees' notification to the Company of such acceleration. At December 31, 2018, the Promissory Note balance was $24.1 million, which was comprised of $22.5 million of

RIBBON COMMUNICATIONS INC.
Notes to Condensed Consolidated Financial Statements (Continued)
(unaudited)

principal, plus $1.6 million of interest converted to principal.

On April 29, 2019, the Company repaid in full all outstanding amounts under the Promissory Note, aggregating $24.7 million. The Company did not incur any early termination penalties in connection with this repayment.

(15) INCOME TAXES

The Company's income tax provisions for the six months ended June 30, 2019 and 2018 reflect the Company's estimates of the effective rates expected to be applicable for the respective full years, adjusted for any discrete events, which are recorded in the period that they occur. These estimates are reevaluated each quarter based on the Company's estimated tax expense for the full year. The estimated effective rates for the six months ended June 30, 2018 do not include any benefit for the Company's domestic or Ireland losses, as the Company concluded that a valuation allowance was required.

(16) LEASES

The Company has operating and finance leases for corporate offices, research and development facilities, and certain equipment. Operating leases are reported separately in the Company's condensed consolidated balance sheet at June 30, 2019 and finance leases are included in Property and equipment, net, in the condensed consolidated balance sheets at June 30, 2019 and December 31, 2018.

The Company determines if an arrangement is a lease at inception. A contract is determined to contain a lease component if the arrangement provides the Company with a right to control the use of an identified asset. Lease agreements may include lease and non-lease components. In such instances for all classes of underlying assets, the Company does not separate lease and non-lease components but rather, accounts for the entire arrangement under leasing guidance. Leases with an initial term of 12 months or less are not recorded on the balance sheet and lease expense for these leases is recognized on a straight-line basis over the lease term.

Right-of-use assets and lease liabilities are initially measured based on the present value of the future minimum fixed lease payments (i.e., fixed payments in the lease contract) over the lease term at the commencement date. As many of the Company's leases do not have a readily determinable implicit rate, the Company typically uses its incremental borrowing rate based on the information available at the commencement date in determining the present value of future minimum fixed lease payments. The Company calculates its incremental borrowing rate to reflect the interest rate that it would have to pay to borrow on a collateralized basis an amount equal to the lease payments in a similar economic environment over a similar term and considers its historical borrowing activities and market data from entities with comparable credit ratings in this determination. The measurement of the right-of-use asset also includes any lease payments made prior to the commencement date (excluding any lease incentives) and initial direct costs incurred. The Company assessed its right-of-use assets for impairment as of June 30, 2019 and determined no impairment has occurred.

Lease terms may include options to extend or terminate the lease and the Company incorporates such options in the lease term when it has the unilateral right to make such an election and it is reasonably certain that the Company will exercise that option. In making this determination, the Company considers its prior renewal and termination history and planned usage of the assets under lease, incorporating expected market conditions.

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

RIBBON COMMUNICATIONS INC.
Notes to Condensed Consolidated Financial Statements (Continued)
(unaudited)

In connection with the 2019 Restructuring Initiative, certain lease assets related to facilities will be partially or fully vacated as the Company consolidates its facilities. The Company has no plans to enter into sublease agreements for certain facilities. The Company expects that it will cease use of these facilities in the third quarter of 2019. Accordingly, the Company has accelerated the amortization of the associated lease assets through the planned cease-use date of each facility, resulting in additional amortization expense of $2.9 million in the second quarter of 2019. This incremental accelerated amortization is included in Restructuring and related expense in the Company's condensed consolidated statements of operations for both the three and six months ended June 30, 2019. The Company estimates that it will record additional incremental accelerated amortization of $0.6 million and a liability of $0.9 million for anticipated variable lease costs related to these facilities in the third quarter of 2019. The Company may incur additional future expense if it is unable to sublease other locations included in the Facilities Initiative.

The Company leases its corporate offices and other facilities under operating leases, which expire at various times through 2029. The Company's corporate headquarters is located in a leased facility in Westford, Massachusetts, consisting of 97,500 square feet under a lease that expires in August 2028. The Company's finance leases primarily consist of equipment.

The Company's right-of-use lease assets and lease liabilities at June 30, 2019 and December 31, 2018 were as follows (in thousands):

	Classification	June 30, 2019	December 31, 2018
Assets
Operating lease assets	Operating lease right-of-use assets	$40,029	$—
Finance lease assets*	Property and equipment, net	1,606	2,104
Total leased assets		$41,635	$2,104

Liabilities
Current
Operating	Operating lease liabilities	$7,800	$—
Finance	Accrued expenses and other	996	1,039
Noncurrent
Operating	Operating lease liabilities, net of current	40,247	—
Finance	Other long-term liabilities	867	1,324
Total lease liabilities		$49,910	$2,363

* Finance lease assets were recorded net of accumulated depreciation of $1.4 million and $0.9 million at June 30, 2019 and December 31, 2018, respectively, and were reported as capital lease assets prior to the Company's adoption of ASC 842.

The components of lease expense for the three and six months ended June 30, 2019 were as follows (in thousands):

	Three months ended	Six months ended
	June 30, 2019	June 30, 2019

Operating lease cost*	$5,633	$8,075
Finance lease cost
Amortization of leased assets	244	488
Interest on lease liabilities	57	120
Short-term lease cost	4,734	9,405
Variable lease costs (costs excluded from minimum fixed lease payments)	604	1,206
Net lease cost	$11,272	$19,294

RIBBON COMMUNICATIONS INC.
Notes to Condensed Consolidated Financial Statements (Continued)
(unaudited)

* Operating lease cost includes accelerated amortization of $2.9 million for certain assets to be partially or fully vacated in 2019 with no possibility of sublease.

The Company elected to use the alternative transition method, which allows entities to initially apply ASC 842 at the adoption date with no subsequent adjustments to prior period lease costs for comparability. As a result, operating leases in periods prior to the Company's adoption of ASC 842 were not recorded on the condensed consolidated balance sheet. Prior to the adoption of ASC 842, rent expense (including any escalation clauses, free rent and other lease concessions) on operating leases was recognized on a straight-line basis over the minimum lease term, and this remains consistent with the Company's application of ASC 842. Rent expense for operating leases was $3 million and $6 million for the three and six months ended June 30, 2018, respectively. Interest expense for finance leases was approximately $17,000 and $36,000 for the three and six months ended June 30, 2018, respectively. Amortization expense for finance leases was $0.1 million and $0.2 million for the three and six months ended June 30, 2018, respectively.

Other information related to the Company's leases as of and for the six months ended June 30, 2019 was as follows (in thousands, except lease terms and percentages):

Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	$5,187
Operating cash flows from finance leases	$120
Financing cash flows from finance leases	$500
Weighted average remaining lease term (years)
Operating leases	7.02
Finance leases	1.71
Weighted average discount rate
Operating leases	6.53%
Finance leases	12.43%

Future minimum fixed lease payments under noncancelable leases at June 30, 2019 were as follows (in thousands):

	Operating	Finance
	leases	leases
Remainder of 2019	$5,328	$703
2020	9,983	1,054
2021	9,140	306
2022	7,420	—
2023	7,083	—
2024 and beyond	21,079	—
Total lease payments	60,033	2,063
Less: interest	(11,986)	(200)
Present value of lease liabilities	$48,047	$1,863

Future minimum fixed lease payments under noncancelable leases at December 31, 2018 and as reported in the Company's Annual Report on Form 10-K/A for the year ended December 31, 2018 were as follows (in thousands):

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
** Prior to the Company's adoption of ASC 842 on January 1, 2019, operating leases were not recorded on the condensed consolidated balance sheet and no interest component was calculated.

(17) COMMITMENTS AND CONTINGENCIES

Litigation Settlement

As previously disclosed, the Company was involved in six lawsuits (together, the "Lawsuits") with Metaswitch Networks Ltd., Metaswitch Networks Corp. and Metaswitch Inc. (together, “Metaswitch”). In five of the Lawsuits, the Company was the plaintiff and, in three of those five lawsuits, the Company was also a counterclaim defendant. In the sixth case, the Company was the defendant.

On April 22, 2019, the Company and Metaswitch agreed to a binding mediator's proposal that resolves the six Lawsuits between the Company and Metaswitch (the "Lawsuits"). The Company and Metaswitch signed a Settlement and Cross-License Agreement on May 29, 2019 (the "Royalty Agreement"). Pursuant to the terms of the Royalty Agreement, Metaswitch has agreed to pay the Company an aggregate amount of $63.0 million, which includes cash payments of $37.5 million during the second quarter of 2019 and $25.5 million payable in three installments annually, beginning June 26, 2020, with such installment payments accruing interest at a rate of 4% per year. As part of the Royalty Agreement, the Company and Metaswitch (i) have released the other from all claims and liabilities; (ii) have licensed each party's existing patent portfolio to the other party; and (iii) have requested the applicable courts to dismiss the Lawsuits.

The Company received the $37.5 million of aggregate payments from Metaswitch scheduled for the second quarter of 2019 and recorded the future payments of $25.5 million, comprised of $8.5 million included in Other current assets and $17.0 million included in Other assets in the condensed consolidated balance sheet at June 30, 2019 and included these amounts in cash flows from operating activities in the condensed consolidated statement of cash flows. The Company recorded the gain from the settlement of $63.0 million in Other income (expense), net, in its consolidated statements of operations for both the three and six months ended June 30, 2019. Interest on the outstanding notes receivable was immaterial to the Company's results for both the three and six months ended June 30, 2019.

Contingencies

On November 8, 2018, Ron Miller, a purported stockholder of the Company, filed a Class Action Complaint (the "Miller Complaint") in the United States District Court for the District of Massachusetts (the "Massachusetts District Court") against the Company and three of its former officers, Raymond P. Dolan, Mark T. Greenquist and Michael Swade (collectively, the "Defendants"), claiming to represent a class of purchasers of Sonus common stock during the period from January 8, 2015 through March 24, 2015 and alleging violations of the federal securities laws. Similar to a previous complaint entitled Sousa et

RIBBON COMMUNICATIONS INC.
Notes to Condensed Consolidated Financial Statements (Continued)
(unaudited)

al. vs. Sonus Networks, Inc. et al., which was dismissed with prejudice by an order dated June 6, 2017, the Miller Complaint claims that the Defendants made misleading forward-looking statements concerning Sonus' expected fiscal first quarter of 2015 financial performance, which statements were also the subject of an August 7, 2018 Securities and Exchange Commission Cease and Desist Order, whose findings the Company neither admitted nor denied. The Miller plaintiffs are seeking monetary damages.

After the Miller Complaint was filed, several parties filed and briefed motions seeking to be selected by the Massachusetts District Court to serve as a Lead Plaintiff in the action. On June 21, 2019, the Massachusetts District Court appointed a group as Lead Plaintiffs and the Lead Plaintiffs filed an amended complaint on July 19, 2019. The defendants are expected to respond on or before August 30, 2019.

In addition, the Company is often a party to disputes and legal proceedings that it considers routine and incidental to its business. Management does not expect the results of any of these actions to have a material effect on the Company's business or condensed consolidated financial statements.

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

Overview

We are a leading provider of next generation ("NextGen") software solutions to telecommunications, wireless and cable service providers and enterprises across industry verticals. With over 1,000 customers around the globe, including some of the largest telecommunications service providers and enterprises in the world, we enable service providers and enterprises to modernize their communications networks through software and provide secure real-time communications ("RTC") solutions to their customers and employees. By securing and enabling reliable and scalable Internet Protocol ("IP") networks, we help service providers and enterprises adopt the next generation of software-based virtualized and cloud communications technologies for service providers to drive new, incremental revenue while protecting their existing revenue streams. Our software solutions provide a secure way for our customers to connect and leverage multivendor, multiprotocol communications systems and applications across their networks and the cloud, in a rapidly changing ecosystem of IP-enabled devices, such as smartphones and tablets. In addition, our software solutions secure cloud-based delivery of unified communications ("UC") solutions - both for service providers transforming to a cloud-based network and for enterprises using cloud-based UC. We sell our software solutions through both direct sales and indirect channels, leveraging the assistance of resellers, and we provide ongoing support to our customers through a global services team with experience in design, deployment and maintenance of some of the world's largest IP networks.

Business Acquisitions

Anova Data, Inc.

On February 28, 2019 (the "Anova Acquisition Date"), we acquired the business and technology assets of Anova Data, Inc. ("Anova"), a private company headquartered in Westford, Massachusetts (the "Anova Acquisition"). Anova is a provider of advanced analytics solutions and its NextGen products provide a cloud-native, streaming analytics platform for network and subscriber optimization and monetization. The Company believes that the Anova Acquisition will reinforce and extend Ribbon's strategy to expand into network optimization, security and data monetization via big data analytics and machine learning.

As consideration for the Anova Acquisition, we issued 2.9 million shares of Ribbon common stock with a fair value of $15.2 million to Anova's sellers and equity holders on the Anova Acquisition Date and held back an additional 0.3 million shares with a fair value of $1.7 million, some or all of which could be issued subject to post-closing adjustments (the "Anova Deferred Consideration"). The Anova Deferred Consideration is included as a component of Accrued expenses and other current liabilities in our condensed consolidated balance sheet at June 30, 2019.

The Anova Acquisition has been accounted for as a business combination and the financial results of Anova have been included in the Company's consolidated financial statements for the period subsequent to the Anova Acquisition Date.

Edgewater Networks, Inc.

On August 3, 2018 (the "Edgewater Acquisition Date"), we completed our acquisition of Edgewater Networks, Inc. ("Edgewater"), a private company headquartered in San Jose, California (the "Edgewater Acquisition"). Edgewater is a market leader in Network Edge Orchestration for the small and medium enterprise and UC market. We believe that the Edgewater Acquisition advances our strategy by offering our global customer base a complete core-to-edge product portfolio, end-to-end service assurance and analytics solutions, and a fully integrated SD-WAN service.

As consideration for the Edgewater Acquisition, we paid, in the aggregate, approximately $46 million of cash, net of cash acquired, and issued 4.2 million shares of Ribbon common stock to Edgewater's selling shareholders and holders of vested in-the-money options and warrants to acquire common stock of Edgewater (the "Edgewater Selling Stakeholders") on the Edgewater Acquisition Date. The cash payment was funded through our then-existing credit facility. We had previously agreed to pay the Edgewater Selling Stakeholders an additional $30 million of cash, $15 million of which was to be paid six months from the Edgewater Acquisition Date and the other $15 million of which was to be paid as early as nine months from the Edgewater Acquisition Date and no later than 18 months from the Edgewater Acquisition Date (the exact timing of which would depend on the amount of revenue generated from the sales of Edgewater products in 2018) (the "Edgewater Deferred Consideration").

On February 15, 2019, we and the Edgewater Selling Stakeholders agreed to reduce the amount of Edgewater Deferred Consideration from $30 million to $21.9 million and agreed that all such deferred consideration would be payable on March 8, 2019. We paid the Edgewater Selling Stakeholders $21.9 million on March 8, 2019 and recorded the reduction to the Edgewater Deferred Consideration of $8.1 million in Other income, net, in our condensed consolidated statement of operations for the six months ended June 30, 2019.

The Edgewater Acquisition has been accounted for as a business combination and the financial results of Edgewater have been included in our consolidated financial statements for the period subsequent to the Edgewater Acquisition Date.

Litigation Settlement

On April 22, 2019, we and Metaswitch agreed to a binding mediator's proposal that resolves the six previously disclosed Lawsuits between the Company and Metaswitch (the "Lawsuits"). We and Metaswitch signed a Settlement and Cross-License Agreement on May 29, 2019 (the "Royalty Agreement"). Pursuant to the terms of the Royalty Agreement, Metaswitch agreed to pay us an aggregate amount of $63.0 million, which includes cash payments of $37.5 million during the second quarter of 2019 and $25.5 million payable in three installments annually, beginning June 26, 2020, with such installment payments accruing interest at a rate of 4% per year. As part of the Royalty Agreement, we and Metaswitch (i) have released the other from all claims and liabilities; (ii) have licensed each party's existing patent portfolio to the other party; and (iii) have requested the applicable courts to dismiss the Lawsuits. We received the $37.5 million of aggregate payments from Metaswitch scheduled for the second quarter of 2019 and recorded the future payments of $25.5 million, comprised of $8.5 million included in Other current assets and $17.0 million included in Other assets in the condensed consolidated balance sheet at June 30, 2019.

Financial Overview

Financial Results

We reported losses from operations of approximately $7 million and $17 million for the three months ended June 30, 2019 and 2018, respectively. We reported losses from operations of approximately $43 million and $59 million for the six months ended June 30, 2019 and 2018, respectively.

Our revenue was approximately $145 million and $137 million in the three months ended June 30, 2019 and 2018, respectively. Our revenue was approximately $264 million and $259 million in the six months ended June 30, 2019 and 2018, respectively.

Our gross profit was approximately $81 million and $75 million in the three months ended June 30, 2019 and 2018, respectively. Our gross profit as a percentage of revenue ("total gross margin") was approximately 55% in both the three months ended June 30, 2019 and 2018. Our gross profit was approximately $137 million and $130 million in the six months ended June 30, 2019 and 2018, respectively. Our gross margin was approximately 52% and 50% in the six months ended June 30, 2019 and 2018, respectively.

Our operating expenses were approximately $88 million and $92 million in the three months ended June 30, 2019 and 2018, respectively. Operating expenses for the three months ended June 30, 2019 included approximately $2 million of acquisition- and integration-related expense and $9 million of restructuring and related expense. Operating expenses for the three months ended June 30, 2018 included approximately $4 million of acquisition- and integration-related expense and $6 million of restructuring and related expense.

Our operating expenses were approximately $181 million and $189 million in the six months ended June 30, 2019 and 2018, respectively. Operating expenses for the six months ended June 30, 2019 included approximately $5 million of acquisition- and integration-related expense and $14 million of restructuring and related expense. Operating expenses for the six months ended June 30, 2018 included approximately $9 million of acquisition- and integration-related expense and $13 million of restructuring and related expense.

We recorded stock-based compensation expense of approximately $2 million in both the three months ended June 30, 2019 and 2018. We recorded stock-based compensation expense of approximately $6 million and $5 million in the six months ended June 30, 2019 and 2018, respectively. These amounts are included as components of both Cost of revenue and Operating expenses in our condensed consolidated statements of operations.

See "Results of Operations" in this Management's Discussion and Analysis of Financial Condition and Results of Operations ("MD&A") for a discussion of the changes in our revenue and expenses for the three and six months ended June 30, 2019 compared with the three and six months ended June 30, 2018.

Restructuring and Cost Reduction Initiatives

In June 2019, we implemented a restructuring plan to further streamline our global footprint, improve our operations and enhance our customer delivery (the "2019 Restructuring Initiative"). The 2019 Restructuring Initiative includes facility consolidations, refinement of our research and development activities, and a reduction in workforce. In connection with this initiative, we expect to reduce our focus on hardware and appliance-based development over time and to increase our development focus on software virtualization, functional simplicity and important customer requirements. The facility consolidations under the 2019 Restructuring Initiative (the "Facilities Initiative") include a consolidation of our North Texas sites into a single campus housing engineering, customer training and support, and administrative functions, as well as a reduction or elimination of certain excess and duplicative facilities worldwide. In addition, we intend to substantially consolidate our global software laboratories and server farms into two lower cost North American sites. We estimate that the 2019 Restructuring Initiative will reduce our cost footprint by approximately $25 million on an annualized basis once complete and that we will realize approximately $10 million of savings during the remainder of 2019. However, we intend to reinvest our savings toward our software development efforts. We expect that the actions under the 2019 Facilities Initiative will be completed at the end of 2020. In connection with the 2019 Restructuring Initiative, we recorded restructuring expense of approximately $6 million in the three months ended June 30, 2019 for severance and related costs for approximately 110 employees. We expect that nearly all of this amount will be paid by the end of 2019. We estimate that we will record additional restructuring expense related to severance and related costs approximating $1 million under the 2019 Restructuring Initiative in the remainder of 2019. We may incur additional future expense if we are unable to sublease other locations included in the Facilities Initiative.

Accelerated rent amortization is being recognized from the date that we commenced the plan to fully or partially vacate the respective facility through the final date each such plan is complete. We recorded approximately $3 million of accelerated rent amortization in the three months ended June 30, 2019 and expect to record approximately $1.5 million of future expense in connection with these facilities, comprised of both accelerated rent amortization and variable facilities-related costs. We continue to evaluate our properties included in the Facilities Initiative for accelerated amortization and/or right-of-use asset impairment.

In connection with the Merger, we implemented a restructuring plan in the fourth quarter of 2017 to eliminate certain redundant positions and facilities within the combined companies (the "Merger Restructuring Initiative"). In connection with this initiative, we recorded restructuring and related expense of approximately $5 million in the six months ended June 30, 2019, comprised of nominal expense in the three months ended June 30, 2019 and approximately $5 million in the three months ended March 31, 2019, primarily for severance and related costs for approximately 40 employees. We recorded approximately $12 million of restructuring and related expense in the six months ended June 30, 2018 in connection with this initiative, comprised of approximately $5 million and $7 million in the three months ended June 30, 2018 and March 31, 2018, respectively. The amounts recorded in both the three and six months ended June 30, 2018 were primarily for severance and related costs. We anticipate recording nominal future expense in connection with this initiative as we continue to combine the two businesses and benefit from operational synergies. In connection with the adoption of ASC 842 effective January 1, 2019, we wrote off the remaining restructuring accrual related to facilities under ASC 842. We expect that the amount accrued at June 30, 2019 for severance will be paid by the end of the first half of 2020.

Critical Accounting Policies and Estimates

Management's discussion and analysis of financial condition and results of operations is based upon our condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP"). The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. We base our estimates and judgments on historical experience, knowledge of current conditions and beliefs of what could occur in the future given available information. We consider the following accounting policies to be both those most important to the portrayal of our financial condition and those that require the most subjective judgment: revenue recognition, valuation of inventory, loss contingencies and reserves, stock-based compensation, business combinations, goodwill and intangible assets, accounting for leases and accounting for income taxes. If actual results differ significantly from management's estimates and projections, there could be a material effect on our condensed consolidated financial statements. With the exception of our lease accounting policy below, there were no significant changes to our critical accounting policies from December 31, 2018 through June 30, 2019.

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

Right-of-use assets and lease liabilities are initially measured based on the present value of the future minimum fixed lease payments (i.e., fixed payments in the lease contract) over the lease term at the commencement date. As many of our leases do not have a readily determinable implicit rate, we typically use our incremental borrowing rate based on the information available at the commencement date in determining the present value of future minimum fixed lease payments. We calculate our incremental borrowing rate to reflect the interest rate that we would have to pay to borrow on a collateralized basis an amount equal to the lease payments in a similar economic environment over a similar term and consider our historical borrowing activities and market data from entities with comparable credit ratings in this determination. The measurement of the right-of-use asset also includes any lease payments made prior to the commencement date (excluding any lease incentives) and initial direct costs incurred. We assessed our right-of-use assets for impairment as of June 30, 2019 and determined no impairment has occurred.

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

For restructuring events that involve lease assets and liabilities, we apply lease reassessment and modification guidance and evaluate the right-of-use assets for potential impairment. If we plan to exit all or distinct portions of a facility and do not have the ability or intent to sublease, we will accelerate the amortization of each of these lease components through the vacate date. The accelerated amortization is recorded as a component of Restructuring and related expense in our condensed consolidated statements of operations. Related variable lease expenses will continue to be expensed as incurred through the vacate date, at which time we will reassess the liability balance to ensure it appropriately reflects the remaining liability associated with the premises and record a liability for the estimated future variable lease costs.

For a further discussion of our other critical accounting policies and estimates, please refer to our Annual Report on Form 10-K/A for the year ended December 31, 2018.

Results of Operations

Three and six months ended June 30, 2019 and 2018

Revenue. Revenue for the three and six months ended June 30, 2019 and 2018 was as follows (in millions, except percentages):

	Three months ended		Increase (decrease) from prior year
	June 30, 2019	June 30, 2018	$	%
Product	$72.0	$63.1	$8.9	14.2%
Service	73.4	74.3	(0.9)	(1.2)%
Total revenue	$145.4	$137.4	$8.0	5.9%

	Six months ended		Increase from prior year
	June 30, 2019	June 30, 2018	$	%
Product	$119.5	$114.6	$4.9	4.3%
Service	144.8	143.9	0.9	0.6%
Total revenue	$264.3	$258.5	$5.8	2.2%

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

The increase in product revenue in the three months ended June 30, 2019 compared with the three months ended June 30, 2018 was primarily the result of approximately $11 million of higher revenue from software license and subscription sales, partially offset by approximately $2 million of lower sales of our software with attached appliances.

The increase in product revenue in the six months ended June 30, 2019 compared with the six months ended June 30, 2018 was primarily the result of approximately $12 million of higher revenue from software license and subscription sales, partially offset by approximately $7 million of lower sales of our software with attached appliances.

Revenue from indirect sales through our channel partner program was approximately 40% and 12% of our product revenue in the three months ended June 30, 2019 and 2018, respectively. Approximately 40% and 14% of our product revenue was from indirect sales through our channel partner program in the six months ended June 30, 2019 and 2018, respectively. The increase in revenue from indirect sales through our channel partner program as a percentage of product revenue in both the three and six months ended June 30, 2019 compared to the same prior year periods was primarily attributable to the acquisition of Edgewater, which has historically recognized a higher percentage of revenue from indirect sales.

Our product revenue from sales to enterprise customers was approximately 21% and 11% of our product revenue in the three months ended June 30, 2019 and 2018, respectively. Our product revenue from sales to enterprise customers was approximately 25% and 12% of our product revenue in the six months ended June 30, 2019 and 2018, respectively. These sales were made both through our direct sales team and indirect sales channel partners. The increase in revenue from sales to enterprise customers as a percentage of product revenue in both the three and six months ended June 30, 2019 compared to the same prior year periods was primarily attributable to the acquisition of Edgewater, which has historically recognized a higher percentage of revenue from sales to enterprise customers.

The timing of the completion of customer projects and revenue recognition criteria satisfaction may cause our product revenue to fluctuate from one period to the next.

Service revenue is primarily comprised of appliance and software maintenance and support (“maintenance revenue”) and network design, installation and other professional services (“professional services revenue”).

Service revenue for the three and six months ended June 30, 2019 and 2018 was comprised of the following (in millions, except percentages):

	Three months ended		Increase (decrease) from prior year
	June 30, 2019	June 30, 2018	$	%
Maintenance	$57.1	$58.1	$(1.0)	(1.6)%
Professional services	16.3	16.2	0.1	0.3%
	$73.4	$74.3	$(0.9)	(1.2)%

	Six months ended		Increase from prior year
	June 30, 2019	June 30, 2018	$	%
Maintenance	$114.1	$114.1	$—	—%
Professional services	30.7	29.8	0.9	3.1%
	$144.8	$143.9	$0.9	0.6%

Our service revenue was relatively flat in both the three and six months ended June 30, 2019 compared to the same prior year periods, primarily due to industry consolidation and the resulting pricing pressure, coupled with the timing of the completion of certain projects.

The following customer contributed 10% or more of our revenue in the three and six months ended June 30, 2019 and 2018:

	Three months ended		Six months ended
Customer	June 30, 2019	June 30, 2018	June 30, 2019	June 30, 2018
Verizon Communications Inc.	19%	21%	17%	17%

Revenue earned from customers domiciled outside the United States was approximately 42% and 39% of revenue in the three months ended June 30, 2019 and 2018, respectively, and approximately 42% and 45% of revenue in the six months ended June 30, 2019 and 2018, respectively. Due to the timing of project completions, we expect that the domestic and international components as a percentage of revenue may fluctuate from quarter to quarter and year to year.

Our deferred product revenue was approximately $11 million and $14 million at June 30, 2019 and December 31, 2018, respectively. Our deferred service revenue was approximately $101 million and $108 million at June 30, 2019 and December 31, 2018, respectively. Our deferred revenue balance may fluctuate because of the timing of revenue recognition, customer payments, maintenance contract renewals, contractual billing rights and maintenance revenue deferrals included in multiple element arrangements.

We expect that our total revenue in 2019 will be relatively flat compared with our 2018 total revenue.

Cost of Revenue/Gross Margin. Our cost of revenue consists primarily of amounts paid to third-party manufacturers for purchased materials and services, royalties and manufacturing and services personnel and related costs. Our cost of revenue and gross margins for the three and six months ended June 30, 2019 and 2018 were as follows (in millions, except percentages):

	Three months ended		Increase (decrease) from prior year
	June 30, 2019	June 30, 2018	$	%
Cost of revenue
Product	$36.4	$30.3	$6.1	20.3%
Service	28.3	32.0	(3.7)	(11.4)%
Total cost of revenue	$64.7	$62.3	$2.4	4.0%
Gross margin
Product	49.4%	52.0%
Service	61.4%	56.9%
Total gross margin	55.5%	54.7%

	Six months ended		Increase (decrease) from prior year
	June 30, 2019	June 30, 2018	$	%
Cost of revenue
Product	$69.6	$63.3	$6.3	9.9%
Service	57.5	64.9	(7.4)	(11.3)%
Total cost of revenue	$127.1	$128.2	$(1.1)	(0.8)%
Gross margin
Product	41.8%	44.8%
Service	60.3%	54.9%
Total gross margin	51.9%	50.4%

The decrease in product gross margin in the three months ended June 30, 2019 compared with the three months ended June 30, 2018 was primarily attributable to product and customer mix, which decreased our product gross margin by approximately six percentage points, partially offset by the effect of our higher revenue on our fixed costs, which increased our product gross margin by approximately three percentage points. Our purchases of materials and components were approximately $19 million and $13 million in the three months ended June 30, 2019 and 2018, respectively.

The decrease in product gross margin in the six months ended June 30, 2019 compared with the six months ended June 30, 2018 was primarily attributable to product and customer mix, which decreased our product gross margin by approximately four percentage points, partially offset by the effect of our higher revenue on our fixed costs, which increased our product gross margin by approximately one percentage point. Our purchases of materials and components were approximately $36 million and $31 million in the six months ended June 30, 2019 and 2018, respectively.

While we expect that our future purchases of materials and components will decrease as a result of the increase in software content of our products, both in absolute terms and as a percentage of revenue, the percentage of product revenue may fluctuate due to recognition of revenue from certain projects or products in any period.

The increase in service gross margin in the three months ended June 30, 2019 compared with the three months ended June 30, 2018 was primarily due to lower direct costs resulting primarily from the reduction of third-party maintenance expense, which increased our service gross margin by approximately three percentage points, and lower costs, including the impact of our headcount-related cost reduction measures, which increased our service gross margin by approximately two percentage points.

The increase in service gross margin in the six months ended June 30, 2019 compared with the six months ended June 30, 2018 was primarily due to lower direct costs resulting primarily from the reduction of third-party maintenance expense, which increased our service gross margin by approximately three percentage points, and lower costs, including the impact of our headcount-related cost reduction measures, which increased our service gross margin by approximately two percentage points. Our service cost of revenue is relatively fixed in advance of any particular quarter and therefore, changes in service revenue will typically have a significant impact on service gross margin.

We believe that our total gross margin will increase in 2019 compared with 2018, primarily due to the expected higher software content as a percentage of our total revenue, coupled with the impact of our restructuring and integration cost reduction initiatives.

Research and Development Expenses. Research and development expenses consist primarily of salaries and related personnel expenses and prototype costs for the design, development, testing and enhancement of our products. Research and development expenses for the three and six months ended June 30, 2019 and 2018 were as follows (in millions, except percentages):

			Decrease from prior year
	June 30, 2019	June 30, 2018	$	%
Three months ended	$35.3	$35.6	$(0.3)	(0.9)%
Six months ended	$71.2	$74.7	$(3.5)	(4.6)%

The slight decrease in research and development expenses in the three months ended June 30, 2019 compared with the three months ended June 30, 2018 was equally attributable to lower employee-related expenses and lower product development costs (i.e., third-party development, prototype and test equipment).

The decrease in research and development expenses in the six months ended June 30, 2019 compared with the six months ended June 30, 2018 was primarily attributable to approximately $3 million of lower employee-related expenses, principally salaries and related expenses and expense in connection with our company-wide bonus program, and approximately $1 million of lower product development costs.

Some aspects of our research and development efforts require significant short-term expenditures, the timing of which may cause significant variability in our expenses. We believe that rapid technological innovation is critical to our long-term success, and we are tailoring our investments to meet the requirements of our customers and market. We believe that our research and development expenses in 2019 will increase slightly compared with 2018 levels due to our continued investment in our software solutions and the impact of Edgewater's research and development expenses for the full year 2019, partially offset by savings from our ongoing restructuring and cost savings initiatives.

Sales and Marketing Expenses. Sales and marketing expenses primarily consist of salaries and related personnel costs, commissions, travel and entertainment expenses, promotions, customer trial and evaluations inventory and other marketing and sales support expenses. Sales and marketing expenses for the three and six months ended June 30, 2019 and 2018 were as follows (in millions, except percentages):

			Decrease from prior year
	June 30, 2019	June 30, 2018	$	%
Three months ended	$28.9	$30.7	$(1.8)	(6.0)%
Six months ended	$59.0	$62.7	$(3.7)	(5.9)%

The decrease in sales and marketing expenses in the three months ended June 30, 2019 compared with the three months ended June 30, 2018 was primarily attributable to approximately $2 million of lower employee-related expenses, reflecting the impact on headcount of our cost reduction initiatives.

The decrease in sales and marketing expenses in the six months ended June 30, 2019 compared with the six months ended June 30, 2018 was primarily attributable to approximately $3 million of lower employee-related expenses, reflecting the impact on headcount of our cost reduction initiatives, and approximately $1 million of lower amortization expense for intangible assets arising from business combinations.

We believe that our sales and marketing expenses will decrease in 2019 compared with 2018, as we expect the inclusion of Edgewater's sales and marketing expenses for the full year 2019 will be offset by cost savings from our ongoing restructuring and cost savings initiatives.

General and Administrative Expenses. General and administrative expenses consist primarily of salaries and related personnel costs for executive and administrative personnel, and audit, legal and other professional fees. General and administrative expenses for the three and six months ended June 30, 2019 and 2018 were as follows (in millions, except percentages):

			Increase (decrease) from prior year
	June 30, 2019	June 30, 2018	$	%
Three months ended	$12.5	$15.0	$(2.5)	(17.0)%
Six months ended	$31.2	$30.6	$0.6	1.7%

The decrease in general and administrative expenses in the three months ended June 30, 2019 compared with the three months ended June 30, 2018 was primarily attributable to approximately $2 million of lower employee-related expenses, principally stock-based compensation and expense for our company-wide bonus, and approximately $1 million of lower professional fees (i.e., legal, audit and outside services).

The slight increase in general and administrative expenses in the six months ended June 30, 2019 compared with the six months ended June 30, 2018 was primarily attributable to approximately $7 million of higher legal costs in connection with our recently settled litigation with Metaswitch. This increase was partially offset by approximately $4 million of decreases in our other professional fees, approximately $2 million of lower employee-related expenses, and the absence of approximately $1 million of expense for settlement fees related to litigation in connection with our acquisition of Taqua LLC, compared to the six months ended June 30, 2018.

We believe that our general and administrative expenses will decrease in 2019 compared with 2018, primarily due to savings from our restructuring and cost savings initiatives combined with lower litigation costs.

Acquisition- and Integration-Related Expenses. Acquisition- and integration-related expenses include those expenses related to acquisitions that we would otherwise not have incurred. Acquisition-related expenses include professional and services fees, such as legal, audit, consulting, paying agent and other fees, and expenses related to cash payments to certain former executives of acquired businesses in connection with their employment agreements. Integration-related expenses represent incremental costs related to combining the Company's systems and processes with those of acquired businesses, such as third-party consulting and other third-party services.

We recorded acquisition- and integration-related expenses of approximately $2 million and $5 million in the three and six months ended June 30, 2019, respectively. The amount recorded in the three months ended June 30, 2019 was primarily comprised of integration-related expense. The amount recorded in the six months ended June 30, 2019 was comprised of approximately $2 million of acquisition-related expense for professional and services fees primarily related to the Anova Acquisition and approximately $3 million of integration-related expense. We recorded acquisition- and integration-related expense of approximately $4 million and $9 million in the three and six months ended June 30, 2018, respectively. The amount recorded in the three months ended June 30, 2018 was comprised of approximately $2 million of acquisition-related expense related to both the Merger and our then-pending acquisition of Edgewater and approximately $2 million of integration-related expense related to the Merger. The amount recorded in the six months ended June 30, 2018 was comprised of approximately $5 million of acquisition-related expense in connection with both the Merger and our then-pending acquisition of Edgewater and approximately $4 million of integration-related expense in connection with the Merger.

We estimate that we will incur additional integration-related expense in the remainder of 2019 approximating $1 million.

Restructuring and Related Expense. We have been committed to streamlining operations and reducing operating costs by closing and consolidating certain facilities and reducing our worldwide workforce. Please see the additional discussion of our restructuring initiatives in the "Restructuring and Cost Reduction Initiatives" section of the Overview of this Management's Discussion and Analysis of Financial Condition and Results of Operations.

We recorded restructuring and related expense of approximately $9 million and $14 million in the three and six months ended June 30, 2019, respectively. We recorded restructuring and related expense of approximately $6 million and $13 million in the three and six months ended June 30, 2018, respectively.

Although we have eliminated positions as part of our restructuring initiatives, we continue to hire in certain areas that we believe are important to our future growth. Restructuring and related expense is reported separately in the condensed consolidated statements of operations.

Interest Expense, Net. Interest income and interest expense for the three and six months ended June 30, 2019 and 2018 were as follows (in millions, except percentages):

	Three months ended		Increase (decrease) from prior year
	June 30, 2019	June 30, 2018	$	%
Interest income*	$—	$0.1	$(0.1)	(87.8)%
Interest expense	(1.3)	(0.8)	0.5	54.3%
	$(1.3)	$(0.7)	$0.6	71.7%

	Six months ended		Increase (decrease) from prior year
	June 30, 2019	June 30, 2018	$	%
Interest income*	$—	$0.2	$(0.2)	(77.0)%
Interest expense	(2.6)	(1.5)	1.1	75.9%
	$(2.6)	$(1.3)	$1.3	96.9%

* Amounts reported for the three and six months ended June 30, 2019 round to less than $0.1 million.

Interest income represents interest earned on our cash equivalents and, when applicable, our marketable securities. Interest expense in the three months ended June 30, 2019 primarily related to revolver and term borrowings under the New Credit Facility. Interest expense in the six months ended June 30, 2019 primarily related to borrowings under our Credit Facility and the promissory note issued to certain of GENBAND's equity holders in connection with the Merger. The higher interest expense in both the three and six months ended June 30, 2019 compared with the same prior year periods was primarily due to higher outstanding borrowings. The decrease in interest income in both the three and six months ended June 30, 2019 compared with the same prior year periods was primarily due to lower amounts invested in marketable securities. We did not have any investments in marketable securities at June 30, 2019.

Other Income (Expense), Net. We recorded a gain of $63 million from the settlement of litigation with a competitor in the three months ended June 30, 2019 and a gain of approximately $8 million from the reduction of deferred purchase consideration in connection with the Edgewater Acquisition in the three months ended March 31, 2019. These gains were the primary components of our other income (expense), net, for the six months ended June 30, 2019. We recorded nominal other income (expense), net, for both the three and six months ended June 30, 2018.

Income Taxes. We recorded provisions for income taxes of approximately $6 million and $3 million in the six months ended June 30, 2019 and 2018, respectively. These amounts reflect our estimates of the effective rates expected to be applicable for the respective full fiscal years, adjusted for any discrete events, which are recorded in the period that they occur. These estimates are reevaluated each quarter based on our estimated tax rate for the full fiscal year. The estimated effective rates for the six months ended June 30, 2018 do not include any benefit for our domestic or Ireland losses, as we concluded that a valuation allowance was required.

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

Liquidity and Capital Resources

Our condensed consolidated statements of cash flows are summarized as follows (in millions):

	Six months ended
	June 30, 2019	June 30, 2018	Change
Net income (loss)	$18.6	$(64.8)	$83.4
Adjustments to reconcile net income (loss) to cash flows provided by (used in) operating activities	32.9	37.4	(4.5)
Changes in operating assets and liabilities	(22.4)	4.7	(27.1)
Net cash provided by (used in) operating activities	$29.1	$(22.7)	$51.8
Net cash provided by investing activities	$1.1	$0.8	$0.3
Net cash used in financing activities	$(22.9)	$(1.6)	$(21.3)

Our cash was approximately $51 million at June 30, 2019. Our cash, cash equivalents and marketable securities totaled approximately $51 million at December 31, 2018. We had cash held by our non-U.S. subsidiaries aggregating approximately $7 million and $11 million at June 30, 2019 and December 31, 2018, respectively. If we elected to repatriate all of the funds held by our non-U.S. subsidiaries as of June 30, 2019, we do not believe that the amounts of potential withholding taxes that would arise from the repatriation would have a material effect on our liquidity.

On December 21, 2017, we entered into a Senior Secured Credit Agreement (the “Credit Facility”) with Silicon Valley Bank ("SVB"), which refinanced the prior credit agreement with SVB that the Company had assumed in connection with the Merger. On June 24, 2018, we amended the Credit Facility to, among other things, permit the Edgewater Acquisition and related transactions. At December 31, 2018, we had an outstanding debt balance of $55 million at an average interest rate of 5.96% and approximately $3 million of outstanding letters of credit at an average interest rate of 1.75% under the Credit Facility. We were in compliance with all covenants of the Credit Facility at December 31, 2018.

On April 29, 2019, we amended and restated the Credit Facility (the "New Credit Facility"). In addition to the original $100 million of commitments, the New Credit Facility includes an additional $50 million term loan facility that was advanced in full on April 29, 2019. The New Credit Facility also includes procedures for additional financial institutions to become lenders, or for any existing lender to increase its commitment under either the term loan facility or the revolving loan facility, subject to an aggregate increase of $75 million for all incremental commitments under the New Credit Facility. The New Credit Facility is scheduled to mature in April 2024. In addition to SVB, lenders under the New Credit Facility include Citizens Bank NA, SunTrust Bank, JP Morgan Chase Bank, N.A. and Santander Bank, N.A. At June 30, 2019, we had an outstanding debt balance of $85 million at a weighted average interest rate of 4.75% and approximately $4 million of outstanding letters of credit at an average interest rate of 1.89%.

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

The New Credit Facility requires compliance with certain financial covenants, including a minimum consolidated quick ratio, minimum consolidated fixed cover charge coverage ratio and maximum consolidated leverage ratio, all of which are defined in the New Credit Facility and tested on a quarterly basis. We were in compliance with all covenants of the New Credit Facility at June 30, 2019.

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

In connection with the Merger, on October 27, 2017, we issued a promissory note for approximately $23 million to certain of GENBAND's equity holders (the "Promissory Note"). The Promissory Note did not amortize and the principal thereon was payable in full on the third anniversary of its execution. Interest on the promissory note was payable quarterly in arrears and accrued at a rate of 7.5% per year for the first six months after issuance, and thereafter at a rate of 10% per year. Interest that was not paid on the interest payment date increased the principal amount of the Promissory Note. The failure to make any payment under the Promissory Note when due and, with respect to payment of any interest, the continuation of such failure for a period of thirty days thereafter, constituted an event of default under the Promissory Note. If an event of default occurred under the Promissory Note, the payees could declare the entire balance of the Promissory Note due and payable (including principal and accrued and unpaid interest) within five business days of the payees' notification to the Company of such acceleration. Interest that was not paid on the interest payment date increased the principal amount of the Promissory Note. At December 31, 2018, the Promissory Note balance was $24.1 million, comprised of $22.5 million of principal plus $1.6 million of interest converted to principal. On April 29, 2019, concurrently with the closing of the New Credit Facility as discussed above, we repaid in full all outstanding amounts under the Promissory Note, totaling $24.7 million and comprised of $22.5 million of principal plus $2.2 million of interest converted to principal. We did not incur any early termination penalties in connection with this repayment.

In the second quarter of 2019, our Board of Directors (the "Board") approved a stock repurchase program pursuant to which the Company may repurchase up to $75 million of the Company's common stock prior to April 18, 2021. Repurchases under the program may be made in the open market, in privately negotiated transactions or otherwise, with the amount and timing of repurchases depending on the market conditions and corporate discretion. This program does not obligate the Company to acquire any particular amount of common stock and the program may be extended, modified, suspended or discontinued at any time at the Board's discretion. During both the three and six months ended June 30, 2019, we repurchased and retired 1.0 million shares of our common stock for a total purchase price of $4.5 million, including transaction fees.

Our operating activities provided approximately $29 million of cash and used $23 million of cash in the six months ended June 30, 2019 and 2018, respectively.

Cash provided by operating activities in the six months ended June 30, 2019 was primarily the result of our net income, lower accounts receivable and inventory, and our non-cash operating expenses. These amounts were partially offset by higher other operating assets, lower accounts payable, accrued expenses and other long-term liabilities, and deferred revenue, coupled with the reduction in the Edgewater Deferred Consideration. The increase in other operating assets was primarily due to the note receivable arising from the litigation settlement with a certain competitor. The decrease in accrued expenses and other long-term liabilities was primarily related to employee compensation and related costs, including payments in connection with our company-wide cash bonus program, and lower deferred purchase consideration. Our lower accounts receivable primarily reflected typical mid-year seasonality. Our net income, adjusted for non-cash operating activities, provided approximately $52 million of cash in the six months ended June 30, 2019.

Cash used in operating activities in the six months ended June 30, 2018 was primarily the result of our net loss, lower accrued expenses and other long-term liabilities, and lower accounts payable, coupled with slightly higher other operating assets. These amounts were partially offset by lower accounts receivable and inventory, higher deferred revenue and our non-cash operating expenses. The decrease in accrued expenses and other long-term liabilities was primarily related to employee compensation and related costs, including payments in connection with our company-wide cash bonus program, and our previously recorded restructuring initiatives, coupled with lower accruals for taxes and professional fees. Our lower accounts receivable primarily reflected typical mid-year seasonality and our focused collection efforts. Our net loss, adjusted for non-cash operating activities, used approximately $27 million of cash in the six months ended June 30, 2018.

Our investing activities provided approximately $1 million of cash in the six months ended June 30, 2019, comprised of approximately $7 million of maturities of marketable securities, partially offset by approximately $6 million of investments in property and equipment.

Our investing activities provided approximately $1 million of cash in the six months ended June 30, 2018, comprised of approximately $4 million of maturities of marketable securities, partially offset by approximately $3 million of investments in property and equipment.

Our financing activities used approximately $23 million of cash in the six months ended June 30, 2019. We repaid outstanding borrowings of $112 million under the New Credit Facility, approximately $25 million on the note to certain of the former GENBAND equity holders and the deferred purchase consideration of approximately $22 million to the selling Edgewater shareholders. We spent slightly under $5 million to repurchase and retire shares of our common stock on the open market and used approximately $1 million to pay withholding obligations related to the net share settlement of restricted stock awards upon vesting. Our borrowings under the New Credit Facility totaled $142 million, comprised of $92 million of borrowings under the revolving line of credit and $50 million of long-term debt. Cash proceeds from the sale of our common stock under our ESPP and from option exercises totaled slightly less than $1 million.

Our financing activities used approximately $2 million of cash in the six months ended June 30, 2018. We both borrowed and repaid $25 million under the Credit Facility in the six months ended June 30, 2018. We used approximately $1 million in the aggregate for debt issuance costs and payments on our finance lease obligations and slightly less than $1 million to pay withholding obligations related to the net share settlement of restricted stock awards upon vesting.

Based on our current expectations, we believe our current cash, cash equivalents and available borrowings under the New Credit Facility will be sufficient to meet our anticipated cash needs for working capital and capital expenditures for at least twelve months. However, the rate at which we will consume cash will be dependent on the cash needs of our future operations. We anticipate devoting substantial capital resources to continue our research and development efforts, to maintain our sales, support and marketing, to complete merger-related integration activities and for other general corporate activities. However, it is difficult to predict future liquidity requirements with certainty, and our cash, cash equivalents, and available borrowings under the New Credit Facility may not be sufficient to meet our future needs, which would require us to refinance our debt and/or obtain additional financing. We may not be able to refinance our debt or obtain additional financing on favorable terms or at all.

Recent Accounting Pronouncements

Effective January 1, 2019, we adopted the Financial Accounting Standard Board's ("FASB") new standard on accounting for leases, Accounting Standards Codification ("ASC") 842, Leases ("ASC 842"). ASC 842 replaced existing lease accounting rules with a comprehensive lease measurement and recognition standard and expanded disclosure requirements. ASC 842 requires lessees to recognize most leases on their balance sheets and eliminates the current GAAP requirement for an entity to use bright-line tests in determining lease classification.

We elected to use the alternative transition method, which allows entities to initially apply ASC 842 at the adoption date with no subsequent adjustments to prior period lease costs for comparability. We elected the package of practical expedients permitted under the transition guidance which provided that a company need not reassess whether expired or existing contracts contained a lease, the lease classification of expired or existing leases, and the amount of initial direct costs for existing leases.

In connection with the adoption of ASC 842, we recorded additional lease assets of approximately $44 million and additional lease liabilities of approximately $48 million as of January 1, 2019. The difference between the additional lease assets and lease liabilities, net of the deferred tax impact, was due to the absorption of related balances into the right-of-use assets, such as deferred rent. The adoption of this standard had no impact on our condensed consolidated statements of operations or of cash flows.

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

In July 2018, the FASB issued ASU 2018-09, Codification Improvements (“ASU 2018-09”), which contains amendments to clarify, correct errors in or make minor improvements to the FASB Codification. ASU 2018-09 makes improvements to multiple topics, including but not limited to comprehensive income, debt, income taxes related to both stock-based compensation and business combinations, fair value measurement and defined contribution benefit plans.

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

In February 2018, the FASB issued ASU 2018-02, Income Statement - Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income ("ASU 2018-02"), which amends ASC 220, Income Statement - Reporting Comprehensive Income, to allow a reclassification from accumulated other comprehensive income to retained earnings for stranded tax effects resulting from the Tax Act and requires entities to provide certain disclosures regarding stranded tax effects. We did not elect to reclassify the income tax effects of the Tax Act from accumulated other comprehensive income to accumulated deficit.

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

In August 2018, the FASB issued ASU 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework - Changes to the Disclosure Requirements for Fair Value Measurement (“ASU 2018-13”), which changes the fair value measurement requirements of ASC 820, Fair Value Measurement. ASU 2018-13 is effective for us beginning January 1, 2020 for both interim and annual reporting.

In June 2016, the FASB issued ASU 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments ("ASU 2016-13"), which adds an impairment model that is based on expected losses rather than incurred losses. Under ASU 2016-13, an entity recognizes as an allowance its estimate of expected credit losses, which the FASB believes will result in more timely recognition of such losses. In April and May 2019, the FASB issued ASU 2019-04 and ASU 2019-05, respectively. ASU 2019-04 provides transition relief for entities adopting ASU 2016-13 and ASU 2019-05 clarifies certain aspects of the accounting for credit losses, hedging activities and financial instruments in connection with the adoption of ASU 2016-13. ASU 2019-04 and ASU 2019-05 are effective with the adoption of ASU 2016-13, which is effective for us beginning January 1, 2020 for both interim and annual reporting periods, with early adoption permitted.

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

Item 4.    Controls and Procedures

Disclosure Controls and Procedures

Evaluation of Disclosure Controls and Procedures. Our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")) as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of June 30, 2019.

Changes in Internal Control over Financial Reporting. There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter ended June 30, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II OTHER INFORMATION

Item 1.    Legal Proceedings

We were involved in six lawsuits (together, the "Lawsuits") with Metaswitch Networks Ltd., Metaswitch Networks Corp. and Metaswitch Inc. (together, “Metaswitch”). In five of the Lawsuits, we were the plaintiff and, in three of those five lawsuits, we were also a counterclaim defendant. In the sixth case, we were the defendant.

On April 22, 2019, we and Metaswitch agreed to a binding mediator's proposal (the "Mediation Agreement") that resolves the six Lawsuits between us and Metaswitch (the "Lawsuits"). We and Metaswitch signed a Settlement and Cross-License Agreement on May 29, 2019 (the "Royalty Agreement"). Pursuant to the terms of the Royalty Agreement, Metaswitch agreed to pay the us an aggregate amount of $63.0 million, which includes cash payments of $37.5 million during the second quarter of 2019 and $25.5 million payable in three installments annually, beginning on June 26, 2020, with such installment payments accruing interest at a rate of 4% per year. As part of the Royalty Agreement, we and Metaswitch (i) have released the other from all claims and liabilities; (ii) have licensed each party's existing patent portfolio to the other party; and (iii) have requested the applicable courts to dismiss the Lawsuits.

On November 8, 2018, Ron Miller, a purported stockholder of ours, filed a Class Action Complaint (the "Miller Complaint") in the United States District Court for the District of Massachusetts (the "Massachusetts District Court") against us and three of our former officers, Raymond P. Dolan, Mark T. Greenquist and Michael Swade (collectively, the "Defendants"), claiming to represent a class of purchasers of Sonus common stock during the period from January 8, 2015 through March 24, 2015 and alleging violations of the federal securities laws. Similar to a previous complaint entitled Sousa et al. vs. Sonus Networks, Inc. et al., which was dismissed with prejudice by an order dated June 6, 2017, the Miller Complaint claims that the Defendants made misleading forward-looking statements concerning Sonus' expected fiscal first quarter of 2015 financial performance, which statements were also the subject of an August 7, 2018 Securities and Exchange Commission Cease and Desist Order, whose findings we neither admitted nor denied. The Miller plaintiffs are seeking monetary damages.

After the Miller Complaint was filed, several parties filed and briefed motions seeking to be selected by the Massachusetts District Court to serve as a Lead Plaintiff in the action. On June 21, 2019, the Massachusetts District Court appointed a group as Lead Plaintiffs and the Lead Plaintiffs filed an amended complaint on July 19, 2019. The defendants are expected to respond on or before August 30, 2019.

In addition, we are often a party to disputes and legal proceedings that we consider routine and incidental to our business. Management does not expect the results of any of these actions to have a material effect on our business or consolidated financial statements.

Item 1A.    Risk Factors

Our business faces significant risks and uncertainties, which may have a material adverse effect on our business prospects, financial condition and results of operations, and you should carefully consider them. There have been no material changes in the six months ended June 30, 2019 to the risk factors described in Part I, Item 1A. of our Annual Report on Form 10-K/A for the year ended December 31, 2018, with the exception of the risk factor below.

Increases in tariffs, trade restrictions or taxes on our products could have an adverse impact on our operations.

We manufacture certain of our appliance products and purchase a portion of our raw materials and components from suppliers in Mexico, China and other foreign countries. The commerce we conduct in the international marketplace makes us subject to tariffs, trade restrictions and other taxes when the raw materials or components we purchase, and the products we ship, cross international borders. Import tariffs and/or other mandates imposed by the current presidential administration could potentially lead to retaliatory actions by affected countries, resulting in “trade wars,” and could significantly increase the prices on raw materials, the manufacturing of our equipment, and/or increased costs for goods imported into the United States, all of which are critical to our business. Any such tariffs could reduce customer demand for our products if our customers have to pay increased prices for our products as a result of such tariffs. In addition, tariff increases may have a similar impact on other suppliers and certain other customers, which could increase the negative impact on our operating results or future cash flows.

Although we have not experienced a significant resulting increase in our manufacturing costs, if we were to do so, this eventually could make our products less competitive than those of our competitors whose imports are not subject to these tariffs. In addition, the U.S. administration has threatened to impose tariffs on all products imported from both Mexico and China.  If this were to occur, we may not be able to mitigate the impacts of these tariffs and our business, results of operations and financial position could be materially adversely affected. Products we sell into certain foreign markets could also become subject to similar retaliatory tariffs, making the products we sell uncompetitive to similar products not subject to such import tariffs. Further changes in U.S. trade policies, tariffs, taxes, export restrictions or other trade barriers, or restrictions on raw materials or components, may limit our ability to manufacture products, increase our manufacturing costs, decrease our profit margins, reduce the competitiveness of our products, or inhibit our ability to sell products or purchase raw materials or components, which could have a material adverse effect on our business, results of operations and financial condition.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(c) Issuer Purchases of Equity Securities

The following table provides information with respect to the shares of common stock repurchased by us for the periods indicated:

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Approximate Dollar Value of Shares that May Yet be Purchased Under the Plans or Programs (3)
April 1, 2019 to April 30, 2019	14,647	$5.19	—	$75,000,000
May 1, 2019 to May 31, 2019	557,687	$4.73	553,180	$72,381,773
June 1, 2019 to June 30, 2019	425,678	$4.54	422,734	$70,496,973
Total	998,012	$4.66	975,914	$70,463,973

(1) Upon vesting of restricted stock awards, certain of our employees surrender to us a portion of the newly vested shares of common stock to satisfy the tax withholding obligations that arise in connection with such vesting. During the second quarter of 2019, 22,098 shares of restricted stock were returned to us by employees to satisfy tax withholding obligations arising in connection with vesting of restricted stock, which shares are included in this column.

(2) Consists of purchases pursuant to a stock repurchase program announced on May 2, 2019, under which our Board of Directors has authorized the repurchase of up to $75 million of our common stock from time to time on the open market or in privately negotiated transactions prior to April 18, 2021 (the "Repurchase Program"). At June 30, 2019, we had $70.5 million remaining under the Repurchase Program for future repurchases. The timing and amount of any shares repurchased will be determined by our management based on its evaluation of market conditions and other factors. We may elect to implement a 10b5-1 repurchase program, which would permit shares to be repurchased when we might otherwise be precluded from doing so under insider trading laws. The Repurchase Program may be suspended or discontinued at any time. The Repurchase Program is being funded using our working capital.

(3) Represents amounts available for repurchases under the Repurchase Program.

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

3.3		Amended and Restated By-Laws of the Registrant (incorporated by reference to Exhibit 3.3 to the Registrant's Annual Report on Form 10-K, filed March 8, 2018 with the SEC).
10.1		Ribbon Communications Inc. 2019 Incentive Award Plan (incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K, filed June 11, 2019 with the SEC).
31.1	*	Certificate of Ribbon Communications Inc. Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	*	Certificate of Ribbon Communications Inc. Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	#	Certificate of Ribbon Communications Inc. Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	#	Certificate of Ribbon Communications Inc. Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS		XBRL Instance Document
101.SCH		XBRL Taxonomy Extension Schema
101.CAL		XBRL Taxonomy Extension Calculation Linkbase
101.DEF		XBRL Taxonomy Extension Definition Linkbase
101.LAB		XBRL Taxonomy Extension Label Linkbase
101.PRE		XBRL Taxonomy Extension Presentation Linkbase

_______________________________________

*	Filed herewith.

#	Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: August 1, 2019	RIBBON COMMUNICATIONS INC.

By:	/s/ Daryl E. Raiford
Daryl E. Raiford Executive Vice President and Chief Financial Officer (Principal Financial Officer)