Form 10-Q
period 2019-09-30
Ribbon Communications Inc.
filed 2019-10-31
CIK 1708055

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2019
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

As of October 25, 2019, there were 110,715,311 shares of the registrant's common stock, $0.0001 par value per share, outstanding.

RIBBON COMMUNICATIONS INC.
FORM 10-Q
QUARTERLY PERIOD ENDED SEPTEMBER 30, 2019

Cautionary Note Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q contains "forward-looking statements" within the meaning of the U.S. Private Securities Litigation Reform Act of 1995, which are subject to a number of risks and uncertainties. All statements other than statements of historical facts contained in this Quarterly Report on Form 10-Q, including statements regarding our future expenses, results of operations and financial position, integration activities, potential stock repurchases, remaining settlement payments, beliefs about our market capitalization, business strategy, statements about the potential impact of the merger and acquisition transactions described herein, plans and objectives of management for future operations, plans for future cost reductions, restructuring activities and plans for future product development and manufacturing are forward-looking statements. Without limiting the foregoing, the words "anticipates", "believes", "could", "estimates", "expects", "intends", "may", "plans", "seeks" and other similar language, whether in the negative or affirmative, are intended to identify forward-looking statements, although not all forward-looking statements contain these identifying words. Forward-looking statements are based on our current expectations and assumptions regarding our business, the economy and other future conditions. Because forward-looking statements relate to the future, they are subject to inherent uncertainties, risks and changes in circumstances that are difficult to predict. These statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements including, but not limited to, our successful integration activities with respect to acquisitions; our ability to realize the benefits from mergers and acquisitions; the effects of disruption from mergers and acquisitions, making it more difficult to maintain relationships with employees, customers, business partners or government entities; unpredictable fluctuations in quarterly revenue and operating results; failure to compete successfully against telecommunications equipment and networking companies; failure to grow our customer base or generate recurring business from our existing customers; consolidation in the telecommunications industry; credit risks; the timing of customer purchasing decisions and our recognition of revenues; economic conditions; our ability to recruit and retain key personnel; difficulties supporting our strategic focus on channel sales; difficulties retaining and expanding our customer base; difficulties leveraging market opportunities; the impact of restructuring and cost-containment activities; litigation; actions taken by significant stockholders; difficulties providing solutions that meet the needs of customers; market acceptance of our products and services; rapid technological and market change; our ability to protect our intellectual property rights and obtain necessary licenses; our ability to maintain partner, reseller, distribution and vendor support and supply relationships; our negotiating position relative to our large customers; the limited supply of certain components of our products; the potential for defects in our products; risks related to the terms of our credit agreement; higher risks in international operations and markets; the impact of increased competition; increases in tariffs, trade restrictions or taxes on our products; currency fluctuations; changes in the market price of our common stock; and/or failure or circumvention of our controls and procedures. We therefore caution you against relying on any of these forward-looking statements.

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

PART I FINANCIAL INFORMATION

Item 1. Financial Statements
RIBBON COMMUNICATIONS INC.
Condensed Consolidated Balance Sheets
(in thousands, except share and per share data)
(unaudited)

	September 30, 2019	December 31, 2018
Assets
Current assets:
Cash and cash equivalents	$40,397	$43,694
Marketable securities	—	7,284
Accounts receivable, net	162,964	187,853
Inventory	14,103	22,602
Other current assets	29,880	17,002
Total current assets	247,344	278,435
Property and equipment, net	27,023	27,042
Intangible assets, net	225,762	251,391
Goodwill	389,196	383,655
Deferred income taxes	5,463	9,152
Operating lease right-of-use assets	37,132	—
Other assets	25,161	7,484
	$957,081	$957,159
Liabilities and Stockholders' Equity
Current liabilities:
Current portion of long-term debt	$2,500	$—
Revolving credit facility	34,000	55,000
Accounts payable	25,113	45,304
Accrued expenses and other	52,650	84,263
Operating lease liabilities	7,568	—
Deferred revenue	83,423	105,087
Total current liabilities	205,254	289,654
Long-term debt, net of current	46,605	—
Long-term debt, related party	—	24,100
Operating lease liabilities, net of current	37,600	—
Deferred revenue, net of current	18,687	17,572
Deferred income taxes	4,865	4,738
Other long-term liabilities	13,055	30,797
Total liabilities	326,066	366,861
Commitments and contingencies (Note 17)
Stockholders' equity:
Preferred stock, $0.01 par value per share; 10,000,000 shares authorized, none issued and outstanding	—	—
Common stock, $0.0001 par value per share; 240,000,000 shares authorized; 110,156,325 shares issued and outstanding at September 30, 2019; 106,815,636 shares issued and outstanding at December 31, 2018	11	11
Additional paid-in capital	1,743,089	1,723,576
Accumulated deficit	(1,116,704)	(1,136,992)
Accumulated other comprehensive income	4,619	3,703
Total stockholders' equity	631,015	590,298
	$957,081	$957,159

See notes to the unaudited condensed consolidated financial statements.

RIBBON COMMUNICATIONS INC.
Condensed Consolidated Statements of Operations
(in thousands, except per share data)
(unaudited)

	Three months ended		Nine months ended
	September 30, 2019	September 30, 2018	September 30, 2019	September 30, 2018
Revenue:
Product	$61,152	$77,283	$180,691	$191,937
Service	76,501	75,185	221,311	219,072
Total revenue	137,653	152,468	402,002	411,009
Cost of revenue:
Product	31,476	38,891	101,056	102,183
Service	27,300	31,343	84,807	96,208
Total cost of revenue	58,776	70,234	185,863	198,391
Gross profit	78,877	82,234	216,139	212,618
Operating expenses:
Research and development	34,222	34,403	105,456	109,056
Sales and marketing	28,227	31,488	87,179	94,152
General and administrative	9,673	15,942	40,833	46,571
Acquisition- and integration-related	1,697	5,570	6,861	14,262
Restructuring and related	2,372	2,397	16,448	15,162
Total operating expenses	76,191	89,800	256,777	279,203
Income (loss) from operations	2,686	(7,566)	(40,638)	(66,585)
Interest expense, net	(726)	(1,420)	(3,352)	(2,754)
Other income (expense), net	(507)	(1,254)	70,128	(3,058)
Income (loss) before income taxes	1,453	(10,240)	26,138	(72,397)
Income tax benefit (provision)	197	82	(5,850)	(2,587)
Net income (loss)	$1,650	$(10,158)	$20,288	$(74,984)
Earnings (loss) per share:
Basic	$0.01	$(0.10)	$0.19	$(0.73)
Diluted	$0.01	$(0.10)	$0.18	$(0.73)
Shares used to compute earnings (loss) per share:
Basic	110,080	104,918	109,523	103,009
Diluted	110,756	104,918	110,100	103,009

See notes to the unaudited condensed consolidated financial statements.

RIBBON COMMUNICATIONS INC.
Condensed Consolidated Statements of Comprehensive Income (Loss)
(in thousands)
(unaudited)

	Three months ended		Nine months ended
	September 30, 2019	September 30, 2018	September 30, 2019	September 30, 2018
Net income (loss)	$1,650	$(10,158)	$20,288	$(74,984)
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	270	(80)	326	(43)
Unrealized gain (loss) on available-for sale marketable securities, net of reclassification adjustments for realized amounts	—	23	590	(10)
Employee retirement benefits	—	156	—	156
Other comprehensive income, net of tax	270	99	916	103
Comprehensive income (loss)	$1,920	$(10,059)	$21,204	$(74,881)

See notes to the unaudited condensed consolidated financial statements.

RIBBON COMMUNICATIONS INC.
Condensed Consolidated Statements of Stockholders' Equity
(in thousands, except shares)
(unaudited)

Three months ended September 30, 2019
	Common stock
	Shares	Amount	Additional paid-in capital	Accumulated deficit	Accumulated other comprehensive income	Total stockholders' equity
Balance at July 1, 2019	110,007,237	$11	$1,740,563	$(1,118,354)	$4,349	$626,569
Exercise of stock options	19,009		43			43
Vesting of restricted stock awards and units	130,580					—
Shares of restricted stock returned to the Company under net share settlements to satisfy tax withholding obligations	(501)		(2)			(2)
Stock-based compensation expense			2,485			2,485
Other comprehensive income					270	270
Net income				1,650		1,650
Balance at September 30, 2019	110,156,325	$11	$1,743,089	$(1,116,704)	$4,619	$631,015

Nine months ended September 30, 2019
	Common stock
	Shares	Amount	Additional paid-in capital	Accumulated deficit	Accumulated other comprehensive income	Total stockholders' equity
Balance at January 1, 2019	106,815,636	$11	$1,723,576	$(1,136,992)	$3,703	$590,298
Issuance of common stock in connection with employee stock purchase plan	139,390		506			506
Exercise of stock options	126,015		233			233
Vesting of restricted stock awards and units	1,296,966					—
Vesting of performance-based stock units	9,466					—
Shares of restricted stock returned to the Company under net share settlements to satisfy tax withholding obligations	(204,027)		(1,082)			(1,082)
Shares issued as consideration in connection with the acquisition of Anova Data, Inc.	2,948,793		15,186			15,186
Repurchase and retirement of common stock	(975,914)		(4,536)			(4,536)
Reclassification of liability to equity for bonuses converted to stock awards			1,052			1,052
Stock-based compensation expense			8,154			8,154
Other comprehensive income					916	916
Net income				20,288		20,288
Balance at September 30, 2019	110,156,325	$11	$1,743,089	$(1,116,704)	$4,619	$631,015

RIBBON COMMUNICATIONS INC.
Condensed Consolidated Statements of Stockholders' Equity (continued)
(in thousands, except shares)
(unaudited)

Three months ended September 30, 2018
	Common stock
	Shares	Amount	Additional paid-in capital	Accumulated deficit	Accumulated other comprehensive income	Total stockholders' equity
Balance at July 1, 2018	102,243,477	$10	$1,688,966	$(1,124,799)	$3,073	$567,250
Exercise of stock options	6,070		1			1
Vesting of restricted stock awards and units	44,209					—
Shares of restricted stock returned to the Company under net share settlements to satisfy tax withholding obligations	(16,757)		(113)			(113)
Shares issued as consideration in connection with acquisition of Edgewater Networks, Inc.	4,235,531	1	29,999			30,000
Assumption of equity awards in connection with acquisition of Edgewater Networks, Inc.			747			747
Stock-based compensation expense			2,516			2,516
Other comprehensive income					119	119
Net loss				(10,158)		(10,158)
Balance at September 30, 2018	106,512,530	$11	$1,722,116	$(1,134,957)	$3,192	$590,362

Nine months ended September 30, 2018
	Common stock
	Shares	Amount	Additional paid-in capital	Accumulated deficit	Accumulated other comprehensive income	Total stockholders' equity
Balance at January 1, 2018	101,752,856	$10	$1,684,768	$(1,072,426)	$3,069	$615,421
Adoption of Accounting Standards Codification 606, Revenue from Contracts with Customers				12,453		12,453
Exercise of stock options	8,653		11			11
Vesting of restricted stock awards and units	769,195					—
Vesting of performance-based stock units	57,768					—
Shares of restricted stock returned to the Company under net share settlements to satisfy tax withholding obligations	(311,473)		(830)			(830)
Shares issued as consideration in connection with acquisition of Edgewater Networks, Inc.	4,235,531	1	29,999			30,000
Assumption of equity awards in connection with acquisition of Edgewater Networks, Inc.			747			747
Stock-based compensation expense			7,421			7,421
Other comprehensive income					123	123
Net loss				(74,984)		(74,984)
Balance at September 30, 2018	106,512,530	$11	$1,722,116	$(1,134,957)	$3,192	$590,362

See notes to the unaudited condensed consolidated financial statements.

RIBBON COMMUNICATIONS INC.
Condensed Consolidated Statements of Cash Flows
(in thousands)
(unaudited)

	Nine months ended
	September 30, 2019	September 30, 2018
Cash flows from operating activities:
Net income (loss)	$20,288	$(74,984)
Adjustments to reconcile net income (loss) to cash flows provided by (used in) operating activities:
Depreciation and amortization of property and equipment	8,824	8,270
Amortization of intangible assets	36,829	37,721
Stock-based compensation	8,154	7,421
Deferred income taxes	4,559	(39)
Foreign exchange losses	1,042	3,066
Reduction in deferred purchase consideration	(8,124)	—
Changes in operating assets and liabilities:
Accounts receivable	25,598	24,550
Inventory	8,387	2,783
Other operating assets	(20,242)	2,796
Accounts payable	(20,260)	(7,679)
Accrued expenses and other long-term liabilities	(21,535)	(20,033)
Deferred revenue	(20,889)	(7,413)
Net cash provided by (used in) operating activities	22,631	(23,541)
Cash flows from investing activities:
Purchases of property and equipment	(8,594)	(5,950)
Business acquisitions, net of cash acquired	—	(46,389)
Maturities of marketable securities	7,295	18,919
Net cash used in investing activities	(1,299)	(33,420)
Cash flows from financing activities:
Borrowings under revolving line of credit	109,000	142,500
Principal payments on revolving line of credit	(130,000)	(104,500)
Proceeds from issuance of long-term debt	50,000	—
Principal payment of debt, related party	(24,716)	—
Principal payment of long-term debt	(625)	—
Payment of deferred purchase consideration	(21,876)	—
Principal payments of finance leases	(698)	(436)
Payment of debt issuance costs	(891)	(624)
Proceeds from the sale of common stock in connection with employee stock purchase plan	506	—
Proceeds from the exercise of stock options	233	43
Payment of tax withholding obligations related to net share settlements of restricted stock awards	(1,082)	(830)
Repurchase of common stock	(4,536)	—
Net cash (used in) provided by financing activities	(24,685)	36,153
Effect of exchange rate changes on cash and cash equivalents	56	(281)
Net decrease in cash and cash equivalents	(3,297)	(21,089)
Cash and cash equivalents, beginning of year	43,694	57,073
Cash and cash equivalents, end of period	$40,397	$35,984

RIBBON COMMUNICATIONS INC.
Condensed Consolidated Statements of Cash Flows (continued)
(in thousands)
(unaudited)

	Nine months ended
	September 30, 2019	September 30, 2018
Supplemental disclosure of cash flow information:
Interest paid	$3,649	$1,568
Income taxes paid	$3,527	$4,047
Income tax refunds received	$291	$426
Supplemental disclosure of non-cash investing activities:
Capital expenditures incurred, but not yet paid	$560	$344
Property and equipment acquired under finance leases	$150	$1,218
Acquisition purchase consideration - deferred payments	$1,700	$30,000
Shares of common stock issued as purchase consideration	$15,186	$30,000
Acquisition purchase consideration - assumed equity awards	$—	$747
Supplemental disclosure of non-cash financing activities:
Total fair value of restricted stock awards, restricted stock units and performance-based stock units on date vested	$6,765	$5,462

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

Significant Accounting Policies

The Company's significant accounting policies are disclosed in Note 2 to the Consolidated Financial Statements included in the Annual Report. There were no material changes to the significant accounting policies during the nine months ended September 30, 2019, apart from the Company's accounting policy related to accounting for leases, as discussed below.

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

In connection with the adoption of ASC 842, the Company recorded additional lease assets of $43.9 million and additional lease liabilities of $47.8 million as of January 1, 2019. The difference between the additional lease assets and lease liabilities, net of the deferred tax impact, was due to the absorption of related balances into the right-of-use assets, such as deferred rent. The adoption of this standard had no impact on the Company's condensed consolidated statements of operations or cash flows.

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

Reclassifications

Certain reclassifications may be made to the previously issued financial statements to conform to the current period presentation, none of which affected the net income (loss) as previously reported.

Fair Value of Financial Instruments

The carrying amounts of the Company's financial instruments approximate their fair values and include cash equivalents, investments, accounts receivable, borrowings under a revolving credit facility, accounts payable and long-term debt.

Operating Segments

The Company operates in a single segment, as the chief operating decision maker makes decisions and assesses performance at the company level. Operating segments are identified as components of an enterprise about which separate discrete financial information is utilized for evaluation by the chief operating decision maker in making decisions regarding resource allocation and assessing performance. To date, the chief operating decision maker has made such decisions and assessed performance at the company level as one segment. The Company's chief operating decision maker is its President and Chief Executive Officer.

Recent Accounting Pronouncements

In June 2016, the FASB issued ASU 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments ("ASU 2016-13"), which adds an impairment model that is based on expected losses rather than incurred losses. Under ASU 2016-13, an entity recognizes as an allowance its estimate of expected credit losses, which the FASB believes will result in more timely recognition of such losses. In April and May 2019, the FASB issued ASU 2019-04, Codification Improvements to Topic 326, Financial Instruments - Credit Losses, Topic 815, Derivatives and Hedging, and Topic 825, Financial Instruments ("ASU 2019-04") and ASU 2019-05 Financial Instruments - Credit Losses (Topic 326): Targeted Transition Relief ("ASU 2019-05"), respectively. ASU 2019-04 provides transition relief for entities adopting ASU 2016-13 and ASU 2019-05 clarifies certain aspects of the accounting for credit losses, hedging activities and financial instruments in

RIBBON COMMUNICATIONS INC.
Notes to Condensed Consolidated Financial Statements (Continued)
(unaudited)

connection with the adoption of ASU 2016-13. ASU 2019-04 and ASU 2019-05 are effective with the adoption of ASU 2016-13, which is effective for the Company beginning January 1, 2020 for both interim and annual reporting periods, with early adoption permitted. The Company continues to assess the potential impact of the adoption of ASU 2016-13 and related amendments and currently does not believe that it will have a material impact on the Company's condensed consolidated financial statements.

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

In August 2018, the FASB issued ASU 2018-14, Compensation - Retirement Benefits - Defined Benefit Plans - General (Subtopic 715-20): Disclosure Framework - Changes to the Disclosure Requirements for Defined Benefit Plans (“ASU 2018-14”), which amends ASC 715, Compensation - Retirement Benefits, to add, remove and clarify disclosure requirements related to defined benefit pension and other postretirement plans. ASU 2018-14 is effective for the Company beginning January 1, 2020.

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

As consideration for the Anova Acquisition, Ribbon issued 2.9 million shares of Ribbon common stock with a fair value of $15.2 million to Anova's sellers and equity holders on the Anova Acquisition Date and held back an additional 0.3 million shares with a fair value of $1.7 million, some or all of which could be issued subject to post-closing adjustments (the "Anova Deferred Consideration"). The Anova Deferred Consideration is included as a component of Accrued expenses and other current liabilities in the Company's condensed consolidated balance sheet at September 30, 2019.

The Anova Acquisition has been accounted for as a business combination and the financial results of Anova have been included in the Company's condensed consolidated financial statements for the period subsequent to the Anova Acquisition Date. The results for the three and nine months ended September 30, 2019 are not significant to the Company's condensed consolidated financial statements. The Company has not provided pro forma financial information, as the historical amounts are not significant to the Company's condensed consolidated financial statements.

As of September 30, 2019, the valuation of acquired assets, identifiable intangible assets and certain assumed liabilities was preliminary. The purchase consideration aggregating $16.9 million has been preliminarily allocated to $11.2 million of identifiable intangible assets (comprised of $7.2 million of customer relationships and $4.0 million of developed technology) and working capital items aggregating $0.1 million of net assets acquired. The remaining unallocated amount of $5.5 million has been recorded as goodwill.

The valuation of the acquired intangible assets is inherently subjective and relies on significant unobservable inputs. The Company used an income approach to value the acquired intangible assets relating to developed technology and customer relationships. The valuation for each of these intangible assets was based on estimated projections of expected cash flows to be generated by the assets, discounted to the present value at discount rates commensurate with perceived risk. The valuation assumptions take into consideration the Company's estimates of customer attrition, technology obsolescence and revenue growth projections. The Company is amortizing the identifiable intangible assets in relation to the expected cash flows from the individual intangible assets over their respective useful lives, which have a weighted average life of 7.5 years. The preliminary purchase price allocation is subject to change, and such change could be material based on numerous factors, including the final estimated fair value of the assets acquired and liabilities assumed and the amount of the final post-closing net working capital adjustment. The Company expects to finalize the valuation of the assets acquired and liabilities assumed by the fourth quarter of 2019.

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

On February 15, 2019, the Company and the Edgewater Selling Stakeholders agreed to reduce the amount of Edgewater Deferred Consideration from $30 million to $21.9 million and agreed that all such deferred consideration would be payable on March 8, 2019. The Company paid the Edgewater Selling Stakeholders $21.9 million on March 8, 2019 and recorded the reduction to the Edgewater Deferred Consideration of $8.1 million in Other income (expense), net, in the Company's condensed consolidated statement of operations and as a non-cash adjustment to reconcile net income to cash flows provided by operating activities in the Company's condensed consolidated statement of cash flows for the nine months ended September 30, 2019.

The Edgewater Acquisition has been accounted for as a business combination and the financial results of Edgewater have been included in the Company's condensed consolidated financial statements for the period subsequent to its acquisition.

As of September 30, 2019, the valuation of acquired assets, identifiable intangible assets and certain assumed liabilities was final. A summary of the final allocation of the purchase consideration for Edgewater as of September 30, 2019 is as follows (in thousands):

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

The Company has not provided pro forma financial information as the historical amounts are not significant to the Company's condensed consolidated financial statements.

Acquisition- and Integration-Related Expenses

Acquisition- and integration-related expenses include those expenses related to acquisitions that would otherwise not have been incurred by the Company, including professional and services fees such as legal, audit, consulting, paying agent and other fees, and expenses related to cash payments to certain former executives of the acquired businesses in connection with their respective employment agreements. These amounts include costs related to prior acquisitions, as well as nominal amounts related to acquisitive activities. Integration-related expenses represent incremental costs related to combining the Company and its business acquisitions, such as third-party consulting and other third-party services related to merging previously separate companies' systems and processes.

The Company's acquisition- and integration-related expenses for the three and nine months ended September 30, 2019 and 2018 were as follows (in thousands):

	Three months ended		Nine months ended
	September 30, 2019	September 30, 2018	September 30, 2019	September 30, 2018
Professional and services fees (acquisition-related)	$743	$2,905	$2,569	$5,314
Management bonuses (acquisition-related)	—	—	—	1,972
Integration-related expenses	954	2,665	4,292	6,976
	$1,697	$5,570	$6,861	$14,262

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

The calculations of shares used to compute earnings (loss) per share were as follows (in thousands):

	Three months ended		Nine months ended
	September 30, 2019	September 30, 2018	September 30, 2019	September 30, 2018
Weighted average shares outstanding—basic	110,080	104,918	109,523	103,009
Potential dilutive common shares	676	—	577	—
Weighted average shares outstanding—diluted	110,756	104,918	110,100	103,009

Options to purchase the Company's common stock aggregating 0.3 million shares have not been included in the

RIBBON COMMUNICATIONS INC.
Notes to Condensed Consolidated Financial Statements (Continued)
(unaudited)

computation of diluted earnings per share for the three and nine months ended September 30, 2019 because their effect would have been antidilutive. Options to purchase the Company's common stock and unvested shares of restricted and performance-based stock and stock units aggregating 3.5 million shares have not been included in the computation of diluted loss per share for the three and nine months ended September 30, 2018 because their effect would have been antidilutive.

(4) CASH EQUIVALENTS, MARKETABLE SECURITIES AND INVESTMENTS

The Company invests in debt instruments, primarily U.S. government-backed, municipal and corporate obligations, which management believes to be high quality (investment grade) credit instruments.

The Company's remaining available-for-sale securities matured during the three months ended June 30, 2019. The Company did not hold any cash equivalents at September 30, 2019. As a result of the Company no longer holding any marketable securities or investments at September 30, 2019, the remaining tax effect on the unrealized gain (loss) on available-for-sale marketable securities was realized in the three months ended June 30, 2019 and is included in the income tax provision in the Company's condensed consolidated statement of operations for the nine months ended September 30, 2019 as a reclassification from Unrealized gain (loss) on available-for-sale marketable securities in the Company's condensed consolidated statement of comprehensive income (loss) for the same nine-month period. The Company had not sold any of its available-for-sale securities during the 2019 period prior to their full maturity. The Company sold $12.5 million of its available-for-sale marketable securities in both the three and nine months ended September 30, 2018, primarily to provide cash for acquisition-related payments in connection with the Edgewater Acquisition and to support integration-related and restructuring activities in connection with the Merger. The Company recognized nominal gross gains and losses from the sales of these securities. The Company did not hold any investments that would mature beyond one year at December 31, 2018.

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

RIBBON COMMUNICATIONS INC.
Notes to Condensed Consolidated Financial Statements (Continued)
(unaudited)

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

(5) INVENTORY

Inventory at September 30, 2019 and December 31, 2018 consisted of the following (in thousands):

	September 30, 2019	December 31, 2018
On-hand final assemblies and finished goods inventories	$12,137	$19,879
Deferred cost of goods sold	2,525	3,798
	14,662	23,677
Less noncurrent portion (included in other assets)	(559)	(1,075)
Current portion	$14,103	$22,602

RIBBON COMMUNICATIONS INC.
Notes to Condensed Consolidated Financial Statements (Continued)
(unaudited)

(6) INTANGIBLE ASSETS AND GOODWILL

The Company's intangible assets at September 30, 2019 and December 31, 2018 consisted of the following (in thousands):

September 30, 2019	Weighted average amortization period (years)	Cost	Accumulated amortization	Net carrying value
In-process research and development	*	$5,600	$—	$5,600
Developed technology	6.83	186,880	92,446	94,434
Customer relationships	9.47	154,140	29,363	124,777
Trade names	5.20	2,000	1,049	951
Internal use software	3.00	730	730	—
	7.86	$349,350	$123,588	$225,762

December 31, 2018	Weighted average amortization period (years)	Cost	Accumulated amortization	Net carrying value
In-process research and development	*	$5,600	$—	$5,600
Developed technology	6.91	182,880	63,187	119,693
Customer relationships	9.44	146,940	22,218	124,722
Trade names	5.20	2,000	624	1,376
Internal use software	3.00	730	730	—
	7.88	$338,150	$86,759	$251,391

* An in-process research and development intangible asset has an indefinite life until the product is generally available, at which time such asset is typically reclassified to developed technology.

Amortization expense for intangible assets for the three and nine months ended September 30, 2019 and 2018 was as follows (in thousands):

	Three months ended		Nine months ended		Statement of operations classification
	September 30, 2019	September 30, 2018	September 30, 2019	September 30, 2018
Developed technology	$9,522	$10,593	$29,259	$29,455	Cost of revenue - product
Customer relationships	2,608	2,695	7,145	7,881	Sales and marketing
Trade names	130	160	425	385	Sales and marketing
	$12,260	$13,448	$36,829	$37,721

RIBBON COMMUNICATIONS INC.
Notes to Condensed Consolidated Financial Statements (Continued)
(unaudited)

Estimated future amortization expense for the Company's intangible assets at September 30, 2019 was as follows (in thousands):

Years ending December 31,
Remainder of 2019	$12,396
2020	48,815
2021	42,493
2022	35,113
2023	27,538
Thereafter	59,407
$225,762

The changes in the carrying value of the Company's goodwill in the nine months ended September 30, 2019 and 2018 were as follows (in thousands):

Balance at January 1	2019	2018
Goodwill	$386,761	$338,822
Accumulated impairment losses	(3,106)	(3,106)
	383,655	335,716
Acquisition of Anova	5,541	—
Acquisition of Edgewater	—	46,777
Balance at September 30	$389,196	$382,493

Balance at September 30
Goodwill	$392,302	$385,599
Accumulated impairment losses	(3,106)	(3,106)
	$389,196	$382,493

(7) ACCRUED EXPENSES
Accrued expenses at September 30, 2019 and December 31, 2018 consisted of the following (in thousands):

	September 30, 2019	December 31, 2018
Employee compensation and related costs	$26,326	$42,852
Deferred purchase consideration	1,700	15,000
Other	24,624	26,411
	$52,650	$84,263

(8) RESTRUCTURING AND FACILITIES CONSOLIDATION INITIATIVES

The Company recorded restructuring and related expense aggregating $2.4 million and $16.4 million in the three and nine months ended September 30, 2019, respectively, and $2.4 million and $15.2 million in the three and nine months ended September 30, 2018, respectively. Restructuring and related expense includes both restructuring expense (primarily severance and related costs), estimated future variable lease costs for vacated properties with no intent or ability of sublease, and accelerated rent amortization expense.

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

RIBBON COMMUNICATIONS INC.
Notes to Condensed Consolidated Financial Statements (Continued)
(unaudited)

expense in the Company's condensed consolidated statements of operations. Related variable lease expenses will continue to be expensed as incurred through the vacate date, at which time the Company will reassess the liability balance to ensure it appropriately reflects the remaining liability associated with the premises and record a liability for the estimated future variable lease costs.

The components of Restructuring and related expense for the three and nine months ended September 30, 2019 were as follows (in thousands):

	Three months ended	Nine months ended
	September 30, 2019	September 30, 2019
Severance and related costs	$719	$11,619
Variable and other facilities-related costs	1,052	1,370
Accelerated amortization of lease assets due to cease-use	601	3,459
	$2,372	$16,448

Prior to the adoption of ASC 842, the Company recorded restructuring accruals for future lease obligations related to vacated facilities at the time that it ceased usage of the respective facility. The components of Restructuring and related expense recorded in the three and nine months ended September 30, 2018 were as follows (in thousands):

	Three months ended	Nine months ended
	September 30, 2018	September 30, 2018
Severance and related costs	2,481	14,603
Facilities	(84)	559
	$2,397	$15,162

2019 Restructuring and Facilities Consolidation Initiative

In June 2019, the Company implemented a restructuring plan to further streamline the Company's global footprint, improve its operations and enhance its customer delivery (the "2019 Restructuring Initiative"). The 2019 Restructuring Initiative includes facility consolidations, refinement of the Company's research and development activities, and a reduction in workforce. In connection with this initiative, the Company expects to reduce its focus on hardware and appliance-based development over time and to increase its development focus on software virtualization, functional simplicity and important customer requirements. The facility consolidations under the 2019 Restructuring Initiative (the "Facilities Initiative") include a consolidation of the Company's North Texas sites into a single campus, housing engineering, customer training and support, and administrative functions, as well as a reduction or elimination of certain excess and duplicative facilities worldwide. In addition, the Company intends to substantially consolidate its global software laboratories and server farms into two lower cost North American sites. The Company continues to evaluate its properties included in the Facilities Initiative for accelerated amortization and/or right-of-use asset impairment. The Company expects that the actions under the Facilities Initiative will be completed by the end of 2020.

In connection with the 2019 Restructuring Initiative, the Company recorded restructuring expense of $7.8 million in the nine months ended September 30, 2019, comprised of $1.8 million in the three months ended September 30, 2019 and $6.0 million in the three months ended June 30, 2019. The amount recorded in the three months ended September 30, 2019 was comprised of $0.7 million for severance and related costs for approximately 20 employees and $1.1 million for variable and other facilities-related costs. The amount recorded in the three months ended June 30, 2019 was primarily for severance and related costs for approximately 110 employees. The Company expects that nearly all of the amount accrued for severance and related costs will be paid by the end of the first half of 2020. The Company estimates that it will record nominal additional restructuring expense related to severance and related costs under the 2019 Restructuring Initiative.

RIBBON COMMUNICATIONS INC.
Notes to Condensed Consolidated Financial Statements (Continued)
(unaudited)

A summary of the 2019 Restructuring Initiative accrual activity for severance and related costs for the nine months ended September 30, 2019 is as follows (in thousands):

	Balance at January 1, 2019	Initiatives charged to expense	Cash payments	Balance at September 30, 2019
Severance	$—	$6,543	$(2,620)	$3,923
Variable and other facilities costs	—	1,214	(220)	994
	$—	$7,757	$(2,840)	$4,917

Accelerated rent amortization is recognized from the date that the Company commences the plan to fully or partially vacate a facility, for which there is no intent or ability to enter into a sublease, through the final vacate date. The Company recorded $0.6 million and $3.5 million of accelerated rent amortization in the three and nine months ended September 30, 2019, respectively. The liability for the total lease payments for each respective facility is included as a component of Operating lease liabilities in the Company's condensed consolidated balance sheets, both current and noncurrent (see Note 16). The Company may incur additional future expense if it is unable to sublease other locations included in the Facilities Initiative.

Merger Restructuring Initiative

In connection with the Merger, the Company implemented a restructuring plan in the fourth quarter of 2017 to eliminate certain redundant positions and facilities within the combined companies (the "Merger Restructuring Initiative"). In connection with this initiative, the Company recorded restructuring expense of $5.2 million in the nine months ended September 30, 2019. The Company recorded $2.5 million and $14.3 million of restructuring and related expense in the three and nine months ended September 30, 2018, respectively. Of the amount recorded in the nine months ended September 30, 2019, virtually all was for severance and related costs for approximately 40 employees. The amount recorded in the nine months ended September 30, 2018 represented severance and related costs for approximately 285 employees. The Merger Restructuring Initiative is substantially complete, and the Company anticipates it will record nominal future expense in connection with this initiative. In connection with the adoption of ASC 842 effective January 1, 2019, the Company wrote off the remaining restructuring accrual related to facilities. The Company expects that the amount accrued at September 30, 2019 for severance will be paid by the end of the first half of 2020.

A summary of the Merger Restructuring Initiative accrual activity for the nine months ended September 30, 2019 is as follows (in thousands):

	Balance at January 1, 2019	Initiatives charged to expense	Adjustment for the impact of ASC 842 adoption	Cash payments	Balance at September 30, 2019
Severance	$1,910	$5,076	$—	$(5,818)	$1,168
Facilities	771	156	(771)	(156)	—
	$2,681	$5,232	$(771)	$(5,974)	$1,168

Balance Sheet Classification

The current portions of accrued restructuring are included as a component of Accrued expenses and the long-term portions of accrued restructuring are included as a component of Other long-term liabilities in the condensed consolidated balance sheets. The long-term portions of accrued restructuring totaled $0.9 million and $0.5 million at September 30, 2019 and December 31, 2018, respectively. These amounts represent future payments related to restructured facilities.

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

On April 29, 2019, the Company entered into a syndicated, amended and restated Credit Facility (the "New Credit Facility"). The New Credit Facility provides for a $50 million term loan facility that was advanced in full on April 29, 2019 and a $100 million revolving line of credit. The New Credit Facility also includes procedures for additional financial institutions to become syndicate lenders, or for any existing lender to increase its commitment under either the term loan facility or the revolving loan facility, subject to an aggregate increase of $75 million for incremental commitments under the New Credit Facility. The New Credit Facility is scheduled to mature in April 2024. At September 30, 2019, the Company had an outstanding term loan debt balance of $49.4 million, an outstanding revolving line of credit balance of $34.0 million, with a combined average interest rate of 3.76%, and $3.4 million of outstanding letters of credit at an average interest rate of 1.50%.

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

The New Credit Facility requires compliance with certain financial covenants, including a minimum consolidated quick ratio, minimum consolidated fixed charge coverage ratio and maximum consolidated leverage ratio, all of which are defined in the New Credit Facility and tested on a quarterly basis. The Company was in compliance with all covenants of the New Credit Facility at September 30, 2019.

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

RIBBON COMMUNICATIONS INC.
Notes to Condensed Consolidated Financial Statements (Continued)
(unaudited)

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

Disaggregation of Revenue

The Company disaggregates its revenue from contracts with customers based on the nature of the products and services and the geographic regions in which each customer is domiciled. The Company's revenue for the three and nine months ended September 30, 2019 and 2018 was disaggregated as follows:

RIBBON COMMUNICATIONS INC.
Notes to Condensed Consolidated Financial Statements (Continued)
(unaudited)

Three months ended September 30, 2019	Product revenue	Service revenue (maintenance)	Service revenue (professional services)	Total revenue
United States	$44,701	$32,709	$10,113	$87,523
Europe, Middle East and Africa	7,346	10,899	2,635	20,880
Japan	2,318	2,932	1,652	6,902
Other Asia Pacific	3,199	4,191	1,567	8,957
Other	3,588	8,170	1,633	13,391
	$61,152	$58,901	$17,600	$137,653

Three months ended September 30, 2018	Product revenue	Service revenue (maintenance)	Service revenue (professional services)	Total revenue
United States	$49,699	$34,065	$9,040	$92,804
Europe, Middle East and Africa	10,380	11,504	2,169	24,053
Japan	3,588	2,882	503	6,973
Other Asia Pacific	6,959	3,551	906	11,416
Other	6,657	8,154	2,411	17,222
	$77,283	$60,156	$15,029	$152,468

Nine months ended September 30, 2019	Product revenue	Service revenue (maintenance)	Service revenue (professional services)	Total revenue
United States	$114,525	$99,281	$26,919	$240,725
Europe, Middle East and Africa	32,215	31,016	8,699	71,930
Japan	9,637	8,805	4,223	22,665
Other Asia Pacific	13,580	11,467	3,524	28,571
Other	10,734	22,462	4,915	38,111
	$180,691	$173,031	$48,280	$402,002

Nine months ended September 30, 2018	Product revenue	Service revenue (maintenance)	Service revenue (professional services)	Total revenue
United States	$109,977	$98,354	$25,535	$233,866
Europe, Middle East and Africa	29,807	35,550	8,157	73,514
Japan	16,128	8,431	2,296	26,855
Other Asia Pacific	21,970	8,905	3,185	34,060
Other	14,055	23,049	5,610	42,714
	$191,937	$174,289	$44,783	$411,009

The Company's product revenue from indirect sales through its channel partner program and from its direct sales program for the three and nine months ended September 30, 2019 and 2018 was as follows (in thousands):

RIBBON COMMUNICATIONS INC.
Notes to Condensed Consolidated Financial Statements (Continued)
(unaudited)

	Three months ended		Nine months ended
	September 30, 2019	September 30, 2018	September 30, 2019	September 30, 2018
Indirect sales through channel partner program	$21,537	$26,309	$69,380	$42,151
Direct sales	39,615	50,974	111,311	149,786
	$61,152	$77,283	$180,691	$191,937

The Company's product revenue from sales to enterprise customers and from sales to service provider customers for the three and nine months ended September 30, 2019 and 2018 was as follows (in thousands):

	Three months ended		Nine months ended
	September 30, 2019	September 30, 2018	September 30, 2019	September 30, 2018
Sales to enterprise customers	$17,458	$23,581	$47,295	$37,534
Sales to service provider customers	43,694	53,702	133,396	154,403
	$61,152	$77,283	$180,691	$191,937

Revenue Contract Balances

The timing of revenue recognition, billings and cash collections results in billed accounts receivable; unbilled receivables, which are contract assets; and customer advances and deposits, which are contract liabilities, in the Company's condensed consolidated balance sheets. Amounts are billed as work progresses in accordance with agreed-upon contractual terms, either at periodic intervals or upon achievement of contractual milestones. Completion of services and billing may occur subsequent to revenue recognition, resulting in contract assets. The Company may receive advances or deposits from its customers before revenue is recognized, resulting in contract liabilities that are classified as deferred revenue. These assets and liabilities are reported in the Company's condensed consolidated balance sheets on a contract-by-contract basis as of the end of each reporting period. Changes in the contract asset and liability balances during the nine months ended September 30, 2019 were not materially impacted by any factors other than billing and revenue recognition. Nearly all of the Company's deferred revenue balance is related to services revenue, primarily customer support contracts. Unbilled receivables stem primarily from engagements where services have been performed; however, billing cannot occur until services are completed.

In some arrangements, the Company allows customers to pay for term-based software licenses and products over the term of the software license. The Company also sells SaaS-based software under subscription arrangements, with payment terms over the term of the SaaS agreement. Amounts recognized as revenue in excess of amounts billed are recorded as unbilled receivables. Unbilled receivables that are anticipated to be invoiced in the next twelve months are included in Accounts receivable on the Company's condensed consolidated balance sheets. The changes in the Company's accounts receivable, unbilled receivables and deferred revenue balances for the nine months ended September 30, 2019 were as follows (in thousands):

	Accounts receivable	Unbilled accounts receivable	Deferred revenue (current)	Deferred revenue (long-term)
Balance at January 1, 2019	$174,310	$13,543	$105,087	$17,572
Increase (decrease), net	(32,533)	7,644	(21,664)	1,115
Balance at September 30, 2019	$141,777	$21,187	$83,423	$18,687

The Company recognized approximately $80 million of revenue in the nine months ended September 30, 2019 that was recorded as deferred revenue at December 31, 2018. The Company recognized approximately $79 million of revenue in the nine months ended September 30, 2018 that was recorded as deferred revenue at December 31, 2017. Of the Company's deferred revenue reported as long-term in its condensed consolidated balance sheet at September 30, 2019, the Company

RIBBON COMMUNICATIONS INC.
Notes to Condensed Consolidated Financial Statements (Continued)
(unaudited)

expects that approximately $5 million will be recognized as revenue in 2020, approximately $8 million will be recognized as revenue in 2021 and approximately $6 million will be recognized as revenue in 2022 and beyond.

All freight-related customer invoicing is recorded as revenue, while the shipping and handling costs that occur after control of the promised goods or services transfer to the customer are reported as fulfillment costs, a component of Cost of revenue - product in the Company's condensed consolidated statements of operations.

Deferred Commissions Cost

Sales commissions earned by the Company's employees are considered incremental and recoverable costs of obtaining a contract with a customer. Expense related to commission payments has been deferred on our condensed consolidated balance sheet and is being amortized over the expected life of the customer contract, which averages five years. At both September 30, 2019 and December 31, 2018, the Company had $2.7 million of deferred sales commissions capitalized.

(11) COMMON STOCK REPURCHASES

In the second quarter of 2019, the Board approved a stock repurchase program (the "Repurchase Program") pursuant to which the Company may repurchase up to $75 million of the Company's common stock prior to April 18, 2021. Repurchases under the Repurchase Program may be made in the open market, in privately negotiated transactions or otherwise, with the amount and timing of repurchases depending on market conditions and corporate discretion. The Repurchase Program does not obligate the Company to acquire any particular amount of common stock and may be extended, modified, suspended or discontinued at any time at the Board's discretion. The stock repurchases are being funded using the Company's working capital. During the nine months ended September 30, 2019, the Company spent $4.5 million, including transaction fees, to repurchase and retire 1.0 million shares of its common stock under the Repurchase Program. No shares were repurchased during the three months ended September 30, 2019. At September 30, 2019, the Company had $70.5 million remaining under the Repurchase Program for future repurchases.

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

RIBBON COMMUNICATIONS INC.
Notes to Condensed Consolidated Financial Statements (Continued)
(unaudited)

2002 Stock Option Plan

In connection with the Edgewater Acquisition, the Company assumed Edgewater's Amended and Restated 2002 Stock Option Plan (the "Edgewater Plan") to the extent of the shares underlying the options outstanding under the Edgewater Plan as of the Edgewater Acquisition Date (the "Edgewater Options"). The Edgewater Options were converted to Ribbon stock options (the "Ribbon Replacement Options") using a conversion factor of 0.17, which was calculated based on the acquisition consideration of $1.20 per share of Edgewater common stock divided by the weighted average of the closing price of Ribbon common stock for ten consecutive days, ending with the trading day that preceded the Edgewater Acquisition Date. This conversion factor was also used to convert the exercise prices of Edgewater Options to Ribbon Replacement Option exercise prices. The Ribbon Replacement Options are vesting under the same schedules as the respective Edgewater Options.

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

The number of shares earned by each of the 23 participants in the Stock Bonus Election Program was calculated by multiplying such participant's 2018 Bonus by the applicable Elected Percentage (plus the amount attributable to Uplift Shares, if applicable) and dividing the resulting amount by $4.97, the closing price of the Company's common stock on March 8, 2019, the date of the company-wide cash bonus payments. The Company granted 198,949 shares in the aggregate in connection with the 2018 Bonus Shares on March 15, 2019, and such shares were fully vested on the date of grant. However, notwithstanding that each such share of common stock was fully vested, each participant in the Stock Bonus Election Program was contractually restricted from trading the 2018 Bonus Shares for five months after the date of grant. Both the grant and vesting of the 2018 Bonus Shares are included in the RSU table below.

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

Each executive's Performance PSU grant is comprised of three consecutive fiscal year performance periods from 2019 through 2021 (each, a "Fiscal Year Performance Period"), with one-third of the Performance PSUs attributable to each Fiscal Year Performance Period. The number of shares that will vest for each Fiscal Year Performance Period will be based on the achievement of certain metrics related to the Company's financial performance for the applicable year on a standalone basis (each, a "Fiscal Year Performance Condition"). In the third quarter of 2019, the Company adjusted the 2019 Performance PSU goals to reflect the changes to the Company's calculation of certain metrics. There was no incremental expense in connection

RIBBON COMMUNICATIONS INC.
Notes to Condensed Consolidated Financial Statements (Continued)
(unaudited)

with this modification. The Company's achievement of the 2019 Fiscal Year Performance Conditions (and the number of shares of Company common stock to vest as a result thereof) will be measured on a linear sliding scale in relation to specific threshold, target and stretch performance conditions. The Company is recording stock-based compensation expense for the Performance PSUs based on its assessment of the probability that each performance condition will be achieved and the level, if any, of such achievement. As of September 30, 2019, the Company determined that the grant date criteria for the 2020 and 2021 Fiscal Year Performance Periods had not been met, as the 2020 and 2021 Fiscal Year Performance Conditions had not been established by the Company. Accordingly, the stock-based compensation expense recorded in the nine months ended September 30, 2019 in connection with the Performance PSUs is related only to those PSUs with 2019 Fiscal Year Performance Conditions. The Compensation Committee will determine the number of shares earned, if any, after the Company's financial results for each Fiscal Year Performance Period are finalized. Upon the determination by the Compensation Committee of the number of shares that will be received upon vesting of the Performance PSUs, such number of shares will become fixed and the unamortized expense will be recorded through the remainder of the service period that ends March 15, 2022, at which time the total Performance PSUs earned, if any, will vest, pending each executive's continued employment with the Company through that date. The number of shares of common stock to be achieved upon vesting of the Performance PSUs will in no event exceed 200% of the Performance PSUs. Shares subject to the Performance PSUs that fail to be earned will be forfeited.

The Market PSUs have one three-year performance period which will end on December 31, 2021 (the "Market Performance Period"). The number of shares subject to the Market PSUs that will vest, if any, on March 15, 2022, will be dependent upon the Company's total shareholder return ("TSR") compared with the TSR of the companies included in the Nasdaq Telecommunications Index for the same Market Performance Period, measured by the Compensation Committee after the Market Performance Period ends. The shares determined to be earned will vest on March 15, 2022, pending each executive's continued employment with the Company through that date. The number of shares of common stock to be achieved upon vesting of the Market PSUs will in no event exceed 200% of the Market PSUs. Shares subject to the Market PSUs that fail to be earned will be forfeited.

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

2017 PSU Grants. On March 31, 2017, the Company granted an aggregate of 165,000 PSUs with both market and service conditions to five of its executives (the "2017 PSUs"). The terms of each PSU grant were such that up to one-third of the shares subject to the respective PSU grant would vest, if at all, on each of the respective first, second and third anniversaries of the date of grant, depending on the Company's TSR compared with the TSR of the companies included in the Nasdaq Telecommunications Index for the same fiscal year, measured by the Compensation Committee after each of the fiscal years as defined by each grant (each, a "Performance Period"). The shares determined to be earned would vest on the anniversary of the grant date following each Performance Period. Shares subject to the PSUs that failed to be earned would be forfeited. In March 2018, the Compensation Committee determined that the performance metrics for the 2017 PSUs for the 2017 Performance Period had been achieved at the 130% level and accordingly, 33,584 shares in the aggregate were released to the three executives holding such outstanding grants, comprised of 25,834 shares, representing the 100% achievement target, granted on March 31, 2017 and 7,750 shares, representing the 30% achievement over target, granted on March 31, 2018. In February 2019, the Compensation Committee determined that the performance metrics for the 2017 PSUs for the 2018 Performance Period had been achieved at the 61.4% level and accordingly, 9,466 were released to the three executives holding such outstanding grants on March 31, 2019. The shares that failed to be earned for the 2018 Performance Period, aggregating 5,950 shares, were forfeited. Accordingly, at September 30, 2019, there were no remaining unvested 2017 PSUs outstanding. The release and forfeiture of the shares related to the 2018 Performance Period are included in the PSU table below.

RIBBON COMMUNICATIONS INC.
Notes to Condensed Consolidated Financial Statements (Continued)
(unaudited)

Accounting for PSUs with Market Conditions. PSUs that include a market condition require the use of a Monte Carlo simulation approach to model future stock price movements based upon the risk-free rate of return, the date of return, the volatility of each entity and the pair-wise covariance between each entity. These results are then used to calculate the grant date fair values of the respective PSUs. The Company is required to record expense for the PSUs with market conditions through their respective final vesting dates, regardless of the number of shares that are ultimately earned. During the three months ended June 30, 2019, the Company completed the analysis required to determine the grant date fair value of the Market PSUs, determining that such value was $7.24 per share, and the Company recorded nominal incremental stock-based compensation expense to account for the adjustment to the grant date fair value of the Market PSUs from the prior quarter. The adjusted grant date fair value of the Market PSUs is reflected in the PSU activity reported in the PSU table below.

Stock Options

The activity related to the Company's outstanding stock options for the nine months ended September 30, 2019 was as follows:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value (in thousands)
Outstanding at January 1, 2019	582,061	$9.01
Granted	—	$—
Exercised	(126,015)	$1.85
Forfeited	(38,666)	$2.55
Expired	(109,757)	$12.15
Outstanding at September 30, 2019	307,623	$11.63	5.12	$416
Vested or expected to vest at September 30, 2019	302,858	$11.78	5.07	$399
Exercisable at September 30, 2019	260,793	$13.35	4.67	$240

Additional information regarding the Company's stock options for the three and nine months ended September 30, 2019 was as follows (in thousands):

	Three months ended	Nine months ended
	September 30, 2019	September 30, 2019
Total intrinsic value of stock options exercised	$59	$456
Cash received from the exercise of stock options	$43	$233

Restricted Stock Awards and Units

The activity related to the Company's RSAs for the nine months ended September 30, 2019 was as follows:

	Shares	Weighted Average Grant Date Fair Value
Unvested balance at January 1, 2019	1,508,011	$6.90
Granted	—	$—
Vested	(866,650)	$6.92
Forfeited	(45,244)	$7.04
Unvested balance at September 30, 2019	596,117	$6.85

RIBBON COMMUNICATIONS INC.
Notes to Condensed Consolidated Financial Statements (Continued)
(unaudited)

The activity related to the Company's RSUs for the nine months ended September 30, 2019 was as follows:

	Shares	Weighted Average Grant Date Fair Value
Unvested balance at January 1, 2019	636,300	$6.52
Granted	2,805,132	$4.99
Vested	(430,316)	$6.07
Forfeited	(116,794)	$5.37
Unvested balance at September 30, 2019	2,894,322	$5.16

The total grant date fair value of shares of restricted stock granted under RSAs and RSUs that vested during the nine months ended September 30, 2019 was $8.6 million.

Performance-Based Stock Units

The activity related to the Company's PSUs for the nine months ended September 30, 2019 was as follows:

	Shares	Weighted Average Grant Date Fair Value
Unvested balance at January 1, 2019	210,416	$5.77
Granted	872,073	$6.03
Vested	(9,466)	$8.55
Forfeited	(5,950)	$8.55
Unvested balance at September 30, 2019	1,067,073	$5.94

The total grant date fair value of shares of restricted stock granted under PSUs that vested during the nine months ended September 30, 2019 was $0.1 million.

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

In May 2017, the Compensation Committee determined to suspend all offering periods under the ESPP, effective September 1, 2017, until such time after the Merger Date as the Compensation Committee determined was best in its sole discretion. The Board voted to re-implement the ESPP effective December 1, 2018 for employees in certain geographic regions, with the first purchase date of the re-implemented ESPP completed on May 31, 2019. The ESPP will expire on May 20, 2020.

Stock-Based Compensation

The condensed consolidated statements of operations include stock-based compensation for the three and nine months ended September 30, 2019 and 2018 as follows (in thousands):

RIBBON COMMUNICATIONS INC.
Notes to Condensed Consolidated Financial Statements (Continued)
(unaudited)

	Three months ended		Nine months ended
	September 30, 2019	September 30, 2018	September 30, 2019	September 30, 2018
Product cost of revenue	$26	$21	$62	$91
Service cost of revenue	124	65	367	264
Research and development	521	313	1,359	1,364
Sales and marketing	721	585	2,265	1,944
General and administrative	1,093	1,532	4,101	3,758
	$2,485	$2,516	$8,154	$7,421

There was no income tax benefit for employee stock-based compensation expense for the nine months ended September 30, 2019 or 2018 due to the valuation allowance recorded.

At September 30, 2019, there was $9.1 million, net of expected forfeitures, of unrecognized stock-based compensation expense related to unvested stock options, awards and units and the ESPP. This expense is expected to be recognized over a weighted average period of approximately two years.

(13) MAJOR CUSTOMERS

The following customers contributed 10% or more of the Company's revenue in the three and nine months ended September 30, 2019 and 2018:

	Three months ended		Nine months ended
	September 30, 2019	September 30, 2018	September 30, 2019	September 30, 2018
AT&T Inc.	16%	12%	12%	10%
Verizon Communications Inc.	15%	13%	17%	15%

At September 30, 2019, three customers accounted for 10% or more of the Company's accounts receivable balance, representing approximately 42% in the aggregate of the Company's total accounts receivable. At December 31, 2018, two customers accounted for 10% or more of the Company's accounts receivable balance, representing approximately 32% in the aggregate of total accounts receivable. The Company performs ongoing credit evaluations of its customers and generally does not require collateral on accounts receivable. The Company maintains an allowance for doubtful accounts and such losses have been within management's expectations.

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

RIBBON COMMUNICATIONS INC.
Notes to Condensed Consolidated Financial Statements (Continued)
(unaudited)

On April 29, 2019, the Company repaid in full all outstanding amounts under the Promissory Note, aggregating $24.7 million. The Company did not incur any early termination penalties in connection with this repayment.

(15) INCOME TAXES

The Company's income tax provisions for the nine months ended September 30, 2019 and 2018 reflect the Company's estimates of the effective rates expected to be applicable for the respective full years, adjusted for any discrete events, which are recorded in the period that they occur. These estimates are reevaluated each quarter based on the Company's estimated tax expense for the full year. The estimated effective rates for the nine months ended September 30, 2019 and 2018 do not include any expense or benefit for the Company's domestic or Ireland operations, since the Company concluded that a valuation allowance was required for both jurisdictions.

(16) LEASES

The Company has operating and finance leases for corporate offices, research and development facilities, and certain equipment. Operating leases are reported separately in the Company's condensed consolidated balance sheet at September 30, 2019. Assets acquired under finance leases are included in Property and equipment, net, in the condensed consolidated balance sheets at September 30, 2019 and December 31, 2018.

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

Right-of-use assets and lease liabilities are initially measured based on the present value of the future minimum fixed lease payments (i.e., fixed payments in the lease contract) over the lease term at the commencement date. As many of the Company's leases do not have a readily determinable implicit rate, the Company typically uses its incremental borrowing rate based on the information available at the commencement date in determining the present value of future minimum fixed lease payments. The Company calculates its incremental borrowing rate to reflect the interest rate that it would have to pay to borrow on a collateralized basis an amount equal to the lease payments in a similar economic environment over a similar term and considers its historical borrowing activities and market data from entities with comparable credit ratings in this determination. The measurement of the right-of-use asset also includes any lease payments made prior to the commencement date (excluding any lease incentives) and initial direct costs incurred. The Company assessed its right-of-use assets for impairment as of September 30, 2019 and determined no impairment has occurred.

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

In connection with the 2019 Restructuring Initiative, certain lease assets related to facilities will be partially or fully vacated as the Company consolidates its facilities. The Company has no plans to enter into sublease agreements for certain

RIBBON COMMUNICATIONS INC.
Notes to Condensed Consolidated Financial Statements (Continued)
(unaudited)

facilities. The Company ceased use of these facilities in the third quarter of 2019. Accordingly, the Company accelerated the amortization of the associated lease assets through the planned cease-use date of each facility, resulting in additional amortization expense of $0.6 million and $3.5 million in the three and nine months ended September 30, 2019, respectively. The Company also recorded a liability of $0.9 million and $1.0 million in the three and nine months ended September 30, 2019, respectively, for all future anticipated variable lease costs related to these facilities. This incremental accelerated amortization and estimated future variable lease costs are included in Restructuring and related expense in the Company's condensed consolidated statements of operations, as applicable, for the three and nine months ended September 30, 2019. The Company may incur additional future expense if it is unable to sublease other locations included in the Facilities Initiative.

The Company leases its corporate offices and other facilities under operating leases, which expire at various times through 2029. The Company's corporate headquarters is located in a leased facility in Westford, Massachusetts, consisting of 97,500 square feet under a lease that expires in August 2028. The Company's finance leases primarily consist of equipment.

The Company's right-of-use lease assets and lease liabilities at September 30, 2019 and December 31, 2018 were as follows (in thousands):

	Classification	September 30, 2019	December 31, 2018
Assets
Operating lease assets	Operating lease right-of-use assets	$37,132	$—
Finance lease assets*	Property and equipment, net	1,362	2,104
Total leased assets		$38,494	$2,104

Liabilities
Current
Operating	Operating lease liabilities	$7,568	$—
Finance	Accrued expenses and other	1,026	1,039
Noncurrent
Operating	Operating lease liabilities, net of current	37,600	—
Finance	Other long-term liabilities	1,096	1,324
Total lease liabilities		$47,290	$2,363

* Finance lease assets were recorded net of accumulated depreciation of $1.6 million and $0.9 million at September 30, 2019 and December 31, 2018, respectively, and were reported as capital lease assets prior to the Company's adoption of ASC 842.

The components of lease expense for the three and nine months ended September 30, 2019 were as follows (in thousands):

	Three months ended	Nine months ended
	September 30, 2019	September 30, 2019

Operating lease cost*	$2,988	$11,063
Finance lease cost
Amortization of leased assets	244	732
Interest on lease liabilities	90	210
Short-term lease cost	4,777	14,183
Variable lease costs (costs excluded from minimum fixed lease payments)**	1,727	2,932
Net lease cost	$9,826	$29,120

* Operating lease cost for the three and nine months ended September 30, 2019 includes $0.6 million and $3.5 million, respectively, of accelerated amortization for certain assets partially or fully vacated in 2019 with no intent or ability to sublease.

RIBBON COMMUNICATIONS INC.
Notes to Condensed Consolidated Financial Statements (Continued)
(unaudited)

** Variable lease costs for the three and nine months ended September 30, 2019 include a $0.9 million accrual for all future estimated variable expenses related to certain assets partially or fully vacated in 2019 with no intent or ability to sublease.

The Company elected to use the alternative transition method, which allows entities to initially apply ASC 842 at the adoption date with no subsequent adjustments to prior period lease costs for comparability. As a result, operating leases in periods prior to the Company's adoption of ASC 842 were not recorded on the condensed consolidated balance sheet. Prior to the adoption of ASC 842, rent expense (including any escalation clauses, free rent and other lease concessions) on operating leases was recognized on a straight-line basis over the minimum lease term, and this remains consistent with the Company's application of ASC 842. Rent expense for operating leases was $2.8 million and $8.8 million for the three and nine months ended September 30, 2018, respectively. Interest expense for finance leases was approximately $13,000 and $49,000 for the three and nine months ended September 30, 2018, respectively. Amortization expense for finance leases was $0.1 million and $0.3 million for the three and nine months ended September 30, 2018, respectively.

Other information related to the Company's leases as of and for the nine months ended September 30, 2019 was as follows (in thousands, except lease terms and percentages):

Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	$7,850
Operating cash flows from finance leases	$210
Financing cash flows from finance leases	$698
Weighted average remaining lease term (years)
Operating leases	6.87
Finance leases	2.11
Weighted average discount rate
Operating leases	6.54%
Finance leases	10.84%

Future minimum fixed lease payments under noncancelable leases at September 30, 2019 were as follows (in thousands):

	Operating	Finance
	leases	leases
Remainder of 2019	$2,621	$341
2020	9,866	1,178
2021	9,039	708
2022	7,314	144
2023	6,968	—
2024 and beyond	20,419	—
Total lease payments	56,227	2,371
Less: interest	(11,059)	(249)
Present value of lease liabilities	$45,168	$2,122

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

(17) COMMITMENTS AND CONTINGENCIES

Litigation Settlement

As previously disclosed, the Company was involved in six lawsuits (together, the "Lawsuits") with Metaswitch Networks Ltd., Metaswitch Networks Corp. and Metaswitch Inc. (together, "Metaswitch"). In five of the Lawsuits, the Company was the plaintiff and, in three of those five lawsuits, the Company was also a counterclaim defendant. In the sixth case, the Company was the defendant.

On April 22, 2019, the Company and Metaswitch agreed to a binding mediator's proposal that resolved the six Lawsuits between the Company and Metaswitch (the "Lawsuits"). The Company and Metaswitch signed a Settlement and Cross-License Agreement on May 29, 2019 (the "Royalty Agreement"). Pursuant to the terms of the Royalty Agreement, Metaswitch has agreed to pay the Company an aggregate amount of $63.0 million, which includes cash payments of $37.5 million during the second quarter of 2019 and $25.5 million payable in three installments annually, beginning June 26, 2020, with such installment payments accruing interest at a rate of 4% per year. As part of the Royalty Agreement, the Company and Metaswitch (i) have released the other from all claims and liabilities; (ii) have licensed each party's existing patent portfolio to the other party; and (iii) have requested the applicable courts to dismiss the Lawsuits.

The Company received $37.5 million of aggregate payments from Metaswitch in the second quarter of 2019 and recorded notes receivable for future payments of $25.5 million, comprised of $8.5 million in Other current assets and $17.0 million in Other assets in the condensed consolidated balance sheet at September 30, 2019. This activity is included in cash flows from operating activities in the condensed consolidated statement of cash flows for the nine months ended September 30, 2019. The gain from the settlement of $63.0 million is included in Other income (expense), net, in the Company's condensed consolidated statement of operations for the nine months ended September 30, 2019.

Contingencies

On November 8, 2018, Ron Miller, a purported stockholder of the Company, filed a Class Action Complaint (the "Miller Complaint") in the United States District Court for the District of Massachusetts (the "Massachusetts District Court") against the Company and three of its former officers (collectively, the "Defendants"), claiming to represent a class of purchasers of Sonus common stock during the period from January 8, 2015 through March 24, 2015 and alleging violations of the federal securities laws. Similar to a previous complaint entitled Sousa et al. vs. Sonus Networks, Inc. et al., which was dismissed with prejudice by an order dated June 6, 2017, the Miller Complaint claims that the Defendants made misleading forward-looking statements concerning Sonus' expected fiscal first quarter of 2015 financial performance, which statements were also the

RIBBON COMMUNICATIONS INC.
Notes to Condensed Consolidated Financial Statements (Continued)
(unaudited)

subject of an August 7, 2018 Securities and Exchange Commission Cease and Desist Order, whose findings the Company neither admitted nor denied. The Miller plaintiffs are seeking monetary damages.

After the Miller Complaint was filed, several parties filed and briefed motions seeking to be selected by the Massachusetts District Court to serve as a Lead Plaintiff in the action. On June 21, 2019, the Massachusetts District Court appointed a group as Lead Plaintiffs and the Lead Plaintiffs filed an amended complaint on July 19, 2019. On August 30, 2019, the Defendants filed a motion to dismiss the Miller Complaint and, on October 4, 2019, the Lead Plaintiffs filed an opposition to the motion to dismiss. The Defendants are expected to reply to such opposition on or before November 1, 2019.

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

As consideration for the Anova Acquisition, we issued 2.9 million shares of our common stock with a fair value of $15.2 million to Anova's sellers and equity holders on the Anova Acquisition Date and held back an additional 0.3 million shares of our common stock with a fair value of $1.7 million, some or all of which could be issued subject to post-closing adjustments (the "Anova Deferred Consideration"). The Anova Deferred Consideration is included as a component of Accrued expenses and other current liabilities in our condensed consolidated balance sheet at September 30, 2019.

The Anova Acquisition has been accounted for as a business combination and the financial results of Anova have been included in our consolidated financial statements for the period subsequent to the Anova Acquisition Date.

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

On February 15, 2019, we and the Edgewater Selling Stakeholders agreed to reduce the amount of Edgewater Deferred Consideration from $30 million to $21.9 million and agreed that all such deferred consideration would be payable on March 8, 2019. We paid the Edgewater Selling Stakeholders $21.9 million on March 8, 2019 and recorded the reduction to the Edgewater Deferred Consideration of $8.1 million in Other income, net, in our condensed consolidated statement of operations for the nine months ended September 30, 2019.

The Edgewater Acquisition has been accounted for as a business combination and the financial results of Edgewater have been included in our consolidated financial statements for the period subsequent to the Edgewater Acquisition Date.

Litigation Settlement

On April 22, 2019, we and Metaswitch agreed to a binding mediator's proposal that resolves the six previously disclosed lawsuits between the Company and Metaswitch (the "Lawsuits"). We and Metaswitch signed a Settlement and Cross-License Agreement on May 29, 2019 (the "Royalty Agreement"). Pursuant to the terms of the Royalty Agreement, Metaswitch agreed to pay us an aggregate amount of $63.0 million, which included cash payments of $37.5 million during the second quarter of 2019 and $25.5 million payable in three installments annually, beginning June 26, 2020, with such installment payments accruing interest at a rate of 4% per year. As part of the Royalty Agreement, we and Metaswitch (i) have released the other from all claims and liabilities; (ii) have licensed each party's existing patent portfolio to the other party; and (iii) have requested the applicable courts to dismiss the Lawsuits. We received $37.5 million of aggregate payments from Metaswitch in the second quarter of 2019 and recorded notes receivable for future payments of $25.5 million, comprised of $8.5 million in Other current assets and $17.0 million in Other assets in our condensed consolidated balance sheet at September 30, 2019. We recorded the $63.0 million gain in Other income, net, in our condensed consolidated statement of operations for the nine months ended September 30, 2019.

Financial Overview

Financial Results

We reported income from operations of approximately $3 million and a loss from operations of approximately $8 million for the three months ended September 30, 2019 and 2018, respectively. We reported losses from operations of approximately $41 million and $67 million for the nine months ended September 30, 2019 and 2018, respectively.

Our revenue was approximately $138 million and $152 million in the three months ended September 30, 2019 and 2018, respectively. Our revenue was approximately $402 million and $411 million in the nine months ended September 30, 2019 and 2018, respectively.

Our gross profit was approximately $79 million and $82 million in the three months ended September 30, 2019 and 2018, respectively. Our gross profit as a percentage of revenue ("total gross margin") was approximately 57% and 54% in the three months ended September 30, 2019 and 2018, respectively. Our gross profit was approximately $216 million and $213 million in the nine months ended September 30, 2019 and 2018, respectively. Our gross margin was approximately 54% and 52% in the nine months ended September 30, 2019 and 2018, respectively.

Our operating expenses were approximately $76 million and $90 million in the three months ended September 30, 2019 and 2018, respectively. Operating expenses for the three months ended September 30, 2019 included approximately $2 million of acquisition- and integration-related expense and approximately $2 million of restructuring and related expense. Operating expenses for the three months ended September 30, 2018 included approximately $6 million of acquisition- and integration-related expense and $2 million of restructuring and related expense.

Our operating expenses were approximately $257 million and $279 million in the nine months ended September 30, 2019 and 2018, respectively. Operating expenses for the nine months ended September 30, 2019 included approximately $7 million of acquisition- and integration-related expense and approximately $16 million of restructuring and related expense. Operating expenses for the nine months ended September 30, 2018 included approximately $14 million of acquisition- and integration-related expense and approximately $15 million of restructuring and related expense.

We recorded stock-based compensation expense of approximately $2 million and $3 million in the three months ended September 30, 2019 and 2018, respectively. We recorded stock-based compensation expense of approximately $8 million and $7 million in the nine months ended September 30, 2019 and 2018, respectively. These amounts are included as components of both Cost of revenue and Operating expenses in our condensed consolidated statements of operations.

See "Results of Operations" in this Management's Discussion and Analysis of Financial Condition and Results of Operations ("MD&A") for a discussion of the changes in our revenue and expenses for the three and nine months ended September 30, 2019 compared with the three and nine months ended September 30, 2018.

Restructuring and Cost Reduction Initiatives

In June 2019, we implemented a restructuring plan to further streamline our global footprint, improve our operations and enhance our customer delivery (the "2019 Restructuring Initiative"). The 2019 Restructuring Initiative includes facility consolidations, refinement of our research and development activities, and a reduction in workforce. In connection with this initiative, we expect to reduce our focus on hardware and appliance-based development over time and to increase our development focus on software virtualization, functional simplicity and important customer requirements. The facility consolidations under the 2019 Restructuring Initiative (the "Facilities Initiative") include a consolidation of our North Texas sites into a single campus, housing engineering, customer training and support, and administrative functions, as well as a reduction or elimination of certain excess and duplicative facilities worldwide. In addition, we intend to substantially consolidate our global software laboratories and server farms into two lower cost North American sites. We estimate that the 2019 Restructuring Initiative will reduce our cost footprint by approximately $25 million on an annualized basis once complete and that we will realize approximately $10 million of savings in 2019. However, we intend to reinvest our savings toward our software development efforts. We expect that the actions under the Facilities Initiative will be completed at the end of 2020. In connection with the 2019 Restructuring Initiative, we recorded restructuring expense and accrued approximately $8 million in the nine months ended September 30, 2019, comprised of approximately $2 million in the three months ended September 30, 2019 and approximately $6 million in the three months ended June 30, 2019. The amount recorded in the three months ended September 30, 2019 was comprised of approximately $1 million for severance and related costs for approximately 20 employees and approximately $1 million for variable and other facilities-related costs. The amount recorded in the three months ended June 30, 2019 was primarily for severance and related costs for approximately 110 employees. We expect that nearly all of this amount will be paid by the end of 2019. We estimate that we will record nominal additional restructuring expense related to severance and related costs under the 2019 Restructuring Initiative in the remainder of 2019. We may incur additional future expense if we are unable to sublease other locations included in the Facilities Initiative.

Accelerated rent amortization is recognized from the date that we commence the plan to fully or partially vacate a facility, for which there is no intent or ability to enter into a sublease, through the final vacate date. We recorded approximately $1 million and $4 million of accelerated rent amortization in the three and nine months ended September 30, 2019, respectively, as components of Restructuring and related expense. We continue to evaluate our properties included in the Facilities Initiative for accelerated amortization and/or right-of-use asset impairment.

In connection with the Merger, we implemented a restructuring plan in the fourth quarter of 2017 to eliminate certain redundant positions and facilities within the combined companies (the "Merger Restructuring Initiative"). In connection with this initiative, we recorded restructuring and related expense of approximately $5 million in the nine months ended September 30, 2019, comprised of nominal expense in the three months ended June 30, 2019 and approximately $5 million in the three months ended March 31, 2019, primarily for severance and related costs for approximately 40 employees. We recorded approximately $14 million of restructuring and related expense in the nine months ended September 30, 2018 in connection with this initiative, comprised of approximately $2 million, $5 million and $7 million in the three months ended September 30, 2018, June 30, 2018 and March 31, 2018, respectively. The amounts recorded in both the three and nine months ended September 30, 2018 were primarily for severance and related costs. We anticipate recording nominal future expense in connection with this initiative as we continue to combine the two businesses and benefit from operational synergies.

In connection with the adoption of ASC 842, which was effective for us on January 1, 2019, we wrote off the remaining restructuring accrual related to facilities under ASC 842. We expect that the amount accrued at September 30, 2019 for severance will be paid by the end of the first half of 2020.

Critical Accounting Policies and Estimates

Management's discussion and analysis of financial condition and results of operations is based upon our condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP"). The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. We base our estimates and judgments on historical experience, knowledge of current conditions and beliefs of what could occur in the future given available information. We consider the following accounting policies to be both those most important to the portrayal of our financial condition and those that require the most subjective judgment: revenue recognition, valuation of inventory, loss contingencies and reserves, stock-based compensation, business combinations, goodwill and intangible assets, accounting for leases and accounting for income taxes. If actual results differ significantly from management's estimates and projections, there could be a material effect on our condensed consolidated financial statements. With the exception of our lease accounting policy below, there were no significant changes to our critical accounting policies from December 31, 2018 through September 30, 2019.

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

Right-of-use assets and lease liabilities are initially measured based on the present value of the future minimum fixed lease payments (i.e., fixed payments in the lease contract) over the lease term at the commencement date. As many of our leases do not have a readily determinable implicit rate, we typically use our incremental borrowing rate based on the information available at the commencement date in determining the present value of future minimum fixed lease payments. We calculate our incremental borrowing rate to reflect the interest rate that we would have to pay to borrow on a collateralized basis an amount equal to the lease payments in a similar economic environment over a similar term and consider our historical borrowing activities and market data from entities with comparable credit ratings in this determination. The measurement of the right-of-use asset also includes any lease payments made prior to the commencement date (excluding any lease incentives) and initial direct costs incurred. We assessed our right-of-use assets for impairment as of September 30, 2019 and determined no impairment has occurred.

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

Results of Operations

Three and nine months ended September 30, 2019 and 2018

Revenue. Revenue for the three and nine months ended September 30, 2019 and 2018 was as follows (in millions, except percentages):

	Three months ended		Increase (decrease) from prior year
	September 30, 2019	September 30, 2018	$	%
Product	$61.2	$77.3	$(16.1)	(20.9)%
Service	76.5	75.2	1.3	1.8%
Total revenue	$137.7	$152.5	$(14.8)	(9.7)%

	Nine months ended		Increase (decrease) from prior year
	September 30, 2019	September 30, 2018	$	%
Product	$180.7	$191.9	$(11.2)	(5.9)%
Service	221.3	219.1	2.2	1.0%
Total revenue	$402.0	$411.0	$(9.0)	(2.2)%

Our product revenue is generated from sales of software with attached appliances, software licenses and software subscription fees. Certain of our products may be included in more than one of our solutions (i.e., session solutions, network transformation solutions, and applications and security solutions), depending upon the configuration of the individual customer solutions sold. Our software with attached appliances and software license revenues are primarily comprised of our media gateway, call controller, signaling, virtual mobile core and management (i.e., analytics, assurance, billing, etc.) products. Our software subscription fees revenue is primarily comprised of sales of our UC-related (i.e., application server, media server, etc.), Kandy Cloud and Ribbon Protect products. Each of our solutions portfolios addresses both the service provider and enterprise markets and are sold through both our direct sales program and from indirect sales through our channel partner program.

The decrease in product revenue in the three months ended September 30, 2019 compared with the three months ended September 30, 2018 was primarily due to lower sales of software with attached appliances. The decrease in product revenue in the nine months ended September 30, 2019 compared with the nine months ended September 30, 2018 was primarily the result of approximately $23 million of lower revenue from software with attached appliances, partially offset by approximately $12 million of higher sales of our software licenses and subscriptions.

Revenue from indirect sales through our channel partner program was approximately 35% and 34% of our product revenue in the three months ended September 30, 2019 and 2018, respectively. Approximately 38% and 22% of our product revenue was from indirect sales through our channel partner program in the nine months ended September 30, 2019 and 2018, respectively. The increase in revenue from indirect sales through our channel partner program as a percentage of product revenue in both the three and nine months ended September 30, 2019 compared to the same prior year periods was primarily attributable to the acquisition of Edgewater, which has historically recognized a higher percentage of revenue from indirect sales.

Our product revenue from sales to enterprise customers was approximately 29% and 31% of our product revenue in the three months ended September 30, 2019 and 2018, respectively. Our product revenue from sales to enterprise customers was approximately 26% and 20% of our product revenue in the nine months ended September 30, 2019 and 2018, respectively. These sales were made both through our direct sales team and indirect sales channel partners. The increase in revenue from sales to enterprise customers as a percentage of product revenue in the nine months ended September 30, 2019 compared to the nine months ended September 30, 2018 was primarily due to the acquisition of Edgewater, which has historically recognized a higher percentage of revenue from sales to enterprise customers.

The timing of the completion of customer projects and revenue recognition criteria satisfaction may cause our product revenue to fluctuate from one period to the next.

Service revenue is primarily comprised of appliance and software maintenance and support (“maintenance revenue”) and network design, installation and other professional services (“professional services revenue”).

Service revenue for the three and nine months ended September 30, 2019 and 2018 was comprised of the following (in millions, except percentages):

	Three months ended		Increase (decrease) from prior year
	September 30, 2019	September 30, 2018	$	%
Maintenance	$58.9	$60.2	$(1.3)	(2.1)%
Professional services	17.6	15.0	2.6	17.1%
	$76.5	$75.2	$1.3	1.8%

	Nine months ended		Increase (decrease) from prior year
	September 30, 2019	September 30, 2018	$	%
Maintenance	$173.0	$174.3	$(1.3)	(0.7)%
Professional services	48.3	44.8	3.5	7.8%
	$221.3	$219.1	$2.2	1.0%

Our service revenue was relatively flat in both the three and nine months ended September 30, 2019 compared to the same prior year periods, primarily due to industry consolidation and the resulting pricing pressure, offset by the sale of new software products under maintenance support.

The following customers contributed 10% or more of our revenue in the three and nine months ended September 30, 2019 and 2018:

	Three months ended		Nine months ended
Customer	September 30, 2019	September 30, 2018	September 30, 2019	September 30, 2018
AT&T Inc.	16%	12%	12%	10%
Verizon Communications Inc.	15%	13%	17%	15%

Revenue earned from customers domiciled outside the United States was approximately 36% and 39% of revenue in the three months ended September 30, 2019 and 2018, respectively, and approximately 40% and 43% of revenue in the nine months ended September 30, 2019 and 2018, respectively. Due to the timing of project completions, we expect that the domestic and international components as a percentage of revenue may fluctuate from quarter to quarter and year to year.

Our deferred product revenue was approximately $5 million and $14 million at September 30, 2019 and December 31, 2018, respectively. Our deferred service revenue was approximately $97 million and $108 million at September 30, 2019 and December 31, 2018, respectively. Our deferred revenue balance may fluctuate because of the timing of revenue recognition, customer payments, maintenance contract renewals, contractual billing rights and maintenance revenue deferrals included in multiple element arrangements.

We expect that our total revenue in 2019 will decrease slightly compared with our 2018 total revenue.

Cost of Revenue/Gross Margin. Our cost of revenue consists primarily of amounts paid to third-party manufacturers for purchased materials and services, royalties and manufacturing and services personnel and related costs. Our cost of revenue and gross margins for the three and nine months ended September 30, 2019 and 2018 were as follows (in millions, except percentages):

	Three months ended		Decrease from prior year
	September 30, 2019	September 30, 2018	$	%
Cost of revenue
Product	$31.5	$38.9	$(7.4)	(19.1)%
Service	27.3	31.3	(4.0)	(12.9)%
Total cost of revenue	$58.8	$70.2	$(11.4)	(16.3)%
Gross margin
Product	48.5%	49.7%
Service	64.3%	58.3%
Total gross margin	57.3%	53.9%

	Nine months ended		Decrease from prior year
	September 30, 2019	September 30, 2018	$	%
Cost of revenue
Product	$101.1	$102.2	$(1.1)	(1.1)%
Service	84.8	96.2	(11.4)	(11.9)%
Total cost of revenue	$185.9	$198.4	$(12.5)	(6.3)%
Gross margin
Product	44.1%	46.8%
Service	61.7%	56.1%
Total gross margin	53.8%	51.7%

The decrease in product gross margin in the three months ended September 30, 2019 compared with the three months ended September 30, 2018 was primarily attributable to the impact of our lower product revenue on our fixed costs, which decreased our product gross margin by approximately three percentage points. This decrease was partially offset by our lower direct material costs resulting from the higher software content of our current sales as a percentage of total product revenue, coupled with the impact of our restructuring and cost reduction initiatives, which increased our product gross margin in the aggregate by approximately two percentage points. Our purchases of materials and components were approximately $15 million and $21 million in the three months ended September 30, 2019 and 2018, respectively.

The decrease in product gross margin in the nine months ended September 30, 2019 compared with the nine months ended September 30, 2018 was primarily attributable to product and customer mix, which decreased our product gross margin by approximately three percentage points. Our purchases of materials and components were approximately $52 million in both the nine months ended September 30, 2019 and 2018.

We expect that our future purchases of materials and components will decrease as a result of the increase in software content of our products, both in absolute terms and as a percentage of revenue.

The increase in service gross margin in both the three and nine months ended September 30, 2019 compared to the same prior year periods was primarily due to lower direct costs resulting largely from our restructuring and cost reduction initiatives.

We believe that our total gross margin will increase in 2019 compared with 2018, primarily due to the expected higher software content as a percentage of our total revenue, coupled with the impact of our restructuring and integration cost reduction initiatives.

Research and Development Expenses. Research and development expenses consist primarily of salaries and related personnel expenses and prototype costs for the design, development, testing and enhancement of our products. Research and development expenses for the three and nine months ended September 30, 2019 and 2018 were as follows (in millions, except percentages):

			Decrease from prior year
	September 30, 2019	September 30, 2018	$	%
Three months ended	$34.2	$34.4	$(0.2)	(0.5)%
Nine months ended	$105.5	$109.1	$(3.6)	(3.3)%

The slight decrease in research and development expenses in the three months ended September 30, 2019 compared with the three months ended September 30, 2018 was primarily attributable to approximately $1 million of lower employee-related expenses, partially offset by net increases in other research and development expenses aggregating slightly less than $1 million.

The decrease in research and development expenses in the nine months ended September 30, 2019 compared with the nine months ended September 30, 2018 was primarily attributable to approximately $4 million of lower employee-related expenses.

Some aspects of our research and development efforts require significant short-term expenditures, the timing of which may cause significant variability in our expenses. We believe that rapid technological innovation is critical to our long-term success, and we are tailoring our investments to meet the requirements of our customers and market. We believe that our research and development expenses in 2019 will benefit from our ongoing restructuring and cost savings initiatives, partially offset by our increased investment in our software solutions and the impact of Edgewater's research and development expenses for the full year 2019.

Sales and Marketing Expenses. Sales and marketing expenses primarily consist of salaries and related personnel costs, commissions, travel and entertainment expenses, promotions, customer trial and evaluations inventory and other marketing and sales support expenses. Sales and marketing expenses for the three and nine months ended September 30, 2019 and 2018 were as follows (in millions, except percentages):

			Decrease from prior year
	September 30, 2019	September 30, 2018	$	%
Three months ended	$28.2	$31.5	$(3.3)	(10.4)%
Nine months ended	$87.2	$94.2	$(7.0)	(7.4)%

The decrease in sales and marketing expenses in the three months ended September 30, 2019 compared with the three months ended September 30, 2018 was primarily attributable to approximately $3 million of lower employee-related expenses, reflecting the impact on headcount from our cost reduction initiatives.

The decrease in sales and marketing expenses in the nine months ended September 30, 2019 compared with the nine months ended September 30, 2018 was primarily attributable to approximately $6 million of lower employee-related expenses, reflecting the impact on headcount from our cost reduction initiatives.

We believe that our sales and marketing expenses will decrease in 2019 compared with 2018, as we expect the inclusion of Edgewater's sales and marketing expenses for the full year 2019 will be offset by cost savings from our ongoing restructuring and cost savings initiatives.

General and Administrative Expenses. General and administrative expenses consist primarily of salaries and related personnel costs for executive and administrative personnel, and audit, legal and other professional fees. General and administrative expenses for the three and nine months ended September 30, 2019 and 2018 were as follows (in millions, except percentages):

			Decrease from prior year
	September 30, 2019	September 30, 2018	$	%
Three months ended	$9.7	$15.9	$(6.2)	(39.3)%
Nine months ended	$40.8	$46.6	$(5.8)	(12.3)%

The decrease in general and administrative expenses in the three months ended September 30, 2019 compared with the three months ended September 30, 2018 was primarily attributable to approximately $5 million of lower litigation and related net expenses and approximately $2 million of lower employee-related expenses.

The decrease in general and administrative expenses in the nine months ended September 30, 2019 compared with the nine months ended September 30, 2018 was primarily attributable to approximately $4 million of lower employee-related expenses and approximately $3 million of lower professional fees (i.e., legal, audit and outside services). These amounts were partially offset by approximately $3 million of higher net expense from litigation.

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

We recorded acquisition- and integration-related expenses of approximately $2 million and $7 million in the three and nine months ended September 30, 2019, respectively. The amount recorded in the three months ended September 30, 2019 was comprised of approximately $1 million of integration-related expense and slightly less than $1 million of acquisition-related expense for professional and services fees. The amount recorded in the nine months ended September 30, 2019 was comprised of approximately $4 million of integration-related expense and approximately $3 million of acquisition-related expense for professional and services fees. The acquisition-related expense in both the three and nine month periods ended September 30, 2019 was primarily related to our acquisition of Anova.

We recorded acquisition- and integration-related expense of approximately $6 million and $14 million in the three and nine months ended September 30, 2018, respectively, related to the Merger and the Edgewater Acquisition, as well as nominal amounts related to acquisitive activities. The amount recorded in the three months ended September 30, 2018 was comprised of approximately $3 million of acquisition-related expenses primarily related to the Merger and the Edgewater Acquisition and approximately $3 million of integration-related expense related to the Merger. The amount recorded in the nine months ended September 30, 2018 was comprised of approximately $7 million of acquisition-related expense primarily related to the Merger and the Edgewater Acquisition and approximately $7 million of integration-related expense related to the Merger.

We estimate that we will incur approximately $2 million of additional acquisition- and integration-related expense in the remainder of 2019.

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

We recorded restructuring and related expense of approximately $2 million and $16 million in the three and nine months ended September 30, 2019, respectively. We recorded restructuring and related expense of approximately $2 million and $15 million in the three and nine months ended September 30, 2018, respectively.

Although we have eliminated positions as part of our restructuring initiatives, we continue to hire in certain areas that we believe are important to our future growth. Restructuring and related expense is reported separately in the condensed consolidated statements of operations.

Interest Expense, Net. Interest income and interest expense for the three and nine months ended September 30, 2019 and 2018 were as follows (in millions, except percentages):

	Three months ended		Increase (decrease) from prior year
	September 30, 2019	September 30, 2018	$	%
Interest income	$0.3	$0.1	$0.2	200.0%
Interest expense	(1.0)	(1.5)	(0.5)	(33.3)%
	$(0.7)	$(1.4)	$(0.7)	(50.0)%

	Nine months ended		Increase from prior year
	September 30, 2019	September 30, 2018	$	%
Interest income	$0.3	$0.2	$0.1	50.0%
Interest expense	(3.7)	(3.0)	0.7	23.3%
	$(3.4)	$(2.8)	$0.6	21.4%

Interest income in the three and nine months ended September 30, 2019 primarily represents interest earned on the outstanding note receivable from Metaswitch in accordance with terms of the recently settled litigation. Interest expense in the three months ended September 30, 2019 primarily related to revolver and term borrowings under the New Credit Facility. Interest expense in the nine months ended September 30, 2019 primarily related to borrowings under our Credit Facility and the promissory note issued to certain of GENBAND's equity holders in connection with the Merger.

Interest income in the three and nine months ended September 30, 2018 represents interest earned on our cash equivalents and marketable securities. Interest expense in the three and nine months ended September 30, 2018 was primarily comprised of interest on the outstanding revolving credit facility balance and our long-term debt payable to a related party, amortization of debt issuance costs in connection with our credit facility and interest on capital lease obligations.

Other Income (Expense), Net. We recorded a gain of $63 million from the settlement of litigation with Metaswitch in the three months ended June 30, 2019 and a gain of approximately $8 million from the reduction of deferred purchase consideration in connection with the Edgewater Acquisition in the three months ended March 31, 2019. These gains were the primary components of our other income (expense), net, for the nine months ended September 30, 2019. Our other expense, net, for both the three and nine months ended September 30, 2018 was primarily comprised of expense related to foreign currency translation.

Income Taxes. We recorded provisions for income taxes of approximately $6 million and $3 million in the nine months ended September 30, 2019 and 2018, respectively. These amounts reflect our estimates of the effective rates expected to be applicable for the respective full fiscal years, adjusted for any discrete events, which are recorded in the period that they occur. These estimates are reevaluated each quarter based on our estimated tax rate for the full fiscal year. The estimated effective rates for the nine months ended September 30, 2019 and 2018 do not include any expense or benefit for our domestic or Ireland operations, since we concluded that a valuation allowance was required for both jurisdictions.

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

Liquidity and Capital Resources

Our condensed consolidated statements of cash flows are summarized as follows (in millions):

	Nine months ended
	September 30, 2019	September 30, 2018	Change
Net income (loss)	$20.3	$(75.0)	$95.3
Adjustments to reconcile net income (loss) to cash flows provided by (used in) operating activities	51.3	56.4	(5.1)
Changes in operating assets and liabilities	(49.0)	(5.0)	(44.0)
Net cash provided by (used in) operating activities	$22.6	$(23.6)	$46.2
Net cash used in investing activities	$(1.3)	$(33.4)	$32.1
Net cash (used in) provided by financing activities	$(24.7)	$36.2	$(60.9)

Our cash was approximately $40 million at September 30, 2019. Our cash, cash equivalents and marketable securities totaled approximately $51 million at December 31, 2018. We had cash held by our non-U.S. subsidiaries aggregating approximately $9 million and $11 million at September 30, 2019 and December 31, 2018, respectively. If we elected to repatriate all of the funds held by our non-U.S. subsidiaries as of September 30, 2019, we do not believe that the amounts of potential withholding taxes that would arise from the repatriation would have a material effect on our liquidity.

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

On April 29, 2019, we entered into a syndicated, amended and restated Credit Facility (the "New Credit Facility") with SVB, as lead agent. The New Credit Facility provides for a $50 million term loan facility that was advanced in full on April 29, 2019, and a $100 million revolving line of credit. The New Credit Facility also includes procedures for additional financial institutions to become syndicate lenders, or for any existing lender to increase its commitment under either the term loan facility or the revolving loan facility, subject to an aggregate increase of $75 million for all incremental commitments under the New Credit Facility. The New Credit Facility is scheduled to mature in 2024. At September 30, 2019, we had an outstanding term loan debt balance of approximately $49 million, an outstanding revolving line of credit balance of approximately $34 million, with a combined weighted average interest rate of 3.76%, and approximately $3 million of outstanding letters of credit at an average interest rate of 1.50%.

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

The New Credit Facility requires compliance with certain financial covenants, including a minimum consolidated quick ratio, minimum consolidated fixed cover charge coverage ratio and maximum consolidated leverage ratio, all of which are defined in the New Credit Facility and tested on a quarterly basis. We were in compliance with all covenants of the New Credit Facility at September 30, 2019.

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

In the second quarter of 2019, our Board of Directors (the "Board") approved a stock repurchase program pursuant to which we may repurchase up to $75 million of the Company's common stock prior to April 18, 2021. Repurchases under the program may be made in the open market, in privately negotiated transactions or otherwise, with the amount and timing of repurchases depending on the market conditions and corporate discretion. This program does not obligate us to acquire any particular amount of common stock and the program may be extended, modified, suspended or discontinued at any time at the Board's discretion. During the nine months ended September 30, 2019, we repurchased and retired 1.0 million shares of our common stock for a total purchase price of $4.5 million, including transaction fees. No shares were repurchased under this program during the three months ended September 30, 2019.

Our operating activities provided approximately $23 million of cash and used approximately $24 million of cash in the nine months ended September 30, 2019 and 2018, respectively.

Cash provided by operating activities in the nine months ended September 30, 2019 was primarily the result of our net income, lower accounts receivable and inventory, and our non-cash operating expenses. These amounts were partially offset by higher other operating assets and lower accounts payable, accrued expenses and other long-term liabilities, and deferred revenue balances, coupled with the reduction in the Edgewater Deferred Consideration. The increase in other operating assets was primarily due to the note receivable arising from the litigation settlement with Metaswitch. The decrease in accrued expenses and other long-term liabilities was primarily related to employee compensation and related costs and lower deferred purchase consideration. During the second quarter of 2019, we received approximately $37 million of cash from Metaswitch, which represents the first payment in accordance with the litigation settlement agreement. Our lower accounts receivable primarily reflected typical mid-year seasonality. Our net income, adjusted for non-cash operating activities, provided approximately $72 million of cash in the nine months ended September 30, 2019.

Cash used in operating activities in the nine months ended September 30, 2018 was primarily the result of our net loss, lower accrued expenses and other long-term liabilities, accounts payable and deferred revenue. These amounts were partially offset by lower accounts receivable, other operating assets and inventory, coupled with our non-cash operating expenses. The decrease in accrued expenses and other long-term liabilities was primarily related to employee compensation and related costs and our previously recorded restructuring initiatives, coupled with lower accruals for taxes and professional fees. Our lower accounts receivable primarily reflected typical mid-year seasonality. Our net loss, adjusted for non-cash operating activities, used approximately $19 million of cash in the nine months ended September 30, 2018.

Our investing activities used approximately $1 million of cash in the nine months ended September 30, 2019, comprised of approximately $8 million of investments in property and equipment, partially offset by the maturity of approximately $7 million of marketable securities.

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

Our financing activities used approximately $25 million of cash in the nine months ended September 30, 2019. We repaid outstanding borrowings of approximately $131 million under the New Credit Facility, comprised of $130 million for borrowings under the revolving line of credit and approximately $1 million for borrowings under the term loan. We also repaid approximately $25 million on the note to certain of the former GENBAND equity holders and the deferred purchase consideration of approximately $22 million to the selling Edgewater shareholders. We spent slightly under $5 million to repurchase and retire shares of our common stock on the open market and used approximately $1 million to pay withholding obligations related to the net share settlement of restricted stock awards upon vesting. Our borrowings under the New Credit Facility totaled $159 million, comprised of $109 million of borrowings under the revolving line of credit and $50 million of term loan debt under the New Credit Facility. Cash proceeds from the sale of our common stock under our ESPP and from option exercises totaled slightly less than $1 million.

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

Based on our current expectations, we believe our current cash and available borrowings under the New Credit Facility will be sufficient to meet our anticipated cash needs for working capital and capital expenditures for at least twelve months. However, the rate at which we consume cash is dependent on the cash needs of our future operations. We anticipate devoting substantial capital resources to continue our research and development efforts, to maintain our sales, support and marketing, to complete merger-related integration activities and for other general corporate activities. However, it is difficult to predict future liquidity requirements with certainty, and our cash and available borrowings under the New Credit Facility may not be sufficient to meet our future needs, which would require us to refinance our debt and/or obtain additional financing. We may not be able to refinance our debt or obtain additional financing on favorable terms or at all.

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

We elected to use the alternative transition method, which allows entities to initially apply ASC 842 at the adoption date with no subsequent adjustments to prior period lease costs for comparability. We elected the package of practical expedients permitted under the transition guidance, which provided that a company need not reassess whether expired or existing contracts contained a lease, the lease classification of expired or existing leases, and the amount of initial direct costs for existing leases.

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

In June 2016, the FASB issued ASU 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments ("ASU 2016-13"), which adds an impairment model that is based on expected losses rather than incurred losses. Under ASU 2016-13, an entity recognizes as an allowance its estimate of expected credit losses, which the FASB believes will result in more timely recognition of such losses. In April and May 2019, the FASB issued ASU 2019-04, Codification Improvements to Topic 326, Financial Instruments - Credit Losses, Topic 815, Derivatives and Hedging, and Topic 825, Financial Instruments ("ASU 2019-04") and ASU 2019-05 Financial Instruments - Credit Losses (Topic 326): Targeted Transition Relief ("ASU 2019-05"), respectively. ASU 2019-04 provides transition relief for entities adopting ASU 2016-13 and ASU 2019-05 clarifies certain aspects of the accounting for credit losses, hedging activities and financial instruments in connection with the adoption of ASU 2016-13. ASU 2019-04 and ASU 2019-05 are effective with the adoption of ASU 2016-13, which is effective for us beginning January 1, 2020 for both interim and annual reporting periods, with early adoption permitted. We continue to assess the potential impact of the adoption of ASU 2016-13 and related amendments and currently do not believe it will have a material impact on our consolidated financial statements.

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

In August 2018, the FASB issued ASU 2018-14, Compensation - Retirement Benefits - Defined Benefit Plans - General (Subtopic 715-20): Disclosure Framework - Changes to the Disclosure Requirements for Defined Benefit Plans (“ASU 2018-14”), which amends ASC 715, Compensation - Retirement Benefits, to add, remove and clarify disclosure requirements related to defined benefit pension and other postretirement plans. ASU 2018-14 is effective for us beginning January 1, 2020.

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

Item 4.    Controls and Procedures

Disclosure Controls and Procedures

Evaluation of Disclosure Controls and Procedures. Our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")) as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of September 30, 2019.

Changes in Internal Control over Financial Reporting. There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter ended September 30, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

After the Miller Complaint was filed, several parties filed and briefed motions seeking to be selected by the Massachusetts District Court to serve as a Lead Plaintiff in the action. On June 21, 2019, the Massachusetts District Court appointed a group as Lead Plaintiffs and the Lead Plaintiffs filed an amended complaint on July 19, 2019. On August 30, 2019, the Defendants filed a motion to dismiss the Miller Complaint and, on October 4, 2019, the Lead Plaintiffs filed an opposition to the motion to dismiss. The Defendants are expected to reply to such opposition on or before November 1, 2019.

In addition, we are often a party to disputes and legal proceedings that we consider routine and incidental to our business. Management does not expect the results of any of these actions to have a material effect on our business or consolidated financial statements.

Item 1A.    Risk Factors

Our business faces significant risks and uncertainties, which may have a material adverse effect on our business prospects, financial condition and results of operations, and you should carefully consider them. There have been no material changes in the nine months ended September 30, 2019 to the risk factors described in Part I, Item 1A. of our Annual Report on Form 10-K/A for the year ended December 31, 2018, with the exception of the risk factor below.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(c) Issuer Purchases of Equity Securities

The following table provides information with respect to the shares of common stock repurchased by us for the periods indicated:

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Approximate Dollar Value of Shares that May Yet be Purchased Under the Plans or Programs (3)
July 1, 2019 to July 31, 2019	—	$—	—	$70,463,973
August 1, 2019 to August 31, 2019	379	$5.26	—	$70,463,973
September 1, 2019 to September 30, 2019	122	$5.63	—	$70,463,973
Total	501	$5.35	—	$70,463,973

(1) Upon vesting of restricted stock awards, certain of our employees surrender to us a portion of the newly vested shares of common stock to satisfy the tax withholding obligations that arise in connection with such vesting. During the third quarter of 2019, 501 shares of restricted stock were returned to us by employees to satisfy tax withholding obligations arising in connection with vesting of restricted stock, which shares are included in this column.

(2) On May 2, 2019, we announced a stock repurchase program, under which our Board of Directors has authorized the repurchase of up to $75 million of our common stock from time to time on the open market or in privately negotiated transactions prior to April 18, 2021 (the "Repurchase Program"). We did not repurchase any shares of our common stock under the program during the third quarter of 2019. At September 30, 2019, we had $70.5 million remaining under the Repurchase Program for future repurchases. The timing and amount of any shares repurchased will be determined by our management based on its evaluation of market conditions and other factors. We may elect to implement a 10b5-1 repurchase program, which would permit shares to be repurchased when we might otherwise be precluded from doing so under insider trading laws. The Repurchase Program may be suspended or discontinued at any time. The Repurchase Program is being funded using our working capital.

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

3.3		Amended and Restated By-Laws of the Registrant (incorporated by reference to Exhibit 3.3 to the Registrant's Annual Report on Form 10-K, filed March 8, 2018 with the SEC).
10.1	*	Form of Non-Statutory Stock Option Award Agreement under the 2019 Incentive Award Plan.
10.2	*	Form of Restricted Stock Award Agreement under the 2019 Incentive Award Plan.
10.3	*	Form of Restricted Stock Unit Award Agreement (Time-Based Vesting) under the 2019 Incentive Award Plan.
10.4	*	Form of Restricted Stock Unit Award Agreement (Performance-Based Vesting) under the 2019 Incentive Award Plan.
31.1	*	Certificate of Ribbon Communications Inc. Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	*	Certificate of Ribbon Communications Inc. Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	#	Certificate of Ribbon Communications Inc. Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	#	Certificate of Ribbon Communications Inc. Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS		XBRL Instance Document
101.SCH		XBRL Taxonomy Extension Schema
101.CAL		XBRL Taxonomy Extension Calculation Linkbase
101.DEF		XBRL Taxonomy Extension Definition Linkbase
101.LAB		XBRL Taxonomy Extension Label Linkbase
101.PRE		XBRL Taxonomy Extension Presentation Linkbase

_______________________________________

*	Filed herewith.

#	Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: October 31, 2019	RIBBON COMMUNICATIONS INC.

By:	/s/ Daryl E. Raiford
Daryl E. Raiford Executive Vice President and Chief Financial Officer (Principal Financial Officer)