Form 10-K
period 2019-12-31
Ribbon Communications Inc.
filed 2020-02-28
CIK 1708055

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2019
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
(Address of principal executive offices)(Zip Code)

(978) 614-8100
(Registrant's telephone number, including area code)
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $0.0001	RBBN	The Nasdaq Global Select Market
Securities registered pursuant to Section 12(g) of the Act: None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐    No ☒
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐    No ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒    No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company or an emerging growth company. See the definitions of "large accelerated filer," "accelerated filer," "smaller reporting company" and "emerging growth company" in Rule 12b-2 of the Exchange Act.:

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

The aggregate market value of the common stock held by non-affiliates of Ribbon Communications Inc. was approximately $286,412,000 based on the closing price for its common stock on The Nasdaq Global Select Market on June 28, 2019. As of February 20, 2020, the Registrant had 111,306,494 shares of common stock, $0.0001 par value, outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the definitive Proxy Statement to be delivered to stockholders in connection with the Registrant's 2020 Annual Meeting of Stockholders are incorporated by reference into Part III of this report.

RIBBON COMMUNICATIONS INC.
FORM 10-K
YEAR ENDED DECEMBER 31, 2019

Cautionary Note Regarding Forward-Looking Statements

This Annual Report on Form 10-K contains "forward-looking statements" within the meaning of the U.S. Private Securities Litigation Reform Act of 1995, which are subject to a number of risks and uncertainties. All statements other than statements of historical facts contained in this Annual Report on Form 10-K, including statements regarding our future results of operations and financial position, our pending merger with ECI Telecom Group Ltd., anticipated restructuring and integration-related expenses, business strategy, plans and objectives of management for future operations and plans for future product development and manufacturing are forward-looking statements. Without limiting the foregoing, the words "anticipates", "believes", "could", "estimates", "expects", "intends", "may", "plans", "seeks" and other similar language, whether in the negative or affirmative, are intended to identify forward-looking statements, although not all forward looking statements contain these identifying words. Forward-looking statements are based on our current expectations and assumptions regarding our business, the economy and other future conditions. Because forward-looking statements relate to the future, they are subject to inherent uncertainties, risks and changes in circumstances that are difficult to predict. These statements involve known and unknown risks, uncertainties and other important factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements. We therefore caution you against relying on any of these forward-looking statements. Important factors that could cause actual results to differ materially from those in these forward-looking statements are discussed in Item 1A., "Risk Factors" of Part I and Items 7 and 7A., "Management's Discussion and Analysis of Financial Condition and Results of Operations" and "Quantitative and Qualitative Disclosures About Market Risk," respectively, of Part II of this Annual Report on Form 10-K. Also, any forward-looking statement made by us in this Annual Report on Form 10-K speaks only as of the date on which this Annual Report on Form 10-K was first filed. Factors or events that could cause our actual results to differ may emerge from time to time, and it is not possible for us to predict all of them. We undertake no obligation to publicly update any forward-looking statement, whether as a result of new information, future developments or otherwise, except as may be required by law.

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

GLOSSARY OF CERTAIN INDUSTRY TERMS

The industry terms defined below are used throughout this Annual Report on Form 10-K for the year ended December 31, 2019 (this “10-K”).

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

Edge: Appliances and/or software implemented on business customer premises that provide communications security and other capabilities for voice and data packet functions.

Edge Routing: Appliances and/or software implemented on business customer premises that provides routing of data packet functions.

GPU (graphical processing unit): An advanced electronic circuit designed to rapidly manipulate and alter memory to accelerate the creation of images in a frame buffer intended for output to a display device.

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

MPLS (multiprotocol label switching): A data or packet routing technique in telecommunications networks that directs data from one node to the next based on short path labels rather than long network addresses, thereby avoiding complex lookups in a routing table and speeding traffic flows. MPLS can encapsulate packets of various network protocols, which is the rationale for the "multiprotocol" reference on its name.

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

RTC (real-time communications): A term used to refer to live telecommunications that occur without transmission delays. RTC is nearly instant with minimal latency, data and messages are not stored between transmission and reception and is generally a peer-to-peer interconnectivity, rather than broadcasting or multicasting, transmission.

SBC (session border controller): A device regularly deployed in VoIP networks to exert control over the signaling and the media streams involved in setting up, conducting, and tearing down telephone calls or other interactive media communications.

SDK: Software development kit.

SDN (software-defined networking): Technology that enables directly programmable network control for applications and network services, decoupling network control and forwarding functions from physical hardware such as routers and switches to create a more manageable and dynamic network infrastructure.

SD-WAN (software-defined - wide area network): SD-WAN is a specific application of software-defined networking (SDN) technology applied to WAN connections such as broadband internet, 4G, LTE or MPLS. It connects enterprise networks including branch offices and data centers over large geographic distances.

Service Provider: A provider of telecommunications services to enterprises and consumers. Service Providers typically own and operate complex telecommunications networks.

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

We completed our acquisition of the business and technology assets of Anova Data, Inc. ("Anova"), a private company headquartered in Westford, Massachusetts, that provides advanced analytics solutions, in February 2019 (the "Anova Acquisition"). We believe that the Anova Acquisition reinforces and extends our strategy to expand into network optimization, security and data monetization via big data analytics and machine learning.

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

Network modernization to IP NextGen software-based systems enables service providers to add modern communications service offerings that blend traditional voice messaging capabilities with contemporary features, such as video messaging, visual voicemail, mobile messaging and e-mail integration, and an accelerated time-to-market for differentiated messaging services. Network infrastructures are also undergoing a transformation to IP and the cloud, migrating from hardware-centric appliances to software solutions for voice interconnect and wide area networking.

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

Cloud and “as a Service” Models

As software communications applications are deployed in the cloud, telecommunications service providers gain the ability to offer a new class of business models commonly referred to “as a Service” solutions, including CPaaS, UCaaS and STaaS, all of which have the capability to disrupt traditional Service Provider models.

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

Network Modernization

Enterprises undergoing network modernization are focused on moving from TDM-based PBXs to SIP trunking and NextGen UC software and collaboration systems while ensuring interoperability during the transformation process. In addition, enterprises in certain industries will often be subject to specific requirements or standards before a network transformation is completed. For example, governments may require Joint Interoperability Test Command ("JITC") certification for secure deployments, and healthcare providers may need to achieve Health Insurance Portability and Accountability Act ("HIPAA") certification.

When modernizing a network with software, the ability to interwork modern applications, such as Microsoft’s Skype for Business and Teams, with legacy analog endpoints on premises becomes essential. Additionally, software capabilities of SBCs are vital in providing interworking and survivability options. SBCs play a crucial role in securing the modern network and for NextGen UC software, which is a top priority for any enterprise. Edge SBC software devices can also play an important role in providing SD-WAN and Edge Routing capabilities for small and distributed enterprises. Due to the growing open nature of communications environments in the enterprise, the complexity of network operations is also increasing significantly, requiring sophisticated software solutions based on machine learning and analytics to provide reliable network operations.

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

Our Solutions, Products and Services

Ribbon Solutions

Ribbon provides secure NextGen RTC software-enabled appliances and cloud solutions for service providers and enterprises. Ribbon's software communications solutions are widely deployed at over 1,000 customers globally; provide high scale, reliability and performance; and are deployable from the public, private and hybrid cloud, in-network or on the enterprise premise and edge. As of December 31, 2019, our software solutions, which are a combination of our software products and services, for service providers and enterprises included the following:

Service Provider Solutions

- Fixed Network Transformation
- Mobile Network Evolution
- Secure Network Interconnects
- Managed Intelligent Edge
- Analytics and Communications Security
- Cloud Communications Services

Enterprise Solutions

- Unified Communications (UC)
- Analytics and UC Security
- Session Management
- PBX IP Migration
- Federal Government
- Cloud Communications
- Intelligent Edge and SD-WAN

Ribbon service provider software solutions enable fixed and wireless service providers, cable providers (or MSOs), ISPs and interconnect service providers to modernize their networks, quickly capitalize on growing market segments and introduce differentiating products, applications and services for their business and consumer customers. Ribbon's service provider software solutions include fixed network transformation, wireless network evolution (mobility), secure network interconnects, managed intelligent edge services, cloud communications as a service, and communications analytics and security solutions, enabling secure and innovative business and consumer communications services offerings. Ribbon software solutions help service providers connect people to each other wherever they happen to be, addressing the growing demands of today’s businesses and consumers for secure RTC.

Ribbon's enterprise software solutions allow enterprises to securely connect to SIP trunks and modernize their unified and cloud communications networks. Modernization solutions range from Intelligent Edge, legacy Nortel PBX evolution, securing UC and contact centers, migrating to Microsoft Skype for Business and Teams with Direct Routing, and providing session management, security and cloud communications software solutions to enable highly productive communications experiences for employees and customers using the web, mobile and fixed endpoints. Ribbon provides secure communications software solutions for the federal government vertical and has JITC certified solutions. Ribbon also provides RTC software solutions to other industry verticals, including higher education, finance and healthcare. Ribbon has significant experience and expertise in securing SIP communications with a portfolio of SBC software solutions and has deployed thousands of SBC software installations across different industry verticals. Our Intelligent Edge software solutions secure and simplify UC deployments and enable SD-WAN and Edge Routing for small and distributed enterprises. Our Microsoft Skype for Business and Teams software solutions secure those communications environments and assist in the migration of enterprise customers to those environments. Our analytics solutions provide better network visibility, security and customer behavior insights.

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

The Ribbon Analytics portfolio consists of Operations, Security and Monetization applications for services assurance, security and subscriber growth. With our big data Protect analytics platform and pre-packaged features, we provide detailed insights into network, service traffic and customer behavior.

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

Key elements of Ribbon’s strategy include:

Selectively Invest in our Core Software Products and Solutions. In order to service our customers and support their key priorities and growth, we must strategically invest in research and development. We are committed to balancing our research and software development investments between existing software products and solutions and new growth-oriented product initiatives. During 2019, we continued to shift our investment efforts, resulting in greater than 95% of our research and development investment directed at software. In addition, we are focused on investing in products and solutions that will be profitable. We intend to continue to sunset certain less significant product offerings that are not aligned with our strategic direction and are not meaningful contributors to our profitability. We believe this will allow us to more effectively and efficiently deploy capital to our growth areas. Through targeted research and software development investments in core software products and solutions that will align with our strategy for growth, we are committed to helping our customers migrate their networks to software and virtualized and private or public cloud environments.

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

Installed Base. Ribbon has a large, global deployed base from our Nortel-, Sonus- and GENBAND-heritage-branded software products, including softswitches and media gateways in global service provider and enterprise networks supporting over 30 million switched access lines. These products are highly integrated into our customers’ network environments and require specialized tools and intellectual property from Ribbon to consolidate and modernize those environments to newer IP software-based services with optimal capital expenditure investments. Similarly, our large, global deployed base of SBCs at service providers' networks and in enterprises offers Ribbon a unique platform for upgrading and cross-selling software products into that installed base.

Strong Technology in Virtualization. Ribbon has extensive network virtualization software products and technology as part of our overall portfolio and has deployed these pure software products to help our customers in the modernization of their networks to software-based virtualization, enabling the use of the private or public cloud. We believe we are the clear market leader in SBC virtualized software products, and a significant portion of our overall portfolio has software and virtualized offerings that can co-exist with appliance-based software products.

Security Experience and Technology. Our SBC and edge software, deployments and expertise are market leading. Ribbon has been in the SBC software market for over fifteen years, yielding us a strong advantage from which to launch additional security offerings into the market. We believe our SBC software products are unmatched in the market on reliability, performance and functionality at scale.

Media Processing, Transcoding and Signaling Technology Expertise. We have extensive experience in deploying mobile VoLTE and fixed network software solutions. Our voice media transcoding software technology that is supported by CPU, GPU or DSP options is industry leading. Our mobile network evolution software solutions are deployed in large-scale 4G VoLTE networks supporting over 350 million subscribers in total.

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

As of December 31, 2019, we held patents and had pending patent applications both in the United States and abroad as follows: in the name of Ribbon Communications Operating Company, Inc., 248 United States patents with expiration dates ranging from February 2020 through December 2037, 31 patent applications pending in the United States, 50 foreign patents with expiration dates ranging from May 2020 through April 2030, and eight patent applications pending abroad; in the name of GENBAND US LLC, 325 United States patents with expiration dates ranging from February 2020 through October 2037, 59 patent applications pending in the United States, 229 foreign patents with expiration dates ranging from January 2020 through July 2035 and 50 patent applications pending abroad; in the name of Ribbon Communications Securities Corp., 27 United States patents with expiration dates ranging from November 2028 through March 2034, two patent applications pending in the United States and two foreign patent applications pending abroad; and in the name of Edgewater Networks, Inc., six United States patents with expiration dates ranging from October 2022 through March 2035 and six patent applications pending in the United States.

Furthermore, as of December 31, 2019, we had 41 registered trademarks in the United States, as follows: 15 in the name of GENBAND US LLC, including GENBAND, GENBAND with design, G9, G9 with design, KANDY and BUSINESSCALL; 16 in the name of Ribbon Communications Operating Company, Inc., including SONUS, the SONUS logo, RIBBON, the Ribbon logo, RIBBON PROTECT and NETSCORE; one in the name of Network Equipment Technologies, Inc., for

PROMINA; four in the name of Quintum Technologies, LLC, including TENOR; four in the name of Ribbon Communications Securities Corp.; and five in the name of Edgewater Networks, Inc., including Edgewater and Edgeview. We also had one pending trademark application in the United States in the name of Ribbon Communications Operating Company, Inc., for RIBBON PROTECT, as of December 31, 2019.

In December 2019, Ribbon Communications Securities Corp. changed its name to GENBAND Inc., GENBAND US LLC merged with and into Ribbon Communications Operating Company, Inc., and Quintum Technologies, LLC was dissolved. We either plan to or are in the process of recording (i) the name change from Ribbon Communications Securities Corp. to GENBAND Inc.; (ii) the assignment of patents and copyrights from GENBAND US LLC to Ribbon Communications Operating Company, Inc.; and (iii) the assignment of patents and copyrights from Quintum Technologies, LLC to Ribbon Communications Operating Company, Inc.

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

Our Customers

We have over 1,000 customers globally. Our customers are located around the world in over 50 countries and include many of the leading global telecommunications service providers and enterprises. We have continually served many of our largest customers for well over 30 years. Service providers use our products to provide secure software-enabled RTC for the service providers (in the case of interconnects), enterprises and consumers they serve. Enterprises use our products to provide software-enabled RTC for their employees (including remote workers) as well as provide secure communications networks for their customer-facing components, such as contact centers.

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

In the year ended December 31, 2019, Verizon Communications Inc. ("Verizon") and AT&T Inc. ("AT&T") accounted for approximately 17% and 12% of our revenue, respectively. In both the years ended December 31, 2018 and 2017, approximately 17% of our revenue was derived from sales to Verizon. Both Verizon and AT&T are service providers that offer interconnect, fixed line and mobile communications services. For both Verizon and AT&T, our software solutions are sold across their respective business divisions supporting their large enterprises, SMB and consumer telecommunications and cable-related offerings. Our top five customers represented approximately 40% of our revenue in the year ended December 31, 2019,

38% of our revenue in the year ended December 31, 2018 and approximately 41% of our revenue in the year ended December 31, 2017.

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

Network transformation: Mid-size vendors of networking and telecommunications equipment and specialty vendors, including AudioCodes Ltd., Mavenir Systems, Inc., Metaswitch Networks Corporation, Oracle Corporation (Session Border Controller) and ADTRAN, Inc.;

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

Sales and Marketing

We sell our software products, solutions and services to our customers with a direct internal sales force and also indirectly via channels and partnerships globally, leveraging the assistance of service provider channels and VARs such as Verizon Communications Inc. and distributors such as Westcon Group Inc., Ingram Micro Inc., BlackBox Corporation and Arrow S3. Our channel partner programs are designed to serve particular markets and provide our customers with opportunities to purchase our products in combination with related services and products. For example, Ribbon is a Microsoft Gold Communications Partner and helps enterprises optimize Skype for Business and Teams deployments by securing those communications.

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

Our marketing team is focused on promoting company brand awareness, increasing our software solutions, product, technology and services differentiation and awareness via webinars, company web sites, advertising and digital outreach, as well as generating qualified sales leads. We promote thought leadership on technology and our solutions within the industry by participating in and speaking at industry events and conferences and via social network campaigns and blogs. Our marketing team also provides briefings to industry analysts on a regular basis and at major industry events, communicates with the media in connection with noteworthy public announcements.

Please see generally the risks that are discussed in Item 1A. "Risk Factors" for risks related to our sales strategy.

Manufacturing

A number of our software products are deployed on appliances. Where our products contain an appliance element, we utilize contract manufacturers to source and assemble these components. Our contract manufacturers provide comprehensive manufacturing services, including assembly and testing of our products and procurement of component materials on our behalf. We believe that outsourcing the manufacturing of any necessary appliance enables us to preserve working capital, allows for greater flexibility in meeting changes in demand and enables us to be more responsive in delivering diverse product offerings to our customers. As of December 31, 2019, we outsourced the manufacturing of our appliance products to four manufacturers, two upon which we primarily rely. We and our contract manufacturers purchase several key components of our appliance products, including commercial digital signal processors, from single or limited sources. We purchase these components on a purchase order basis.

Our purchases of direct materials and components for manufacture were approximately $70 million in 2019 and $75 million in 2018. Going forward, we expect our overall trend of a reduction in direct material purchases to continue as the software richness within our products increases while the remaining appliance content declines.

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

We have assembled a team of highly skilled engineers with significant transcoding, UC application and networking industry experience. Our engineers have deep experience in software design and development. Our engineering effort is focused on Edge, NextGen UC, NFV, security and cloud-based architecture software product development.

As of December 31, 2019, we maintained research and development offices in the United States, Canada, India and the United Kingdom.

Seasonality

We have experienced quarterly fluctuations in customer activity due to seasonal considerations. We typically experience increases in order volume in the fourth quarter due to greater spending on operating and capital expenditures by our service provider customers. We typically experience reductions in order volume toward the beginning of the calendar year, when our service provider customers are finalizing their annual budgets, which may result in lower revenue in the first quarter. These typical seasonal effects may vary. Accordingly, they should not be considered a reliable indicator of our future operating results.

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

We have begun to derive, and expect to continue to derive, a greater percentage of our revenue from the enterprise market and through sales channels where speed of fulfillment is essential to winning business. Consequently, we expect to earn a lower relative percentage of our total business from large service provider orders that are delivered over multiple quarters and years and that our backlog going forward will diminish both as a comparable metric to prior periods and as a relative percentage of total revenue (both service provider and enterprise). Our backlog was approximately $323 million at December 31, 2019 and approximately $340 million at December 31, 2018.

Our Employees

At December 31, 2019, we had a total of 2,209 employees, comprised of 1,289 employees located in the Americas, 234 employees located in the Middle East, Africa and Europe and 686 employees located in the Asia Pacific region. Certain of our employees are represented by collective bargaining agreements, primarily in Europe. We believe our relationships with our employees are good.

Segment Information

We operate in a single segment. Operating segments are identified as components of an enterprise about which separate discrete financial information is available for evaluation by the chief operating decision maker in making decisions regarding resource allocation and assessing performance. To date, our chief operating decision maker has made such decisions and assessed performance at the company level, as one segment. Our current chief operating decision makers are our Interim Co-Presidents and Chief Executive Officers.

Pending Merger

On November 14, 2019, we entered into an Agreement and Plan Merger (the "ECI Merger Agreement") with Eclipse Communications Ltd., an indirect wholly-owned subsidiary of the Company ("Merger Sub"), Ribbon Communications Israel Ltd., ECI Telecom Group Ltd. ("ECI") and ECI Holding (Hungary) kft, pursuant to which Merger Sub will merge with and into ECI, with ECI surviving such merger as a wholly-owned subsidiary of the Company (the "ECI Merger").

Our Board of Directors (the "Board") unanimously approved the ECI Merger Agreement and the transactions contemplated thereby. We held a stockholder meeting on January 27, 2020 (the “Special Meeting”), at which stockholders approved an issuance of 32.5 million shares of our common stock (the “ECI Stock Consideration”) as partial consideration in the ECI Merger.

As provided in the ECI Merger Agreement, at the time of the closing, all equity securities of ECI issued and outstanding immediately prior to the closing will be converted into the right to receive consideration consisting of $324 million in cash (the "ECI Cash Consideration") and the ECI Stock Consideration, less the amount of indebtedness of ECI. ECI equityholders will also receive approximately $31 million from ECI's sale of real estate assets. We intend to fund the ECI Cash Consideration with proceeds from a new $500 million credit facility that we expect to enter into with Citizens Bank, N.A. and Santander Bank, N.A., as joint lead arrangers and bookrunners, in connection with the closing of the ECI Merger (the “2020 Credit Facility”). The 2020 Credit Facility consists of a $400 million term loan, which will be used in part to fund the merger, and a $100 million revolver that is projected to be undrawn at closing. The 2020 Credit Facility will retire our existing credit facility. Immediately following the closing, it is expected that the former holders of ECI will own approximately 23% of our outstanding common shares. The ECI Merger is expected to close in the first quarter of 2020, subject to regulatory approvals and customary closing conditions.

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

Additional Information

Our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed with or furnished to the United States Securities and Exchange Commission (the “SEC”), are available free of charge through the SEC's Internet site (http://www.sec.gov) or our Internet site (http://www.ribboncommunications.com) as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC. Information contained on, or that can be accessed through, our website does not constitute a part of this annual report and is not incorporated by reference herein.

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

Risks Related to the Proposed ECI Telecom Group Ltd. Merger

Completion of the pending ECI Merger is subject to conditions and may not be consummated on the terms or timeline currently contemplated, if at all.

On November 14, 2019, we entered into the ECI Merger Agreement with ECI and ECI Holding (Hungary) kft, among others, pursuant to which Merger Sub will merge with and into ECI, with ECI surviving such merger as a wholly-owned subsidiary of Ribbon. Our obligations to complete the ECI Merger are subject to the satisfaction or waiver of certain conditions, including (i) the approval of the ECI Merger by ECI’s shareholders and the approval of the issuance of our common stock as partial consideration in the ECI Merger by our stockholders, (ii) the receipt of all required antitrust and foreign investment approvals and clearances, and (iii) the absence of any injunctions being entered into or law being adopted that would make the ECI Merger illegal.

The failure to satisfy all of the required conditions could delay the completion of the ECI Merger by a significant period of time or prevent the ECI Merger from occurring. Any delay in completing the ECI Merger could cause us to not realize some or all of the benefits that we expect to achieve if the ECI Merger is successfully completed within the expected time frame, cause us to incur unexpected costs, and adversely impact our business.

We have incurred, and will continue to incur, significant costs, expenses and fees for professional services and other transaction costs in connection with the proposed ECI Merger, and these fees and costs are payable by us regardless of whether the ECI Merger is consummated. Management has also spent significant time and resources working on the ECI Merger. If the ECI Merger Agreement is terminated under certain circumstances specified in the ECI Merger Agreement, we may be required to pay ECI a termination fee of $19,500,000 if all conditions to the ECI Merger are satisfied and the Company fails to consummate the ECI Merger due to a failure to obtain debt financing to support payment of the cash portion of the ECI Merger consideration. Additionally, we may be required to pay ECI a termination fee of $13,625,000 and expense reimbursement up to $2,275,000 if ECI terminates the ECI Merger Agreement due to a change in the recommendation of, or failure to affirm the recommendation by, our Board of Directors or following the termination of the ECI Merger Agreement in certain circumstances if we enter into a definitive agreement in respect of another acquisition proposal (or consummate such a transaction).

Although our stockholders have approved the Share Issuance, the equityholders of ECI have approved the ECI Merger and the U.S. Federal Trade Commission granted early termination of the applicable waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended, there can be no assurance that the other conditions to closing the ECI Merger will be satisfied or waived, including one outstanding regulatory approval. For these and other reasons, the ECI Merger may not be completed on the terms or timeline contemplated, if at all.

Combining Ribbon and ECI may be more difficult, costly or time-consuming than expected and the anticipated benefits and cost savings of the pending ECI Merger may not be realized.

We are operating and, until the completion of the ECI Merger, will continue to operate independently of ECI. The success of the ECI Merger, including anticipated benefits and cost savings, will depend, in part, on our ability to successfully combine and integrate the businesses. It is possible that the pendency of the ECI Merger and/or the integration process could result in the loss of key employees, higher than expected costs, diversion of management attention, the disruption of our ongoing businesses or inconsistencies in standards, controls, procedures and policies that adversely affect the combined company’s ability to maintain relationships with customers, vendors and employees or to achieve the anticipated benefits and cost savings of the ECI Merger.

We have incurred and will incur additional transaction fees, including legal, regulatory and other costs associated with closing the transaction, as well as expenses relating to formulating and implementing integration plans, including facilities and systems consolidation costs and employment-related costs. We continue to assess the magnitude of these costs, and additional unanticipated costs may be incurred in the ECI Merger and the integration of the two companies’ businesses. While we expect that the elimination of duplicative costs as well as the realization of other efficiencies related to the integration of the businesses should allow us to offset integration-related costs over time, this net benefit may not be achieved in the near term or at all. As part of the integration process, we may also attempt to divest certain assets of the combined company, which may not be possible on favorable terms, or at all, or if successful, may change the profile of the combined company. If we experience difficulties with the integration process, the anticipated benefits of the ECI Merger may not be realized fully or at all, or may take longer to realize than anticipated. The actual cost savings of the ECI Merger could be less than expected.

The announcement and pendency of the ECI Merger may adversely affect our business, financial condition and results of operations.

Uncertainty about the effect of the pending ECI Merger on our employees, clients, and other parties may have an adverse effect on our business, financial condition and results of operation regardless of whether the ECI Merger is completed. These risks to our business include the following, all of which may be exacerbated by a delay in the completion of the ECI Merger: (i) the impairment of our ability to attract, retain, and motivate our employees, including key personnel; (ii) the diversion of significant management time and resources from day-to-day operations towards the completion of the pending ECI Merger; (iii) difficulties maintaining relationships with clients, suppliers, and other business partners; (iv) delays or deferments of certain business decisions by our clients, suppliers, and other business partners; (v) the inability to pursue alternative business opportunities, engage in certain financing transactions or make appropriate changes to our business; (vi) litigation relating to the pending ECI Merger and the costs related thereto; and (vii) the incurrence of significant costs, expenses, and fees for professional services and other transaction costs in connection with the pending ECI Merger.

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

Equipment purchases by communications service providers and enterprises continue to be unpredictable. As with other telecommunications product suppliers, we typically recognize a portion of our revenue in a given quarter from sales booked and shipped in the last weeks of that quarter. As a result, delays in customer orders may result in delays in shipments and recognition of revenue beyond the end of a given quarter. Additionally, we rely on the revenue provided by certain large customers. It can be difficult for us to predict the timing of receipt of major customer orders, and we are unable to control their timing decisions. In the past, we have experienced significant variability in the spending patterns and purchasing practices of our large customers on a quarterly and annual basis, and we expect that this variability will continue. Consequently, our quarterly operating results are difficult to predict, even in the short term, and a delay in an anticipated sale past the end of a particular quarter may negatively impact our results of operations for that quarter, or in some cases, that year. Therefore, we believe that quarter-to-quarter comparisons of our operating results are not a good indication of our future performance. If our revenue or operating results fall below the expectations of investors or securities analysts or below any guidance we may provide to the market, the price of our common stock could decline substantially. Such a stock price decline could also occur even if we meet our publicly stated revenue and/or earnings guidance.

A significant portion of our operating expenses is fixed in the short term. If revenue for a particular quarter is below expectations, we may not be able to reduce costs and expenses proportionally for that quarter. Any such revenue shortfall would, therefore, have a significant effect on our operating results for that quarter.

We have incurred net losses and may incur additional net losses.

We incurred net losses in fiscal years 2019, 2018 and 2017. We may incur additional net losses in future quarters and years. Our revenue may not grow, and we may never generate sufficient revenue to sustain profitability. Any failure by us to achieve, sustain or increase profitability on a consistent basis could cause the value of our common stock to decline.

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

Competition in the telecommunications market is intense. The market is shifting from a market dominated by a few large incumbent telecommunications equipment companies, such as Ericsson LM Telephone Company, Huawei Technologies Co. Ltd. and Nokia Corporation, to a market with competitors that are characterized by network virtualization, migration to the cloud, and open interfaces. We believe this shift creates opportunities for us, as well as our direct competitors in telecommunications and networking, including:

•
Within the network transformation space, mid-size vendors of networking and telecommunications equipment and specialty vendors, including AudioCodes Ltd., Dialogic Inc., Mavenir Systems, Inc., Metaswitch Networks Ltd., Oracle Corporation (Session Border Controller), and ADTRAN, Inc.;

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

We rely on certain key customers, and our future success will depend on our ability to generate recurring business from our existing customers and to attract additional customers beyond our current customer base. One customer, Verizon Communications Inc., contributed approximately 17% of our revenue in each of the years ended December 31, 2019, 2018 and 2017. In addition, AT&T Inc., contributed 12% of our revenue in 2019. Our top five customers contributed approximately 40% of our revenue in 2019, approximately 38% of our revenue in 2018 and approximately 41% of our revenue in 2017. Factors that may affect our ability to grow our customer base include but are not limited to the following:

•	economic conditions that discourage potential new customers from making the capital investments required to adopt new technologies;

•	deterioration in the general financial condition of service providers and enterprises, or their ability to raise capital or access lending sources;

•	new product introductions by our competitors; and

•	the success of our channel partner program.

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

Third parties, including customers, suppliers, vendors, landlords, licensors and other business partners, with whom we have relationships, may terminate or otherwise reduce the scope of their relationship with us. Any such disruptions could cause us to suffer a loss of potential future revenue and/or lose rights that are material to our business.

Consolidation in the telecommunications industry could harm our business.
The telecommunications industry, including many of our customers, has experienced consolidation, including, in the carrier space:

•	the pending merger between T-Mobile US, Inc. and Sprint Corporation (anticipated to close in early 2020);

•	the acquisition of Blue Face Ltd. by Comcast Corporation in January 2020;

•	the active network sharing partnership between Vodafone Group Plc and Telecom Italia Group in July 2019;

•	the acquisition of Hawaiian Telecom, Inc. by Cincinnati Bell Inc. in July 2018;

•	the acquisition of Level 3 Communications Inc. by CenturyLink Inc. in November 2017; and

•	the acquisition of XO Communications, LLC by Verizon Communications Inc. in February 2017.

Further, consolidation has occurred in the vendor space, including:

•	the closing of a strategic partnership between RingCentral, Inc. and Avaya Holdings Corp. in October 2019;

•	the acquisition of Spoken Communications Inc. by Avaya Holdings Corp. in March 2018;

•	the acquisition of Broadsoft, Inc. by Cisco Systems, Inc. in February 2018; and

•	the acquisition of ShoreTel Inc. by Mitel Networks Corporation in September 2017.

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

We recorded net restructuring expense of $42.8 million in the aggregate in 2019, 2018 and 2017, comprised of $35.3 million for severance and related costs and $7.5 million related to facilities, including $3.7 million for accelerated amortization of lease assets. We expect to record nominal, if any, additional restructuring expense in 2020 in connection with our current initiatives. However, we may record additional restructuring expense in the future in connection with new restructuring initiatives, if any.

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

We rely upon two large global contract manufacturers to assemble our products according to our specifications and to fulfill orders on a timely basis. Reliance on a third-party manufacturer involves a number of risks, including a lack of control over the manufacturing process, inventory management and the potential absence or unavailability of adequate capacity. As we do not have the internal manufacturing capabilities to meet our customers' demands, any difficulties or failures to perform by our contract manufacturers could cause delays in customer product shipments, which could negatively affect our relationships with customers and result in delayed revenue.

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

A portion of our total revenue from product sales comes from contracts with U.S. federal government agencies, none of which currently contemplates long-term purchase commitments. Disruptions to or our failure to effectively develop, manage and maintain our government customer relationships could adversely affect our ability to generate revenue from the sales to such customers. Governments routinely investigate and audit government contractors’ administrative processes, and any unfavorable audit could result in the government refusing to continue buying our products and services, a reduction of revenue or fines or civil or criminal liability if the audit uncovers improper or illegal activities, which could materially adversely impact our operating results.

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

If we fail to realize the anticipated benefits from any recent acquisitions, such as our acquisition of Edgewater Networks, Inc. ("Edgewater") in August 2018 (the "Edgewater Acquisition") and Anova Data, Inc. (“Anova”) in February 2019 (the “Anova Acquisition”), on a timely basis, or at all, our business and financial condition may be adversely affected.

We may fail to realize the anticipated benefits from any recent acquisitions, including the Edgewater Acquisition and the Anova Acquisition, on a timely basis, or at all, for a variety of reasons, including but not limited to the following:

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

Other than with respect to the ECI Merger, we are not currently a party to any material pending merger or acquisition agreements. However, we may merge with or acquire additional businesses, products or technologies in the future. No assurance can be given that any future merger or acquisition will be successful or will not materially adversely affect our business, operating results or financial condition. We continue to review opportunities to merge with or acquire other businesses or technologies that would add to our existing product line, complement and enhance our current products, expand the breadth of our product and service offerings, enhance our technical capabilities or otherwise offer growth opportunities. If we enter into a merger or make acquisitions in the future, we could, among other things:

•	issue stock that would dilute existing stockholders' percentage ownership;

•	incur debt or assume liabilities;

•	significantly reduce our cash;

•	incur significant impairment charges related to the write-off of goodwill and intangible assets;

•	incur significant amortization expenses related to intangible assets; and/or

•	incur large and immediate write-offs for in-process research and development and stock-based compensation.

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

Our credit facility with Silicon Valley Bank includes $100 million of commitments, the full amount of which is available for revolving loans plus a $50 million term loan, a $15 million sublimit that is available for letters of credit and a $15 million sublimit that is available for swingline loans. The senior secured credit facility is scheduled to mature in April 2024. The credit agreement includes procedures for additional financial institutions to become lenders, or for any existing lender to increase its commitment under the facility, subject to an available increase of $75 million for all incremental commitments under the credit agreement, without amendment. Provisions in the credit agreement impose limitations on our ability to, among other things, incur additional indebtedness, create liens, make acquisitions or engage in mergers, enter into transactions with affiliates, dispose of assets, make certain investments and amend or repay certain junior debt.

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

The United Kingdom's Financial Conduct Authority, which regulates the London Inter-bank Offered Rate ("LIBOR"), has announced that it intends to stop encouraging or requiring banks to submit LIBOR rates after 2021, and it is unclear if LIBOR will cease to exist or if new methods of calculating LIBOR will evolve. We have the option under our current credit facility and expect to have the option under our new credit facility to determine our interest rate that includes either the LIBOR rate or the base rate. If LIBOR ceases to exist or the methods of calculating LIBOR change from their current form, we may no longer have the ability to elect the LIBOR rate option under our current credit facility, and our current or future indebtedness may be adversely affected. This could impact our interest costs and our ability to borrow additional funds under our current credit facility or our new credit facility.

We had $56.8 million of borrowings outstanding at a weighted average interest rate of 3.30% under the credit facility as of December 31, 2019. In addition, we had $5.4 million of letters of credit outstanding at an interest rate of 1.50% under the credit facility as of December 31, 2019. If we are prevented from borrowing or if we are unable to extend, renew or replace the credit facility by the maturity date of April 2024, on favorable terms, or at all, this could have a material adverse effect on our liquidity and cause our business, operations and financial condition to suffer. If the credit facility is subjected to the early springing maturity, we may not have sufficient funds available for repayment or we may not have the ability to borrow or obtain sufficient funds to replace the indebtedness on terms acceptable to us, or at all.

We intend to fund the cash consideration relating to the proposed ECI Merger with proceeds received from a new credit facility that we expect to enter into with Citizens Bank, N.A. and Santander Bank, N.A., as joint arrangers and bookrunners, in connection with the closing of the ECI Merger (the "2020 Credit Facility"). Such cash consideration is expected to be financed through cash on hand and committed debt financing consisting of the new $400 million term loan facility portion of the 2020 Credit Facility. The 2020 Credit Facility is expected to retire our existing credit facility.

In addition, we cannot be sure that our current cash and available borrowings under our existing credit facility or our 2020 Credit Facility, as applicable, will be sufficient to meet our future needs. If we are unable to generate sufficient cash flows in the future, and if availability under our current facility is not sufficient to support our operations, we may need to refinance our debt or obtain additional financing. We may not be able to refinance our debt or obtain additional financing on favorable terms or at all.

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

We have also been subject to employment claims in connection with employee terminations and may be subject to additional claims in the future. In addition, companies in our industry whose employees accept positions with us may claim that we have engaged in unfair hiring practices. These claims may result in material litigation. We could incur substantial costs defending ourselves or our employees against these claims, regardless of their merits. Further, defending ourselves from these types of claims could divert our management's attention from our operations. The quantity and cost of employment claims may rise as a result of our increasing international expansion and the proposed ECI Merger.

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

Risks associated with data privacy issues, including evolving laws, regulations and associated compliance efforts, may adversely impact our business and financial results.

Legislation in various countries around the world with regard to cybersecurity, privacy and data protection is rapidly expanding and creating a complex compliance environment. We are subject to many privacy and data protection laws and regulations in the U.S. and around the world, some of which place restrictions on our ability to process personal data across our business. In particular, the General Data Protection Regulation (the “GDPR”), which became effective in May 2018, has caused more stringent data protection requirements in the European Union. The GDPR imposes onerous accountability obligations requiring data controllers and processors to maintain a record of their data processing and implement policies as part of its mandated privacy governance framework. It also requires data controllers to be transparent and disclose to data subjects how their personal information is to be used; imposes limitations on retention of personal data; introduces mandatory data breach notification requirements; and sets higher standards for data controllers to demonstrate that they have obtained valid consent for certain data processing activities. We are subject to the supervision of local data protection authorities in those E.U. jurisdictions where we are established or otherwise subject to the GDPR. Certain breaches of the GDPR requirements could result in substantial fines, which can be up to four percent of worldwide revenue or 20 million Euros, whichever is greater. In addition to the foregoing, a breach of the GDPR could result in regulatory investigations, reputational damage, orders to cease/change our use of data, enforcement notices, as well potential civil claims including class action type litigation where individuals suffered harm. Similarly, California has enacted the California Consumer Privacy Act, or CCPA, which took effect on January 1, 2020. The CCPA creates individual privacy rights for California consumers and increases the privacy and security obligations of entities handling certain personal data. The CCPA provides for civil penalties for violations, as well as a private right of action for data breaches that is expected to increase data breach litigation. The CCPA may increase our compliance costs and potential liability. Many similar laws have been proposed at the federal level and in other states. Any liability from our failure to comply with the requirements of these laws could adversely affect our financial condition.

We have invested, and continue to invest, human and technology resources in our GDPR compliance efforts and our data privacy compliance efforts in general. These compliance efforts may be time-intensive and costly. Despite those efforts, there is a risk that we may be subject to fines and penalties, litigation and reputational harm if we fail to protect the privacy of third party data or comply with the GDPR or other applicable regimes.

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

If there is increased spending by service providers to invest in the rollout of 5G networks and services, such investment could negatively impact decisions by service providers to invest in markets in which Ribbon offers its products and solutions.

As service providers continue to invest in 5G networks and services, such increased expenditures in the 5G networks and services could negatively impact their investment on other non-5G related offerings and services in which Ribbon participates. Accordingly, our operating results could suffer.

Man-made problems, such as terrorism, and natural catastrophic events may disrupt our operations and harm our operating results.

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

Natural catastrophic events, such as earthquakes, fires, floods, tornadoes, or pandemics (such as the coronavirus outbreak) may also affect our or our customers' operations. For example, we have offices located in the San Jose area of Northern California; Mexico City, Mexico; and Tokyo, Japan, regions known for seismic activity. A significant natural disaster, such as wildfires, earthquakes or floods, could have a material adverse effect on our business in these locations.

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

Further, we are required to integrate Edgewater, Anova and other acquired businesses into our system of disclosure controls and procedures and internal control over financial reporting. As may be the case with other companies we acquire, prior to the Edgewater and Anova Acquisitions, neither Edgewater nor Anova was required to implement or maintain the disclosure controls and procedures or internal control over financial reporting that are required of public companies. We cannot provide assurance as to the effectiveness of those integrations.

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

Under generally accepted accounting principles, we review our intangible assets for impairment when events or changes in circumstances indicate the carrying value may not be recoverable. Our intangible assets increased by approximately $11 million as a result of the Anova Acquisition in 2019, by approximately $57 million in 2018 as a result of the Edgewater Acquisition and by approximately $237 million in 2017 as a result of the Merger. Goodwill, which increased by approximately $6 million as a result of the Anova Acquisition in 2019, by approximately $48 million in 2018 as a result of the Edgewater Acquisition and by approximately $286 million in 2017 as a result of the Merger, is tested for impairment at least annually. Based on the results of our 2019 annual impairment test, we determined that our carrying value exceeded our fair value and accordingly, we recorded a goodwill impairment charge of $164.3 million, which had a material impact on both our net loss and loss per share for the year ended December 31, 2019. Factors that may be considered a change in circumstances indicating that the carrying value of our goodwill or intangible assets may not be recoverable include significant underperformance relative to plan or long-term projections, strategic changes in business strategy, significant negative industry or economic trends, significant change in circumstances relative to a large customer, significant decline in our stock price for a sustained period and decline in our market capitalization to below net book value. Any additional material impairment of goodwill or intangible assets could adversely affect our results of operations.

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

Patent litigation, regardless of its outcome, will likely result in the expenditure of significant financial resources and the diversion of management’s time and resources. In addition, patent litigation may cause negative publicity and adversely impact our ability to gain prospective customers. If a third party's claim of infringement against us in a particular patent litigation is successful, and we could not develop non-infringing technology or license the infringed or similar technology on a timely and cost-effective basis, our revenue may decrease substantially, and we could be exposed to significant liability. A court could enter orders that temporarily, preliminarily or permanently enjoin us or our customers from making, using, selling, offering to sell or importing our current or future products, or could enter an order mandating that we undertake certain remedial activities. In addition, costs relating to indemnification provisions in our product agreements may be significant. At this time, it is not possible to predict the outcome of our ongoing lawsuits over intellectual property rights, including whether or not any proceedings will continue and when or how these matters will be resolved.

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

Increases in tariffs, trade restrictions or taxes on our products, as well as other risks of international operations, could have an adverse impact on our operations.

We manufacture certain of our appliance products and purchase a portion of our raw materials and components from suppliers in Mexico, China and other foreign countries. The commerce we conduct in the international marketplace makes us subject to tariffs, trade restrictions and other taxes when the raw materials or components we purchase, and the products we ship, cross international borders. Import tariffs and/or other mandates imposed by the current presidential administration have and could in the future lead to retaliatory actions by affected countries, resulting in “trade wars,” and could significantly increase the prices on raw materials, the manufacturing of our equipment, and/or increased costs for goods imported into the United States, all of which are critical to our business. Any such tariffs could reduce customer demand for our products if our customers have to pay increased prices for our products as a result of such tariffs. In addition, tariff increases may have a similar impact on other suppliers and certain other customers, which could increase the negative impact on our operating results or future cash flows.

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

Following a national referendum and enactment of legislation by the government of the United Kingdom, the United Kingdom withdrew from the European Union ("Brexit") on January 31, 2020 and entered into a transition period during which it will continue its ongoing and complex negotiations with the European Union relating to the future trading relationship between the parties. Significant political and economic uncertainty remains about whether the terms of the relationship will differ materially from the terms before withdrawal, as well as about the possibility that a so-called "no deal" separation will occur if negotiations are not completed by the end of the transition period. These developments in turn may inhibit our sales, mobility of our personnel, and our access to capital. If the United Kingdom and the European Union are unable to negotiate acceptable terms or if other Member States pursue withdrawal, barrier-free access between the United Kingdom and other Member States or among the European economic area overall could be diminished or eliminated. Additionally, political instability in the European Union as a result of Brexit may result in a material negative effect on credit markets and foreign direct investments in the European Union and United Kingdom.

Our use and reliance upon research and development resources in global locations may expose us to unanticipated costs and/or liabilities.

We have research and development offices in various global locations. Our development efforts and other operations in these locations could involve significant risks, including:

•	difficulty hiring and retaining appropriate engineering and management resources due to intense competition for such resources and resulting wage inflation;

•	knowledge transfer related to our technology and resulting exposure to misappropriation of intellectual property or information that is proprietary to us, our customers and other third parties;

•	heightened exposure to changes in economic, security and global political conditions; and

•	fluctuations in currency exchange rates and tax compliance.

Difficulties resulting from the factors noted above and other risks related to our global operations could increase our expenses, impair our development efforts, harm our competitive position and damage our reputation.

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

We entered into a stockholders’ agreement with certain GENBAND stockholders in connection with the consummation of the Sonus and GENBAND merger, which provided such stockholders with certain rights that may differ from the rights of our other stockholders. Such GENBAND stockholders may decide to sell their shares in bulk or from time to time, which timing we cannot control.

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

The ECI Merger Agreement provides that, at the time of the closing of the ECI Merger (the "Effective Time"), we and certain significant stockholders will enter into an amended and restated stockholders agreement (the "Restated Stockholders Agreement"). The Restated Stockholders Agreement will contain voting obligations, transfer restrictions, standstill provisions and preemptive rights that are substantially similar to the obligations that exist in the current Stockholders Agreement currently in effect between the Company and the OEP Stockholders.

Additionally, the ECI Merger Agreement provides that, at the Effective Time, the Company, the OEP Stockholders and ECI Holding (Hungary) kft or one of its affiliates will enter into an amended and restated registration rights agreement that is substantially similar to the current registration rights agreement currently in effect between the Company and the OEP Stockholders.

The OEP Stockholders own approximately 47% of our common stock as of January 31, 2020, and may decide to sell their shares in bulk or from time to time, except as provided under the Restated Stockholders Agreement, which timing we cannot control. The sale of their shares may increase the volatility of our stock price, and our stock price could decline as a result.

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

Item 1B. Unresolved Staff Comments
None.

Item 2. Properties

During 2019, we initiated a plan to consolidate and reduce the number of facilities worldwide. This includes plans to provide a new customer experience center for product demonstration and training, relocate and consolidate our laboratories, server farms and Cloud service infrastructure and condense research and development, sales, marketing, business operations and administrative functions into our North Dallas campus that is in close proximity locations of our Tier 1 U.S. customers.  We expect to substantially complete our relocation and other site closure activities in the first half of 2020.

We also lease smaller (under 20,000 square feet) office space in various countries around the world for sales, marketing, engineering, development, and customer services and support staff, as well as for warehouse purposes.  We are exiting certain of these facilities. We believe our remaining facilities will be adequate for our current needs and that suitable additional space will be available as needed.

As of December 31, 2019, we maintained the following principal facilities:

Location	Principal use	Lease expiration
North Dallas, Texas (a)	Sales, marketing, engineering/development, customer support and general and administrative	September 2032
Plano, Texas (b)	Engineering/development, customer support, general and administrative and sales	February 2022
Ottawa, Canada (c)	Engineering/development, customer support and general and administrative	December 2029
Westford, Massachusetts	Corporate headquarters, engineering/development, customer support, general and administrative and sales	August 2028
Research Triangle Park, North Carolina	Engineering/development, customer support, general and administrative and sales	April 2027
Bangalore, India	Engineering/development, customer support and general and administrative	October 2024
Durham, North Carolina (d)	Warehouse	August 2021
Bangalore, India	Engineering/development, customer support and general and administrative	December 2023
San Jose, California	Engineering/development, customer support and sales	November 2023
Richardson, Texas (e)	Customer testing	January 2020
Prague, Czech Republic (c)	Customer support	October 2025
Maidenhead, United Kingdom (c)	Engineering/development, customer support and sales	July 2020
__________

(a) This facility is currently being fitted for occupancy. Upon completion, operations will be relocated from the Plano, Texas site.
(b) This facility will be vacated as part of our restructuring initiative to consolidate our North Texas operations and we will move into our new facility upon completion of the site.

(c) A portion of this facility was not in use at December 31, 2019 and is currently being subleased as part of a restructuring initiative.
(d) This facility was not in use at December 31, 2019 as part of a restructuring initiative and is currently being subleased.
(e) This facility will be vacated at the lease expiration date and relocated as part of our plans to consolidate our North Texas sites.

Item 3. Legal Proceedings

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

After the Miller Complaint was filed, several parties filed and briefed motions seeking to be selected by the Massachusetts District Court to serve as a Lead Plaintiff in the action. On June 21, 2019, the Massachusetts District Court appointed a group as Lead Plaintiffs and the Lead Plaintiffs filed an amended complaint on July 19, 2019. On August 30, 2019, the Defendants filed a motion to dismiss the Miller Complaint and, on October 4, 2019, the Lead Plaintiffs filed an opposition to the motion to dismiss. The Defendants filed a reply to such opposition on November 1, 2019. There was an oral argument on the motion to dismiss on February 12, 2020.

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

Holders

At February 20, 2020, there were approximately 426 holders of record of our common stock.

Recent Sales of Unregistered Securities

None.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

The following table summarizes repurchases of our common stock during the fourth quarter of 2019:

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Approximate Dollar Value of Shares that May Yet be Purchased Under the Plans or Programs (3)
October 1, 2019 to October 31, 2019	—	$—	—	$70,463,973
November 1, 2019 to November 30, 2019	2,053	$3.00	—	$70,463,973
December 1, 2019 to December 31, 2019	34,593	$3.08	—	$70,463,973
Total	36,646	$3.08	—	$70,463,973

(1) Upon vesting of restricted stock awards, certain of our employees may return to us a portion of the newly vested shares to satisfy the tax withholding obligations that arise in connection with such vesting. During the fourth quarter of 2019, 36,646 shares of restricted stock were returned to us by employees to satisfy tax withholding obligations arising in connection with vesting of restricted stock, which shares are included in this column.

(2) On May 2, 2019, we announced a stock repurchase program, under which our Board of Directors has authorized the repurchase of up to $75 million of our common stock from time to time on the open market or in privately negotiated transactions prior to April 18, 2021 (the "Repurchase Program"). We did not repurchase any shares of our common stock under the Repurchase Program during the fourth quarter of 2019. At December 31, 2019, we had $70.5 million remaining under the Repurchase Program for future repurchases. The timing and amount of any shares repurchased will be determined by our management based on its evaluation of market conditions and other factors. We may elect to implement a 10b5-1 repurchase program, which would permit shares to be repurchased when we might otherwise be precluded from doing so under insider trading laws. The Repurchase Program may be suspended or discontinued at any time. The Repurchase Program is being funded using our working capital.

(3) Represents amounts available for repurchases under the Repurchase Program.

Performance Graph

The following performance graph compares the cumulative total return to stockholders for our common stock for the period from October 30, 2017 (the date Ribbon's common stock began trading on Nasdaq) through December 31, 2019 with the cumulative total return over the same period on the Nasdaq Composite Index, the Nasdaq Telecommunications Index and the Russell 2000. The comparison assumes an investment of $100 on October 30, 2017 in our common stock and in each of the indices and, in each case, assumes reinvestment of all dividends, if any. The performance shown is not necessarily indicative of future performance.

This graph is not deemed to be "filed" with the SEC or subject to the liabilities of Section 18 of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), and should not be deemed to be incorporated by reference into any of our prior or subsequent filings under the Securities Act of 1933, as amended, or the Exchange Act.

	October 30, 2017	December 31, 2017	December 31, 2018	December 31, 2019
Ribbon Communications Inc.	$100.00	$92.13	$57.45	$36.95
Nasdaq Composite	$100.00	$102.83	$99.91	$136.58
Russell 2000	$100.00	$102.47	$91.18	$114.45
Nasdaq Telecommunications	$100.00	$109.50	$109.10	$122.35

Item 6. Selected Financial Data

On October 27, 2017, (the "Merger Date"), Sonus and GENBAND completed the Merger. The following table presents selected consolidated financial data of Sonus prior to the Merger Date and selected consolidated financial data of Ribbon, on and after the Merger Date. The selected consolidated financial data set forth below as of December 31, 2019 and 2018 and for each of the years ended December 31, 2019, 2018 and 2017 have been derived from the audited consolidated financial statements included elsewhere herein. The selected consolidated financial data set forth below as of December 31, 2017, 2016 and 2015 and for each of the years ended December 31, 2016 and 2015 have been derived from audited consolidated financial statements not included elsewhere herein. The following selected consolidated financial data should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and our consolidated financial statements and notes thereto included elsewhere in this Annual Report on Form 10-K.

Consolidated Statement of Operations Data	Year ended December 31,
(In thousands, except per share amounts)	2019 (1)	2018 (2)	2017 (3)	2016 (4)	2015 (5)
Revenue:
Product	$262,030	$279,014	$181,119	$146,381	$141,913
Service	301,081	298,891	148,823	106,210	107,121
Total revenue	563,111	577,905	329,942	252,591	249,034
Cost of revenue:
Product	133,347	142,185	70,250	47,367	50,460
Service	112,680	127,388	58,196	37,613	36,917
Total cost of revenue	246,027	269,573	128,446	84,980	87,377
Gross profit	317,084	308,332	201,496	167,611	161,657
Operating expenses:
Research and development	141,060	145,462	101,481	72,841	77,908
Sales and marketing	117,962	128,276	83,403	68,539	72,841
General and administrative	53,870	66,036	47,642	35,948	39,846
Impairment of goodwill	164,300	—	—	—	—
Acquisition- and integration-related expense	12,953	16,951	14,763	1,152	131
Restructuring and related expense	16,399	17,015	9,436	2,740	2,148
Total operating expenses	506,544	373,740	256,725	181,220	192,874
Loss from operations	(189,460)	(65,408)	(55,229)	(13,609)	(31,217)
Interest and other income (expense), net	66,567	(8,002)	1,537	2,193	1,329
Loss before income taxes	(122,893)	(73,410)	(53,692)	(11,416)	(29,888)
Income tax (provision) benefit	(7,182)	(3,400)	18,440	(2,516)	(2,007)
Loss from continuing operations	(130,075)	(76,810)	(35,252)	(13,932)	(31,895)
Net loss	$(130,075)	$(76,810)	$(35,252)	$(13,932)	$(31,895)

Loss per share:
Basic
Continuing operations	$(1.19)	$(0.74)	$(0.60)	$(0.28)	$(0.64)
	$(1.19)	$(0.74)	$(0.60)	$(0.28)	$(0.64)
Diluted
Continuing operations	$(1.19)	$(0.74)	$(0.60)	$(0.28)	$(0.64)
	$(1.19)	$(0.74)	$(0.60)	$(0.28)	$(0.64)
Shares used to compute loss per share:
Basic	109,734	103,916	58,822	49,385	49,560
Diluted	109,734	103,916	58,822	49,385	49,560

______________________________

(1) Includes the results of operations of Anova Data, Inc. for the period subsequent to its acquisition by the Company on February 28, 2019. The technology of Anova has been integrated into Ribbon's existing products and accordingly, the results of operations are neither recorded nor disclosed separately.
(2) Includes $21.5 million of revenue and $4.3 million of net loss attributable to Edgewater for the period subsequent to its acquisition by the Company on August 3, 2018.
(3) Includes $69.1 million of revenue and $12.5 million of net loss attributable to GENBAND for the period subsequent to the Merger on October 27, 2017.
(4) Includes $1.9 million of revenue and $4.7 million of net loss attributable to Taqua, LLC for the period subsequent to its acquisition by the Company on September 26, 2016.
(5) Includes the results of operations of the SDN Business of Treq Labs, Inc. for the period subsequent to its acquisition by the Company on January 2, 2015. The Company has not disclosed the revenue and earnings of the SDN Business for the periods since January 2, 2015, as these amounts are not significant to the Company's consolidated financial statements.

	December 31,
Consolidated Balance Sheet Data
(In thousands)	2019	2018	2017	2016	2015
Cash and cash equivalents	$44,643	$43,694	$57,073	$31,923	$50,111
Marketable securities	$—	$7,284	$17,224	$61,836	$58,533
Investments	$—	$—	$9,031	$32,371	$33,605
Working capital	$72,558	$(11,219)	$39,417	$100,845	$117,692
Total assets	$814,908	$957,159	$910,883	$308,059	$312,891
Current portion of long-term debt	$2,500	$—	$—	$—	$—
Revolving credit facility	$8,000	$55,000	$20,000	$—	$—
Long-term debt, net of current	$45,995	$—	$—	$—	$—
Long-term debt, related party	$—	$24,100	$22,500	$—	$—
Long-term deferred revenue	$20,482	$17,572	$14,184	$7,188	$7,374
Other long-term obligations	$16,589	$30,797	$13,189	$1,633	$2,760
Total stockholders' equity	$483,255	$590,298	$615,421	$219,122	$223,026

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

Presentation

Unless otherwise noted, all financial amounts, excluding tabular information, in this Management's Discussion and Analysis of Financial Condition and Results of Operations ("MD&A") are rounded to the nearest thousand dollar amount, and all percentages, excluding tabular information, are rounded to the nearest percentage point.

Unless otherwise noted, all forward-looking statements in this MD&A exclude the pending ECI Merger.

Business Acquisitions

Pending Merger

On November 14, 2019, we entered into an Agreement and Plan of Merger (the "ECI Merger Agreement") with Eclipse Communications Ltd., an indirect wholly-owned subsidiary of the Company ("Merger Sub"), Ribbon Communications Israel Ltd., ECI Telecom Group Ltd. ("ECI") and ECI Holding (Hungary) kft, pursuant to which Merger Sub will merge with and into ECI, with ECI surviving such merger as a wholly-owned subsidiary of the Company (the "ECI Merger").

Our Board of Directors (the "Board") unanimously approved the ECI Merger Agreement and the transactions contemplated thereby. Our stockholders approved the issuance of 32.5 million shares of our common stock (the "ECI Stock Consideration") as partial consideration in the ECI Merger.

As provided in the ECI Merger Agreement, at the time of the closing, all equity securities of ECI issued and outstanding immediately prior to the closing will be converted into the right to receive consideration consisting of $324 million in cash (the "ECI Cash Consideration") and the ECI Stock Consideration, less the amount of indebtedness of ECI. ECI equityholders will also receive approximately $31 million from ECI's sale of real estate assets. We intend to fund the ECI Cash Consideration with proceeds from a new $500 million credit facility that we expect to enter into with Citizens Bank, N.A. and Santander Bank, N.A., as joint lead arrangers and bookrunners, in connection with the closing of the ECI Merger (the “2020 Credit Facility”). The 2020 Credit Facility consists of a $400 million term loan, which will be used in part to fund the merger, and a $100 million revolver that is projected to be undrawn at closing. The 2020 Credit Facility will retire our existing credit facility. Immediately following the closing, it is expected that the former holders of ECI will own approximately 23% of our outstanding common shares. The ECI Merger is expected to close in the first quarter of 2020, subject to regulatory approvals and customary closing conditions.

Anova Data, Inc.

On February 28, 2019 (the "Anova Acquisition Date"), we acquired the business and technology assets of Anova Data, Inc. ("Anova"), a private company headquartered in Westford, Massachusetts (the "Anova Acquisition"). Anova is a provider of advanced analytics solutions and its NextGen products provide a cloud-native, streaming analytics platform for network and subscriber optimization and monetization. The Company believes that the Anova Acquisition is reinforcing and extending

Ribbon's strategy to expand into network optimization, security and data monetization via big data analytics and machine learning.

As consideration for the Anova Acquisition, we issued 2.9 million shares of our common stock with a fair value of $15.2 million to Anova's sellers and equity holders on the Anova Acquisition Date and held back an additional 0.3 million shares of our common stock with a fair value of $1.7 million, some or all of which could be issued subject to post-closing adjustments (the "Anova Deferred Consideration"). The Anova Deferred Consideration is included as a component of Accrued expenses and other current liabilities in our consolidated balance sheet at December 31, 2019.

The Anova Acquisition has been accounted for as a business combination and the financial results of Anova have been included in our consolidated financial statements for the period subsequent to the Anova Acquisition Date.

Edgewater Networks, Inc.

On August 3, 2018 (the "Edgewater Acquisition Date"), we completed our acquisition of Edgewater Networks, Inc. ("Edgewater"), a private company headquartered in San Jose, California (the "Edgewater Acquisition"). Edgewater is a market leader in Network Edge Orchestration for the small and medium enterprise and UC market. We believe that the acquisition of Edgewater allows us to offer our global customer base a complete core-to-edge product portfolio, end-to-end service assurance and analytics solutions, and a fully integrated SD-WAN service.

As consideration for the Edgewater Acquisition, we paid, in the aggregate, approximately $46 million of cash, net of cash acquired, and issued 4.2 million shares of Ribbon common stock to Edgewater's selling shareholders and holders of vested in-the-money options and warrants to acquire common stock of Edgewater (the "Edgewater Selling Stakeholders") on the Edgewater Acquisition Date. The cash payment was funded through our then-current credit facility. We had previously agreed to pay the Edgewater Selling Stakeholders an additional $30 million of cash, $15 million of which was to be paid six months from the Edgewater Acquisition Date and the other $15 million of which was to be paid as early as nine months from the Edgewater Acquisition Date and no later than 18 months from the Edgewater Acquisition Date (the exact timing of which would depend on the amount of revenue generated from the sales of Edgewater products in 2018) (the "Edgewater Deferred Consideration").

On February 15, 2019, we and the Edgewater Selling Stakeholders agreed to reduce the amount of Edgewater Deferred Consideration from $30 million to $21.9 million and agreed that all such deferred consideration would be payable on March 8, 2019. We paid the Edgewater Selling Stakeholders $21.9 million on March 8, 2019 and recorded the reduction to the Edgewater Deferred Consideration of $8.1 million in Other income, net, in our consolidated statement of operations for the year ended December 31, 2019.

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

Pursuant to the Merger Agreement, NewCo issued 50.9 million shares to the GENBAND equity holders, with the number of shares issued in the aggregate to the GENBAND equity holders equal to the number of shares of Sonus common stock outstanding immediately prior to the closing date of the Merger, such that former stockholders of Sonus would own 50%, and former shareholders of GENBAND and the two related holding companies would own 50% of the shares of NewCo common stock issued and outstanding immediately following the consummation of the Merger.

The Merger has been accounted for as a business combination and the financial results of GENBAND have been included in our consolidated financial statements beginning on the Merger Date. On November 28, 2017, the Company changed its name from "Sonus Networks, Inc." to "Ribbon Communications Inc."

Litigation Settlement

On April 22, 2019, we and Metaswitch Networks Ltd., Metaswitch Networks Corp and Metaswitch Inc. (collectively, "Metaswitch") agreed to a binding mediator's proposal that resolves the six previously disclosed lawsuits between the Company and Metaswitch (the "Lawsuits"). We and Metaswitch signed a Settlement and Cross-License Agreement on May 29, 2019 (the "Royalty Agreement"). Pursuant to the terms of the Royalty Agreement, Metaswitch agreed to pay us an aggregate amount of $63.0 million, which included cash payments of $37.5 million during the second quarter of 2019 and $25.5 million payable in three installments annually, beginning June 26, 2020, with such installment payments accruing interest at a rate of 4% per year. As part of the Royalty Agreement, we and Metaswitch have (i) released the other from all claims and liabilities; (ii) licensed each party's existing patent portfolio to the other party; and (iii) requested the applicable courts to dismiss the Lawsuits. We received $37.5 million of aggregate payments from Metaswitch in the second quarter of 2019 and recorded notes receivable for future payments of $25.5 million, comprised of $8.5 million in Other current assets and $17.0 million in Other assets in our consolidated balance sheet at December 31, 2019. We recorded the $63.0 million gain in Other income, net, in our consolidated statement of operations for the year ended December 31, 2019.

Financial Overview

For a discussion of our results of operations for the year ended December 31, 2017, including a year-to-year comparison between 2018 and 2017, and a discussion of our liquidity and capital resources for the year ended December 31, 2017, refer to Part II, Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations" in our Annual Report on Form 10-K/A for the year ended December 31, 2018.

Financial Results

We reported losses from operations of $189 million for 2019 and $65 million for 2018. We reported net losses of $130 million for 2019 and $77 million for 2018.

Our revenue was $563 million in 2019 and $578 million in 2018. Our gross profit was $317 million in 2019 and $308 million in 2018. Our gross profit as a percentage of revenue ("total gross margin") was 56% in 2019 and 53% in 2018.

Our operating expenses were $507 million in 2019 and $374 million in 2018. Our 2019 operating expenses included $164 million for the impairment of goodwill, $13 million of acquisition- and integration-related expenses, primarily related to the pending ECI Merger, and $16 million of restructuring expense, primarily related to severance and related costs. Our 2018 operating expenses included $17 million of acquisition- and integration-related expenses, primarily related to the Merger and, to a lesser extent, to the Edgewater Acquisition, and $17 million of restructuring expense, primarily related to severance and related costs.

We recorded stock-based compensation expense of $13 million in 2019 and $11 million in 2018. The expense recorded in 2019 includes $2 million of incremental expense related to the accelerated vesting of RSUs and PSUs held by our former president and chief executive officer, Franklin Hobbs, in connection with his separation from the Company effective December 31, 2019.

See "Results of Operations" in this MD&A for additional discussion of our results of operations for the years ended December 31, 2019 and 2018.

Restructuring and Cost Reduction Initiatives

In June 2019, we implemented a restructuring plan to further streamline our global footprint, improve our operations and enhance our customer delivery (the "2019 Restructuring Initiative"). The 2019 Restructuring Initiative includes facility consolidations, refinement of our research and development activities, and a reduction in workforce. In connection with this initiative, we expect to reduce our focus on hardware and appliance-based development over time and to increase our development focus on software virtualization, functional simplicity and important customer requirements. The facility consolidations under the 2019 Restructuring Initiative (the "Facilities Initiative") include a consolidation of our North Texas sites into a single campus, housing engineering, customer training and support, and administrative functions, as well as a reduction or elimination of certain excess and duplicative facilities worldwide. In addition, we intend to substantially consolidate our global software laboratories and server farms into two lower cost North American sites. We continue to evaluate our properties included in the Facilities Initiative for accelerated amortization and/or right-of-use asset impairment. We expect that the actions under the Facilities Initiative will be completed by the end of 2020.

In connection with the 2019 Restructuring Initiative, we recorded restructuring and related expense of $11 million in the year ended December 31, 2019, comprised of $6 million for severance and related costs for approximately 120 employees, $1 million for variable and other facilities-related costs and $4 million for accelerated amortization of lease assets. We expect that nearly all of the amount accrued for severance and related costs will be paid by the end of the first half of 2020. We estimate that we will record nominal, if any, additional restructuring and related expense related to severance and related costs under the 2019 Restructuring Initiative.

In connection with the Merger, we implemented a restructuring plan in the fourth quarter of 2017 to eliminate certain redundant positions and facilities within the combined companies (the "Merger Restructuring Initiative"). In connection with the Merger Restructuring Initiative, we recorded $5 million of restructuring and related expense in 2019, virtually all of which was for severance and related costs for approximately 40 employees. We recorded $16 million of restructuring expense related to the Merger Restructuring Initiative in 2018, comprised of $15 million for severance and related expenses for approximately 275 employees and $1 million in connection with redundant facilities located in the Czech Republic, Canada and the U.S. We recorded $9 million of restructuring expense in connection with the Merger Restructuring Initiative in 2017 for severance and related expenses for approximately 120 employees. The Merger Restructuring Initiative is substantially complete, and we anticipate that we will record nominal future expense, if any, in connection with this initiative. In connection with the adoption of Accounting Standards Codification ("ASC") 842, Leases ("ASC 842"), effective January 1, 2019, we wrote off the remaining restructuring accrual related to facilities. We expect that the amount accrued at December 31, 2019 for severance and related expenses will be paid by the end of the first half of 2020.

We assumed GENBAND's restructuring liability aggregating $4 million at the Merger Date (the "GENBAND Restructuring Initiative"), primarily related to headcount reductions. In 2018, we recorded $1 million of restructuring expense for changes in estimated costs for previously recorded initiatives, primarily changes in negotiated severance to employees in certain international locations and changes in estimated sublease income for restructured facilities. In connection with the adoption of ASC 842 effective January 1, 2019, we wrote off the remaining restructuring accrual related to facilities. The GENBAND Restructuring Initiative is complete, and we do not expect to record future expense in connection with this initiative.

On July 25, 2016, we announced a program (the "2016 Restructuring Initiative") to further accelerate our investment in new technologies as the communications industry migrates to a cloud-based architecture and to pursue new strategic initiatives, such as new products and an expanded go-to-market footprint in selected geographies and discrete vertical markets. We have recorded an aggregate of $2 million of restructuring expense in connection with this initiative, primarily for severance and related costs. The actions under the 2016 Restructuring Initiative were completed in 2019 and accordingly, no additional expense will be recorded in connection with this initiative.

In connection with the acquisition of Taqua, we implemented a restructuring plan in the third quarter of 2016 to eliminate certain redundant positions within the combined companies. On October 24, 2016, the Audit Committee of our Board (the "Audit Committee") approved a broader Taqua restructuring plan related to headcount and redundant facilities (collectively, the "Taqua Restructuring Initiative"). In connection with this initiative, we have recorded $2 million of restructuring expense for severance and related costs and estimated costs related to the elimination of redundant facilities. The actions under the Taqua Restructuring Initiative have been completed and accordingly, no additional expense will be recorded in connection with this initiative. In connection with the adoption of ASC 842 effective January 1, 2019, we wrote off the remaining restructuring accrual related to redundant facilities.

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

Revenue Recognition. We account for revenue in accordance with ASC 606, Revenue from Contracts with Customers ("ASC 606"), which we adopted on January 1, 2018 using the modified retrospective method.

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

The software licenses typically provide a perpetual right to use our software. We also sell term-based software licenses that expire and Software-as-as-Service ("SaaS")-based software, which are referred to as subscription arrangements. We do not customize our software nor are installation services required, as the customer has a right to utilize internal resources or a third-party service company. The software and appliances are delivered before related services are provided and are functional without professional services or customer support. We have concluded that our software licenses are functional intellectual property that are distinct, as the user can benefit from the software on its own. The product revenue is typically recognized upon transfer of control or when the software is made available for download, as this is the point that the user of the software can direct the use of, and obtain substantially all of the remaining benefits from, the functional intellectual property. We do not recognize software revenue related to the renewal of subscription software licenses earlier than the beginning of the subscription period. Appliance products are generally sold with software to provide the customer solution.

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

Our annual testing for impairment of goodwill is completed as of November 30. We operate as a single operating segment with one reporting unit and consequently we evaluate goodwill for impairment based on an evaluation of the fair value of the Company as a whole. Based on the results of our 2019 annual impairment test, we determined that our carrying value exceeded our fair value. We performed a fair value analysis using both an Income and Market approach, which encompasses a discounted cash flow analysis and a guideline public company analysis using selected multiples. We determined that the amount of the impairment was $164 million and recorded an impairment charge in the fourth quarter of 2019. The impairment charge is reported separately in our consolidated statement of operations for the year ended December 31, 2019.

We performed our assessments for the years ended December 31, 2018 and 2017 and determined that in each such year, our fair value was in excess of our carrying value and accordingly, there was no impairment of goodwill.

At certain times during both 2019 and 2018, including at our annual testing date of November 30, 2018, our market capitalization was below our book value. While we concluded that our fair value exceeded carrying value at November 30, 2018, we regularly monitored for changes in circumstances, including changes to our projections regarding performance of the business, that could result in impairment of goodwill.

Leases. Effective January 1, 2019, we adopted Accounting Standards Update ("ASU") 2016-02, Leases (Topic 842) Section A - Leases: Amendments to the FASB Accounting Standards Codification ("ASU 2016-02"), the new standard on accounting for leases. ASU 2016-02 introduces a lessee model that brings most leases onto the balance sheet and eliminates the current GAAP requirement for an entity to use bright-line tests in determining lease classification. We must determine if an arrangement is a lease at inception. A contract is determined to contain a lease component if the arrangement provides us with a right to control the use of an identified asset. Lease agreements may include lease and non-lease components. In such instances for all classes of underlying assets, we do not separate lease and non-lease components but instead account for the entire arrangement under leasing guidance. Leases with an initial term of 12 months or less are not recorded on the balance sheet and lease expense for these leases is recognized on a straight-line basis over the lease term.

Right-of-use assets and lease liabilities are initially measured based on the present value of the future minimum fixed lease payments (i.e., fixed payments in the lease contract) over the lease term at the commencement date. As our existing leases do not have a readily determinable implicit rate, we use our incremental borrowing rate based on the information available at the commencement date in determining the present value of future minimum fixed lease payments. We calculate our incremental borrowing rate to reflect the interest rate that we would have to pay to borrow on a collateralized basis an amount equal to the lease payments in a similar economic environment over a similar term and consider our historical borrowing activities and market data from entities with comparable credit ratings in this determination. The measurement of the right-of-use asset also includes any lease payments made prior to the commencement date (excluding any lease incentives) and initial direct costs incurred. We assessed our right-of-use assets for impairment as of December 31, 2019 and determined no impairment has occurred.

Lease terms may include options to extend or terminate the lease and we incorporate such options in the lease term when we have the unilateral right to make such an election and it is reasonably certain that we will exercise that option. In making this determination, we consider our prior renewal, termination history and planned usage of the assets under lease, incorporating expected market conditions.

For restructuring events that involve lease assets and liabilities, we apply lease reassessment and modification guidance and evaluate the right-of-use assets for potential impairment. If we plan to exit all or distinct portions of a facility and do not have the ability or intent to sublease, we will accelerate the amortization of each of these lease components through the vacate date. The accelerated amortization is recorded as a component of Restructuring and related expense in our consolidated statements of operations. Related variable lease expenses will continue to be expensed as incurred through the vacate date, at which time we will reassess the liability balance to ensure it appropriately reflects the remaining liability associated with the premises and record a liability for the estimated future variable lease costs.

Accounting for Income Taxes. Our provision for income taxes is comprised of a current and a deferred portion. The current income tax provision is calculated as the estimated taxes payable or refundable on tax returns for 2019. We provide for deferred income taxes resulting from temporary differences between financial and taxable income. Such differences arise primarily from tax net operating loss ("NOL") and credit carryforwards, depreciation, deferred revenue, stock-based compensation expense, accruals and reserves.

We assess the recoverability of any tax assets recorded on the balance sheet and provide any necessary valuation allowances as required. In evaluating our ability to recover our deferred tax assets, we consider all available positive and negative evidence, including our past operating results, the existence of cumulative income in the most recent years, changes in the business in which we operate and our forecast of future taxable income. In determining future taxable income, we are responsible for assumptions utilized, including the amount of state, federal and international pre-tax operating income, the reversal of temporary differences and the implementation of feasible and prudent tax planning strategies. These assumptions require significant judgment about the forecasts of future taxable income and are consistent with the plans and estimates we are using to manage our underlying businesses. Such assessment is completed on a jurisdiction by jurisdiction basis.

At December 31, 2019, we had valuation allowances of $71 million to offset net domestic deferred tax assets of $72 million. In addition, we had valuation allowances to offset Canada federal credits carryovers of $11 million, Ireland net deferred tax assets of $9 million and Brazil net deferred tax assets of $3 million. In the event we determine it is more likely than not that we will be able to use a deferred tax asset in the future in excess of its net carrying value, the valuation allowance would be reduced, thereby increasing net earnings and increasing equity in the period such determination is made. We have recorded net deferred tax assets in some of our other international subsidiaries. These amounts could change in future periods based upon our operating results and changes in tax law.

We provide for income taxes during interim periods based on the estimated effective tax rate for the full year. We record a cumulative adjustment to the tax provision in an interim period in which a change in the estimated annual effective tax rate is determined.

We have provided for income taxes on the undistributed earnings of our non-U.S. subsidiaries as of December 31, 2019, with the exception of the Company's Irish subsidiary, as we do not plan to permanently reinvest these amounts outside the U.S. The repatriation of the undistributed earnings would result in withholding taxes imposed on the repatriation. Consequently, we have recorded a tax liability of $5 million, consisting of potential withholding and distribution taxes related to undistributed earnings from these subsidiaries as of December 31, 2019. Had the earnings of the Irish subsidiary been determined to not be permanently reinvested outside the U.S., no additional deferred tax liability would be required due to no withholding taxes or income tax expense being imposed on such repatriation.

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

We completed our accounting for the effects of the Tax Act in the fourth quarter of 2018 and the effects of the Tax Act were reflected in in our 2018 tax provision. We considered the impact of the Base Erosion and Anti-Abuse Tax ("BEAT"), the GILTI, the deduction for foreign derived intangible income and other provisions of the Tax Act when preparing our 2018 tax provision. Based on this analysis, we recorded BEAT tax expense of $0.4 million in 2018 and recorded an adjustment to the provisional amounts previously recorded related to the Tax Act that decreased our deferred tax assets by $0.2 million. When the 2018 Federal tax return was filed, there was no BEAT tax expense. The related true-up was recorded as a provision to return adjustment in the 2019 tax provision.

Results of Operations
Years Ended December 31, 2019 and 2018

Revenue. Revenue for the years ended December 31, 2019 and 2018 was as follows (in millions, except percentages):

	Year ended December 31,		Increase (decrease) from prior year
	2019	2018	$	%
Product	$262.0	$279.0	$(17.0)	(6.1)%
Service	301.1	298.9	2.2	0.7%
Total revenue	$563.1	$577.9	$(14.8)	(2.6)%

Our product revenue is generated from sales of software with attached appliances, software licenses and software subscription fees. Certain of our products may be included in more than one of our solutions (session control solutions, network transformation solutions, and applications and security solutions), depending upon the configuration of the individual customer solutions sold. Our software with attached appliances and software license revenues are primarily comprised of our media gateway, call controller, signaling, virtual mobile core, security and management products. Our software subscription fees revenue is primarily comprised of sales of our UC-related (i.e., application server, media server, etc.) and Kandy Cloud products. Each of our solutions portfolios addresses both the service provider and enterprise markets and are sold through both our direct sales program and from indirect sales through our channel partner program.

The decrease in our product revenue in 2019 compared to 2018 was primarily the result of $39 million of lower sales of software with attached appliances, partially offset by $22 million of higher sales of our software licenses and subscriptions.

In 2019, 27% of our product revenue was attributable to sales to enterprise customers, compared to 21% in 2018. These sales were made through both our direct sales team and indirect sales channel partners.

In 2019, 36% of our product revenue was from indirect sales through our channel partner program, compared to 25% in 2018.

The timing of the completion of customer projects and revenue recognition criteria satisfaction may cause our product revenue to fluctuate from one period to the next.

Service revenue is primarily comprised of appliance and software maintenance and support (“maintenance revenue”) and network design, installation and other professional services (“professional services revenue”).

Service revenue for the years ended December 31, 2019 and 2018 was comprised of the following (in millions, except percentages):

	Year ended December 31,		Increase from prior year
	2019	2018	$	%
Maintenance	$234.2	$234.0	$0.2	0.1%
Professional services	66.9	64.9	2.0	3.0%
Total service revenue	$301.1	$298.9	$2.2	0.7%

Our maintenance revenue was essentially unchanged in 2019 compared to 2018, as expected industry consolidation and the resulting pricing pressure were offset by the sale of new software products under maintenance support. The increase in professional services revenue was primarily due to the timing and related revenue recognition of certain projects in 2019 compared to 2018.

The following customers contributed 10% or more of our revenue in the years ended December 31, 2019 and 2018:

	Year ended December 31,
	2019	2018
Verizon Communications Inc.	17%	17%
AT&T Inc.	12%	*

* Less than 10% of total revenue.

Revenue earned from customers domiciled outside the United States was 39% of revenue in 2019 and 42% of revenue in 2018. Due to the timing of project completions, we expect that the domestic and international components as a percentage of our revenue may fluctuate from quarter to quarter and year to year. Our total revenue for the years ended December 31, 2019 and 2018 was disaggregated geographically as follows:

Year ended December 31, 2019	Product revenue	Service revenue (maintenance)	Service revenue (professional services)	Total revenue
United States	$170,937	$133,271	$37,085	$341,293
Europe, Middle East and Africa	42,262	43,186	12,279	97,727
Japan	13,065	11,692	5,842	30,599
Other Asia Pacific	17,552	16,106	4,879	38,537
Other	18,214	29,973	6,768	54,955
	$262,030	$234,228	$66,853	$563,111

Year ended December 31, 2018	Product revenue	Service revenue (maintenance)	Service revenue (professional services)	Total revenue
United States	$169,510	$132,282	$35,832	$337,624
Europe, Middle East and Africa	37,833	46,856	11,794	96,483
Japan	23,108	11,234	5,069	39,411
Other Asia Pacific	30,575	12,321	4,358	47,254
Other	17,988	31,273	7,872	57,133
	$279,014	$233,966	$64,925	$577,905

Our deferred product revenue was $5 million at December 31, 2019 and $14 million at December 31, 2018. Our deferred service revenue was $116 million at December 31, 2019 and $108 million at December 31, 2018. Our deferred revenue balance may fluctuate as a result of the timing of revenue recognition, customer payments, maintenance contract renewals, contractual billing rights and maintenance revenue deferrals included in multiple element arrangements.

We expect that our total revenue in 2020 will increase slightly compared with our 2019 total revenue.

Cost of Revenue/Gross Margin. Our cost of revenue consists primarily of amounts paid to third-party manufacturers for purchased materials and services, royalties, and manufacturing and services personnel and related costs. Our cost of revenue and gross margins for the years ended December 31, 2019 and 2018 were as follows (in millions, except percentages):

	Year ended December 31,		Decrease from prior year
	2019	2018	$	%
Cost of revenue
Product	$133.3	$142.2	$(8.9)	(6.2)%
Service	112.7	127.4	(14.7)	(11.5)%
Total cost of revenue	$246.0	$269.6	$(23.6)	(8.7)%
Gross margin
Product	49.1%	49.0%
Service	62.6%	57.4%
Total gross margin	56.3%	53.4%

Our product gross margin in 2019 was essentially unchanged compared with 2018. The gross margin benefit of increasing sales of higher gross margin software products was offset by the inclusion of a full year of Edgewater product sales in 2019, as Edgewater products include attached appliances as part of a sales order. Our purchases of materials and components were $70 million in 2019, compared with $75 million in 2018. The reduction in 2019 reflects the higher software content of our 2019 sales as a percentage of total product revenue compared with 2018, offset by the inclusion of a full year of Edgewater attached appliance purchases. We expect that our future purchases of materials and components will decrease as a result of the increasing software content of our products, both in absolute terms and as a percentage of revenue.

The increase in service gross margin in 2019 compared to 2018 was primarily due to efficiency measures undertaken in our professional sales organization.

We believe that our total gross margin will increase in 2020 compared to 2019, primarily due to the expected higher software content as a percentage of our total revenue, coupled with the impact of our restructuring and integration cost reduction initiatives.

Research and Development Expenses. Research and development expenses consist primarily of salaries and related personnel expenses and prototype costs for the design, development, testing and enhancement of our products. Research and development expenses for the years ended December 31, 2019 and 2018 were as follows (in millions, except percentages):

Year ended December 31,		Decrease from prior year
2019	2018	$	%
$141.1	$145.5	$(4.4)	(3.0)%

The decrease in research and development expenses in 2019 compared with 2018 was primarily attributable to $6 million of lower employee-related expenses, partially offset by $1 million of higher product development expense (i.e., third-party development, prototype and test equipment costs) and $1 million of higher infrastructure-related expenses. The decrease in employee-related expenses was primarily attributable to lower salary and related expenses, reflecting the impact of our restructuring and cost savings initiatives.

Some aspects of our research and development efforts require significant short-term expenditures, the timing of which may cause significant variability in our expenses. We believe that rapid technological innovation is critical to our long-term success, and we are tailoring our investments to meet the requirements of our customers and market. We believe that our research and development expenses in 2020 will benefit from our ongoing restructuring and cost savings initiatives, partially offset by our increased investment in our software solutions.

Sales and Marketing Expenses. Sales and marketing expenses consist primarily of salaries and related personnel costs, commissions, travel and entertainment expenses, promotions, customer trial and evaluations inventory and other marketing and sales support expenses. Sales and marketing expenses for the years ended December 31, 2019 and 2018 were as follows (in millions, except percentages):

Year ended December 31,		Decrease from prior year
2019	2018	$	%
$118.0	$128.3	$(10.3)	(8.0)%

The decrease in sales and marketing expenses in 2019 compared with 2018 was primarily attributable to $12 million of lower employee-related expenses, partially offset by $1 million of higher amortization of acquired intangible assets and $1 million of net increases in other sales and marketing expenses. The decrease in employee-related expenses was primarily attributable to lower salary and related expenses, reflecting the impact of our restructuring and cost savings initiatives.

We believe that our sales and marketing expenses will increase in 2020 compared with 2019, primarily due to higher amortization of intangible assets arising from prior acquisitions, coupled with slightly higher employee-related expenses.

General and Administrative Expenses. General and administrative expenses consist primarily of salaries and related personnel costs for executive and administrative personnel, and audit, legal and other professional fees. General and administrative expenses for the years ended December 31, 2019 and 2018 were as follows (in millions, except percentages):

Year ended December 31,		Decrease from prior year
2019	2018	$	%
$53.9	$66.0	$(12.1)	(18.4)%

The decrease in 2019 general and administrative expenses compared with 2018 was primarily attributable to $5 million of lower employee-related expenses, $4 million of lower legal fees and $3 million of lower consulting fees. The decrease in employee-related expenses was primarily attributable to lower salary and related expenses, reflecting the impact of our restructuring and cost savings initiatives.

We believe that our general and administrative expenses will decrease in 2020 compared with 2019, primarily due to savings from our restructuring and integration cost savings initiatives.

Impairment of Goodwill. Our annual testing for impairment of goodwill is completed as of November 30. We operate as a single operating segment with one reporting unit and consequently evaluate goodwill for impairment based on an evaluation of the fair value of the Company as a whole. Based on the results of our 2019 annual impairment test, we determined that our carrying value exceeded our fair value and accordingly, we recorded an impairment charge of $164 million in 2019. Impairment of goodwill is reported separately in the consolidated statements of operations.

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

We recorded $13 million of acquisition- and integration-related expenses in 2019, comprised of $9 million of acquisition-related expenses and $4 million of integration-related expenses. The acquisition-related expense primarily related to the pending ECI Merger and, to a lesser extent, the Anova Acquisition and other acquisition-related activities. The integration-related expenses related to our ongoing integration activities, primarily related to the Merger.

We recorded $17 million of acquisition- and integration-related expenses in 2018, comprised of $10 million of acquisition-related expenses and $7 million of integration-related expenses. The acquisition-related expense primarily related to the Merger, with nominal amounts related to the acquisition of Edgewater and other acquisition-related activities.

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

We recorded restructuring and related expense of $16 million in 2019, comprised of $11 million for severance and related costs, $1 million for variable and other facilities-related costs and $4 million for accelerated amortization of lease assets. We recorded $17 million of restructuring and related expense in 2018, comprised of $16 million in connection with our Merger Restructuring Initiative and $1 million for changes in estimated costs in connection with our assumption of GENBAND's restructuring liability at the time of Merger.

Although we have eliminated positions as part of our restructuring initiatives, we continue to hire in certain areas that we believe are important to our future growth. Restructuring and related expense is reported separately in the consolidated statements of operations.

Interest (Expense) Income, net. Interest expense and interest income for the years ended December 31, 2019 and 2018 were as follows (in millions, except percentages):

	Year ended December 31,		Increase (decrease) from prior year
	2019	2018	$	%
Interest income	$0.6	$0.3	$0.3	100.0%
Interest expense	(4.5)	(4.5)	—	—%
Interest (expense) income, net	$(3.9)	$(4.2)	$(0.3)	(7.1)%

Interest income in 2019 was primarily earned from an outstanding $25.5 million three-year note receivable bearing interest at 4%. Interest expense in 2019 primarily related to revolver and term borrowings and the promissory note issued to certain of GENBAND's equityholders in connection with the Merger.

Interest expense in 2018 was primarily comprised of interest on the promissory note issued to certain of GENBAND's equityholders in connection with the Merger, the outstanding revolving credit facility balance and the amortization of debt issuance costs in connection with our revolving credit facilities. Interest income consisted of interest earned on our cash equivalents, marketable securities and investments.

Other Income (Expense), Net. We recorded a gain of $63 million from the settlement of litigation with Metaswitch in 2019 and a gain of $8 million from the reduction of deferred purchase consideration in connection with the Edgewater Acquisition. These gains were the primary components of our other income (expense), net, in 2019 and were partially offset primarily by expense related to foreign currency translation. Our other expense, net, in 2018 was $4 million, and was primarily comprised of expense related to foreign currency translation.

Income Taxes. We recorded income tax provisions of $7 million in 2019 and $3 million in 2018. The provision recorded in 2019 was primarily the result of foreign operations and valuation allowances established. The provision recorded in 2018 was primarily the result of foreign operations.

During 2019 and 2018, we performed an analysis to determine if, based on all available evidence, we considered it more likely than not that some portion or all of the recorded deferred tax assets will not be realized in a future period. As a result of our evaluations, we concluded that there was insufficient positive evidence to overcome the more objective negative evidence related to our cumulative losses and other factors. Accordingly, we maintained a valuation against our domestic deferred tax asset. A similar analysis and conclusion was made with regard to the valuation allowance on the deferred tax assets of our foreign subsidiaries, mainly the Irish and Brazilian subsidiaries. In analyzing the deferred tax assets related to our Canadian subsidiaries, we concluded that it was more likely than not that the Canadian federal credits would not be realized in a future period.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements that have or are reasonably likely to have a current or future material effect on our financial position, changes in financial position, revenue or expenses, results of operations, liquidity, capital expenditures or capital resources.

Liquidity and Capital Resources
Our consolidated statements of cash flows are summarized as follows (in millions):

Year ended December 31, 2019 compared to year ended December 31, 2018	Year ended December 31,
	2019	2018	Change
Net loss	$(130.1)	$(76.8)	$(53.3)
Adjustments to reconcile net loss to cash flows provided by (used in) operating activities	236.4	77.1	159.3
Changes in operating assets and liabilities	(50.6)	(9.9)	(40.7)
Net cash provided by (used in) operating activities	$55.7	$(9.6)	$65.3
Net cash used in investing activities	$(3.5)	$(35.4)	$31.9
Net cash (used in) provided by financing activities	$(51.3)	$31.8	$(83.1)

We had $45 million of cash at December 31, 2019. Our cash, cash equivalents and marketable securities totaled $51 million at December 31, 2018. We had cash held by our non-U.S. subsidiaries aggregating $12 million at December 31, 2019 and $11 million at December 31, 2018. If we elect to repatriate all of the funds held by our non-U.S. subsidiaries as of December 31, 2019, we do not believe that the amounts of potential withholding taxes that would arise from the repatriation would have a material effect on our liquidity.

On December 21, 2017, we entered into a Senior Secured Credit Agreement (the “2017 Credit Facility”) with Silicon Valley Bank ("SVB"), which refinanced the prior credit agreement with SVB that the Company had assumed in connection with the Merger. On June 24, 2018, we amended the 2017 Credit Facility to, among other things, permit the Edgewater Acquisition and related transactions (the "2018 Credit Facility"). At December 31, 2018, we had an outstanding debt balance of $55 million at an average interest rate of 5.96% and $3 million of outstanding letters of credit at an average interest rate of 1.75% under the 2018 Credit Facility. We were in compliance with all covenants of the 2018 Credit Facility at December 31, 2018.

On April 29, 2019, we, as guarantor, and Ribbon Communications Operating Company, Inc., as borrower, entered into a syndicated, amended and restated credit facility (the "2019 Credit Facility") with SVB, as lead agent. The 2019 Credit Facility provides for a $50 million term loan facility that was advanced in full on April 29, 2019, and a $100 million revolving line of credit. The 2019 Credit Facility also includes procedures for additional financial institutions to become syndicate lenders, or for any existing lender to increase its commitment under either the term loan facility or the revolving loan facility, subject to an aggregate increase of $75 million for all incremental commitments under the 2019 Credit Facility. The 2019 Credit Facility is scheduled to mature in 2024. At December 31, 2019, we had an outstanding term loan debt balance of $49 million and an outstanding revolving line of credit balance of $8 million with a combined average interest rate of 3.30%, and $5 million of outstanding letters of credit at an interest rate of 1.50%.

The indebtedness and other obligations under the 2019 Credit Facility are unconditionally guaranteed on a senior secured basis by us and each of our other material U.S. domestic subsidiaries (collectively, the "Guarantors"). The 2019 Credit Facility is secured by first-priority liens on substantially all of our assets.

The 2019 Credit Facility requires periodic interest payments on outstanding borrowings under the facility until maturity. We may prepay all revolving loans under the 2019 Credit Facility at any time without premium or penalty (other than customary LIBOR breakage costs), subject to certain notice requirements.

Revolving loans under the 2019 Credit Facility bear interest at our option at either the Eurodollar (LIBOR) rate plus a margin ranging from 1.50% to 3.00% per year or the base rate (the highest of the Federal Funds rate plus 0.50%, or the prime rate announced from time to time in The Wall Street Journal) plus a margin ranging from 0.50% to 2.00% per year (such margins being referred to as the “Applicable Margin”). The Applicable Margin varies depending on our consolidated leverage ratio (as defined in the 2019 Credit Facility). The base rate and the LIBOR rate are each subject to a zero percent floor.

The 2019 Credit Facility requires compliance with certain financial covenants, including a minimum consolidated quick ratio, minimum consolidated fixed cover charge coverage ratio and maximum consolidated leverage ratio, all of which are defined in the 2019 Credit Facility and tested on a quarterly basis. We were in compliance with all covenants of the 2019 Credit Facility at December 31, 2019.

In addition, the 2019 Credit Facility contains various covenants that, among other restrictions, limit our and our subsidiaries’ ability to enter into certain types of transactions, including, but not limited to: incurring or assuming indebtedness; granting or assuming liens; making acquisitions or engaging in mergers; making dividend and certain other restricted payments; making investments; selling or otherwise transferring assets; engaging in transactions with affiliates; entering into sale and leaseback transactions; entering into burdensome agreements; changing the nature of our business; modifying our organizational documents; and amending or making prepayments on certain junior debt.

The 2019 Credit Facility contains events of default that are customary for a secured credit facility. If an event of default relating to bankruptcy or other insolvency events with respect to a borrower occurs, all obligations under the 2019 Credit Facility will immediately become due and payable. If any other event of default exists under the 2019 Credit Facility, the lenders may accelerate the maturity of the obligations outstanding under the 2019 Credit Facility and exercise other rights and remedies, including charging a default rate of interest equal to 2.00% per year above the rate that would otherwise be applicable. In addition, if any event of default exists under the 2019 Credit Facility, the lenders may commence foreclosure or other actions against the collateral.

If any default exists under the 2019 Credit Facility, or if the Borrower is unable to make any of the representations and warranties as stated in the 2019 Credit Facility at the applicable time, the Borrower will be unable to borrow funds or have letters of credit issued under the 2019 Credit Facility, which, depending on the circumstances prevailing at that time, could have a material adverse effect on the Borrower’s liquidity and working capital.

We intend to fund the cash consideration relating to the proposed ECI Merger with proceeds received from a new credit facility that we expect to enter into with Citizens Bank, N.A. and Santander Bank, N.A., as lead arrangers, in connection with the closing of the ECI Merger. Such cash consideration is expected to be financed through cash on hand and committed debt financing consisting of a new $400 term loan facility and new $100 million revolving credit facility (together, the "2020 Credit Facility"), which is projected to be undrawn at close. The 2020 Credit Facility is expected to retire our 2019 Credit Facility.

In connection with the Merger, on October 27, 2017, we issued a promissory note for $23 million to certain of GENBAND's equity holders (the "Promissory Note"). The Promissory Note did not amortize and the principal thereon was payable in full on the third anniversary of its execution. Interest on the promissory note was payable quarterly in arrears and accrued at a rate of 7.5% per year for the first six months after issuance, and thereafter at a rate of 10% per year. At December 31, 2018, the Promissory Note balance was $24 million, comprised of $22 million of principal plus $2 million of interest converted to principal. On April 29, 2019, concurrently with the closing of the 2019 Credit Facility as discussed above, we repaid in full all outstanding amounts under the Promissory Note, totaling $25 million and comprised of $23 million of principal plus $2 million of interest converted to principal. We did not incur any early termination penalties in connection with this repayment.

In the second quarter of 2019, our Board approved a stock repurchase program pursuant to which we may repurchase up to $75 million of the Company's common stock prior to April 18, 2021. Repurchases under the program may be made in the open market, in privately negotiated transactions or otherwise, with the amount and timing of repurchases depending on the market conditions and corporate discretion. This program does not obligate us to acquire any particular amount of common stock and the program may be extended, modified, suspended or discontinued at any time at the Board's discretion. During the year ended December 31, 2019, we repurchased and retired 1 million shares of our common stock for a total purchase price of $5 million, including transaction fees.

Our operating activities provided $56 million of cash in 2019 and used $10 million of cash in 2018.

In 2019, our cash flow from operating activities was generated from $106 million from our 2019 results, net of non-cash items comprising goodwill impairment, depreciation and amortization, stock-based compensation and other amounts, and $8 million from increased efficiency of inventory, partially offset by cash used for higher other operating assets and accounts receivable aggregating $21 million and lower liabilities of $37 million. The decrease in our liabilities was primarily related to lower accounts payable and accrued expenses and other long-term liabilities. The decrease in accounts payable relates to the timing and amounts of purchases of both services and tangible goods and their related payment arrangements. The decrease in accrued expenses and other long-term liabilities primarily relates to lower accruals for employee-related expenses.

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

Our investing activities used $4 million and $35 million of cash in 2019 and 2018, respectively. In 2019, we used $11 million to purchase property and equipment, partially offset by $7 million of maturities of marketable securities. In 2018, we used $46 million to pay the cash consideration for the Edgewater Acquisition and $8 million to purchase property and equipment, partially offset by $19 million of sales/maturities of marketable securities.

Our financing activities used $51 million of cash in 2019 and provided $32 million of cash in 2018.

In 2019, we repaid outstanding borrowings of $165 million under our credit facilities, comprised of $164 million for borrowings under the revolving line of credit and $1 million for borrowings under the term loan. We also repaid $25 million on the note to certain of the former GENBAND equityholders and the deferred purchase consideration of $22 million to the selling Edgewater shareholders. We spent $5 million to repurchase and retire shares of our common stock on the open market and used $1 million to pay withholding obligations related to the net share settlement of restricted stock awards upon vesting. We also spent $1 million for principal payments on our finance lease obligations and $1 million for debt issuance costs. Our borrowings totaled $167 million, comprised of $117 million of borrowings under the revolving line of credit and $50 million of term loan debt under the 2019 Credit Facility. Cash proceeds from the sale of our common stock under our ESPP and from option exercises totaled approximately $1 million.

Cash provided by financing activities in 2018 was primarily comprised of $35 million of net borrowings against our 2018 Credit Facility, partially offset by $2 million used to pay withholding obligations related to the net share settlement of restricted and performance-based stock grants upon vesting and $1 million in the aggregate used to make principal payments on our finance lease obligations and debt issuance costs related to our 2018 Credit Facility.

Contractual Obligations

Our contractual obligations at December 31, 2019 consisted of the following (in millions):

	Payments due by period
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Finance lease obligations	$3.4	$1.6	$1.8	$—	$—
Operating lease obligations	55.5	10.3	17.1	12.4	15.7
Purchase obligations	54.4	52.3	2.1	—	—
Restructuring severance obligations	2.5	2.5	—	—	—
Debt obligations - principal *	56.8	2.5	5.0	49.3	—
Debt obligations - interest	6.3	1.6	2.9	1.8	—
Employee postretirement defined benefit plans	10.0	0.1	0.1	0.3	9.5
Uncertain tax positions **	3.6	3.6	—	—	—
	$192.5	$74.5	$29.0	$63.8	$25.2

__________________________________

*
Debt obligations - principal represents the outstanding balance on our 2019 Credit Facility of $56.8 million at December 31, 2019, comprised of $8.0 million outstanding under the revolving credit facility and $48.8 million outstanding term loan principal. We periodically make payments and borrow on the revolving credit facility, and accordingly, we have included it in current liabilities in our consolidated balance sheet. However, we have reported the outstanding balance payment due in the table above in the "3-5 years" column based solely on the expiration date of the 2019 Credit Facility.

**
This liability is not subject to fixed payment terms and the amount and timing of payments, if any, that we will make related to this liability are not known. See Note 20 to our consolidated financial statements appearing in this Annual Report on Form 10-K for additional information.

Based on our current expectations, we believe our current cash and available borrowings under the 2019 Credit Facility or the 2020 Credit Facility, as applicable, will be sufficient to meet our anticipated cash needs for working capital, the pending ECI Merger and capital expenditures for at least twelve months. However, the rate at which we consume cash is dependent on the cash needs of our future operations. We anticipate devoting substantial capital resources to continue our research and development efforts, to maintain our sales, support and marketing, to complete merger-related integration activities and for other general corporate activities. However, it is difficult to predict future liquidity requirements with certainty, and our cash and available borrowings under the 2019 Credit Facility or the 2020 Credit Facility, as applicable, may not be sufficient to meet our future needs, which would require us to refinance our debt and/or obtain additional financing. We may not be able to refinance our debt or obtain additional financing on favorable terms or at all.

Recent Accounting Pronouncements

Effective January 1, 2019, we adopted the Financial Accounting Standard Board's ("FASB") new standard on accounting for leases, ASC 842. ASC 842 replaced existing lease accounting rules with a comprehensive lease measurement and recognition standard and expanded disclosure requirements. ASC 842 requires lessees to recognize most leases on their balance sheets and eliminates the current GAAP requirement for an entity to use bright-line tests in determining lease classification.

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

In connection with the adoption of ASC 842, we recorded additional lease assets of approximately $44 million and additional lease liabilities of approximately $48 million as of January 1, 2019. The difference between the additional lease assets and lease liabilities, net of the deferred tax impact, was due to the absorption of related balances into the right-of-use assets, such as deferred rent. The adoption of this standard had no impact on our consolidated statements of operations or of cash flows.

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

In June 2018, the FASB issued ASU 2018-07, Compensation - Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting, which expands the scope of Accounting Standards Codification ("ASC") 718, Compensation - Stock Compensation ("ASC 718"), to include all share-based payment arrangements related to the acquisition of goods and services from both nonemployees and employees. As a result, most of the guidance in ASC 718 associated with employee share-based payments, including most of its requirements related to classification and measurement, applies to nonemployee share-based payment arrangements.

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

In October 2016, the FASB issued ASU 2016-16, Income Taxes (Topic 740): Intra-Entity Transfers of Assets Other Than Inventory, which removes the prohibition in ASC 740, Income Taxes, against the immediate recognition of the current and deferred income tax effects of intra-entity transfers of assets other than inventory.

In addition, the FASB has issued the following accounting pronouncements, none of which we believe will have a material impact on our consolidated financial statements:

In August 2018, the FASB issued ASU 2018-15, Intangibles - Goodwill and Other - Internal-Use Software (Subtopic 350-40): Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract (“ASU 2018-15”), which provides guidance on implementation costs incurred in a cloud computing arrangement (“CCA”) that is a service contract. ASU 2018-15 amends ASC 350, Intangibles - Goodwill and Other (“ASC 350”) to include in its scope implementation costs of a CCA that is a service contract and clarifies that a customer should apply the guidance in

ASC 350-40 to determine which implementation costs should be capitalized in such a CCA. ASU 2018-15 was effective for us beginning January 1, 2020.

In August 2018, the FASB issued ASU 2018-14, Compensation - Retirement Benefits - Defined Benefit Plans - General (Subtopic 715-20): Disclosure Framework - Changes to the Disclosure Requirements for Defined Benefit Plans (“ASU 2018-14”), which amends ASC 715, Compensation - Retirement Benefits, to add, remove and clarify disclosure requirements related to defined benefit pension and other postretirement plans. ASU 2018-14 was effective for us beginning January 1, 2020.

In August 2018, the FASB issued ASU 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework - Changes to the Disclosure Requirements for Fair Value Measurement (“ASU 2018-13”), which changes the fair value measurement requirements of ASC 820, Fair Value Measurement. ASU 2018-13 was effective for us beginning January 1, 2020 for both interim and annual reporting.

In June 2016, the FASB issued ASU 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments ("ASU 2016-13"), which adds an impairment model that is based on expected losses rather than incurred losses. Under ASU 2016-13, an entity recognizes as an allowance its estimate of expected credit losses, which the FASB believes will result in more timely recognition of such losses. In April and May 2019, the FASB issued ASU 2019-04, Codification Improvements to Topic 326, Financial Instruments - Credit Losses, Topic 815, Derivatives and Hedging, and Topic 825, Financial Instruments ("ASU 2019-04") and ASU 2019-05 Financial Instruments - Credit Losses (Topic 326): Targeted Transition Relief ("ASU 2019-05"), respectively. ASU 2019-04 provides transition relief for entities adopting ASU 2016-13 and ASU 2019-05 clarifies certain aspects of the accounting for credit losses, hedging activities and financial instruments in connection with the adoption of ASU 2016-13. ASU 2019-04 and ASU 2019-05 are effective with the adoption of ASU 2016-13, which was effective for us beginning January 1, 2020 for both interim and annual reporting periods.

Item 7A.    Quantitative and Qualitative Disclosures About Market Risk
We are exposed to a variety of market risks, including changes in interest rates affecting the return on our investments and foreign currency fluctuations.
At December 31, 2019, we had outstanding debt totaling approximately $57 million. A hypothetical movement of plus or minus 100 basis points in the interest rate of our outstanding debt would have changed our interest expense by $0.8 million for the year ended December 31, 2019.
Based on a hypothetical 10% adverse movement in all foreign currency exchange rates, our revenue for the year ended December 31, 2019 would have been adversely affected by approximately $8 million and our net loss for the year ended December 31, 2019 would have been adversely affected by approximately $4 million, although the actual effects may differ materially from this hypothetical analysis.

Item 8.    Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors of Ribbon Communications Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Ribbon Communications Inc. and subsidiaries (the "Company") as of December 31, 2019 and 2018, the related consolidated statements of operations, comprehensive loss, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2019, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2019 and 2018, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2019, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 28 2020, expressed an unqualified opinion on the Company's internal control over financial reporting.

Change in Accounting Principle

As discussed in Note 2 to the financial statements, the Company adopted Accounting Standards Codification (ASC) Topic 606, “Revenue from Contracts with Customers,” using the modified retrospective adoption method on January 1, 2018 and adopted ASC Topic 842, “Leases,” using the alternative transition approach on January 1, 2019.

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

Dallas, Texas
February 28, 2020

We have served as the Company's auditor since 2005.

RIBBON COMMUNICATIONS INC.
Consolidated Balance Sheets
(in thousands, except share and per share data)

	December 31, 2019	December 31, 2018
Assets
Current assets:
Cash and cash equivalents	$44,643	$43,694
Marketable securities	—	7,284
Accounts receivable, net	192,706	187,853
Inventory	14,800	22,602
Other current assets	27,146	17,002
Total current assets	279,295	278,435
Property and equipment, net	28,976	27,042
Intangible assets, net	213,366	251,391
Goodwill	224,896	383,655
Deferred income taxes	4,959	9,152
Operating lease right-of-use assets	36,654	—
Other assets	26,762	7,484
	$814,908	$957,159
Liabilities and Stockholders' Equity
Current liabilities:
Current portion of long-term debt	$2,500	$—
Revolving credit facility	8,000	55,000
Accounts payable	31,412	45,304
Accrued expenses and other	56,700	84,263
Operating lease liabilities	7,719	—
Deferred revenue	100,406	105,087
Total current liabilities	206,737	289,654
Long-term debt, net of current	45,995	—
Long-term debt, related party	—	24,100
Operating lease liabilities, net of current	37,202	—
Deferred revenue, net of current	20,482	17,572
Deferred income taxes	4,648	4,738
Other long-term liabilities	16,589	30,797
Total liabilities	331,653	366,861
Commitments and contingencies (Note 23)
Stockholders' equity:
Preferred stock, $0.01 par value; 10,000,000 shares authorized; none issued and outstanding	—	—
Common stock, 240,000,000 shares authorized, $0.0001 par value, 110,471,995 shares issued and outstanding at December 31, 2019; 106,815,636 shares issued and outstanding at December 31, 2018	11	11
Additional paid-in capital	1,747,784	1,723,576
Accumulated deficit	(1,267,067)	(1,136,992)
Accumulated other comprehensive income	2,527	3,703
Total stockholders' equity	483,255	590,298
	$814,908	$957,159

See notes to the consolidated financial statements.

RIBBON COMMUNICATIONS INC.
Consolidated Statements of Operations
(in thousands, except per share data)

	Year ended December 31,
	2019	2018	2017
Revenue:
Product	$262,030	$279,014	$181,119
Service	301,081	298,891	148,823
Total revenue	563,111	577,905	329,942
Cost of revenue:
Product	133,347	142,185	70,250
Service	112,680	127,388	58,196
Total cost of revenue	246,027	269,573	128,446
Gross profit	317,084	308,332	201,496
Operating expenses:
Research and development	141,060	145,462	101,481
Sales and marketing	117,962	128,276	83,403
General and administrative	53,870	66,036	47,642
Impairment of goodwill	164,300	—	—
Acquisition- and integration-related	12,953	16,951	14,763
Restructuring and related	16,399	17,015	9,436
Total operating expenses	506,544	373,740	256,725
Loss from operations	(189,460)	(65,408)	(55,229)
Interest (expense) income, net	(3,877)	(4,230)	263
Other income (expense), net	70,444	(3,772)	1,274
Loss before income taxes	(122,893)	(73,410)	(53,692)
Income tax (provision) benefit	(7,182)	(3,400)	18,440
Net loss	$(130,075)	$(76,810)	$(35,252)

Loss per share:
Basic	$(1.19)	$(0.74)	$(0.60)
Diluted	$(1.19)	$(0.74)	$(0.60)

Shares used to compute loss per share:
Basic	109,734	103,916	58,822
Diluted	109,734	103,916	58,822

See notes to the consolidated financial statements.

RIBBON COMMUNICATIONS INC.
Consolidated Statements of Comprehensive Loss
(in thousands)

	Year ended December 31,
	2019	2018	2017
Net loss	$(130,075)	$(76,810)	$(35,252)
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	194	220	(1,940)
Unrealized gain on available-for-sale marketable securities, net of reclassification adjustments for realized amounts	590	45	146
Employee retirement benefits	(1,960)	369	(578)
Other comprehensive (loss) income, net of tax	(1,176)	634	(2,372)
Comprehensive loss, net of tax	$(131,251)	$(76,176)	$(37,624)

See notes to the consolidated financial statements.

RIBBON COMMUNICATIONS INC.
Consolidated Statements of Stockholders' Equity
(in thousands, except share data)

	Common stock
	Shares	Amount	Additional paid-in capital	Accumulated deficit	Accumulated other comprehensive income (loss)	Total stockholders' equity
Balances, January 1, 2017	49,041,881	$49	$1,250,744	$(1,037,174)	$5,503	$219,122
Issuance of common stock in connection with employee stock purchase plan	249,621		1,252			1,252
Exercise of stock options	105,688		617			617
Vesting of restricted stock awards and units	2,160,553					—
Vesting of performance-based stock awards and units	145,357					—
Shares of restricted stock returned to the Company under net share settlements to satisfy tax withholding obligations	(807,952)		(7,523)			(7,523)
Shares issued as consideration in connection with acquisition of GENBAND	50,857,708	5	413,977			413,982
Stock-based compensation expense			25,657			25,657
Reclassification between Common stock and Additional paid-in capital to record change in par value of common stock		(44)	44			—
Other comprehensive loss					(2,434)	(2,434)
Net loss				(35,252)		(35,252)
Balances, December 31, 2017	101,752,856	10	1,684,768	(1,072,426)	3,069	615,421
Adoption of Accounting Standards Codification 606, Revenue from Contracts with Customers				12,244		12,244
Exercise of stock options	15,935		73			73
Vesting of restricted stock awards and units	1,278,062					—
Vesting of performance-based stock units	57,768					—
Shares of restricted stock returned to the Company under net share settlements to satisfy tax withholding obligations	(524,516)		(2,024)			(2,024)
Shares issued as consideration in connection with acquisition of Edgewater Networks, Inc.	4,235,531	1	29,999			30,000
Assumption of equity awards in connection with acquisition of Edgewater Networks, Inc.			747			747
Stock-based compensation expense			10,013			10,013
Other comprehensive income					634	634
Net loss				(76,810)		(76,810)
Balances, December 31, 2018	106,815,636	11	1,723,576	(1,136,992)	3,703	590,298
Issuance of common stock in connection with employee stock purchase plan	282,646		863			863
Exercise of stock options	127,334		235			235
Vesting of restricted stock awards and units	1,504,707					—
Vesting of performance-based stock units	9,466					—
Shares of restricted stock returned to the Company under net share settlements to satisfy tax withholding obligations	(240,673)		(1,193)			(1,193)
Shares issued as consideration in connection with the acquisition of Anova Data, Inc.	2,948,793		15,186			15,186
Repurchase and retirement of common stock	(975,914)		(4,536)			(4,536)
Reclassification of liability to equity for bonuses converted to stock awards			1,052			1,052
Stock-based compensation expense			12,601			12,601
Other comprehensive loss					(1,176)	(1,176)
Net loss				(130,075)		(130,075)
Balances, December 31, 2019	110,471,995	$11	$1,747,784	$(1,267,067)	$2,527	$483,255

See notes to the consolidated financial statements.

RIBBON COMMUNICATIONS INC.
Consolidated Statements of Cash Flows
(in thousands)

	Year ended December 31,
	2019	2018	2017
Cash flows from operating activities:
Net loss	$(130,075)	$(76,810)	$(35,252)
Adjustments to reconcile net loss to cash flows provided by (used in) operating activities:
Depreciation and amortization of property and equipment	11,949	11,200	8,486
Amortization of intangible assets	49,225	49,723	17,112
Stock-based compensation	12,601	11,072	25,657
Impairment of intangible assets and goodwill	164,300	—	5,471
Deferred income taxes	5,299	513	(20,361)
Reduction in deferred purchase consideration	(8,124)	—	—
Foreign currency exchange losses (gains)	1,090	4,611	(783)
Other	—	—	(557)
Changes in operating assets and liabilities:
Accounts receivable	(3,936)	(13,017)	(30,759)
Inventory	7,776	993	5,786
Other operating assets	(17,489)	5,036	269
Accounts payable	(16,282)	(6,057)	13,415
Accrued expenses and other long-term liabilities	(18,538)	(13,422)	(4,263)
Deferred revenue	(2,111)	16,563	23,859
Net cash provided by (used in) operating activities	55,685	(9,595)	8,080
Cash flows from investing activities:
Purchases of property and equipment	(10,824)	(7,907)	(3,999)
Business acquisitions, net of cash acquired	—	(46,389)	(42,951)
Purchases of marketable securities	—	—	(28,731)
Sales/maturities of marketable securities	7,295	18,919	96,112
Proceeds from the sale of intangible assets	—	—	576
Net cash (used in) provided by investing activities	(3,529)	(35,377)	21,007
Cash flows from financing activities:
Borrowings under revolving line of credit	117,000	197,500	15,500
Principal payments on revolving line of credit	(164,000)	(162,500)	(13,500)
Proceeds from issuance of long-term debt	50,000	—	—
Principal payment of debt, related party	(24,716)	—	—
Principal payments of long-term debt	(1,250)	—	—
Payment of deferred purchase consideration	(21,876)	—	—
Principal payments of finance leases	(913)	(652)	(99)
Payment of debt issuance costs	(891)	(624)	(731)
Proceeds from the sale of common stock in connection with employee stock purchase plan	863	—	1,252
Proceeds from the exercise of stock options	235	73	617
Payment of tax withholding obligations related to net share settlements of restricted stock awards	(1,193)	(2,024)	(7,523)
Repurchase of common stock	(4,536)	—	—
Net cash (used in) provided by financing activities	(51,277)	31,773	(4,484)

RIBBON COMMUNICATIONS INC.
Consolidated Statements of Cash Flows (continued)
(in thousands)

	Year ended December 31,
	2019	2018	2017
Effect of exchange rate changes on cash and cash equivalents	70	(180)	547
Net increase (decrease) in cash and cash equivalents	949	(13,379)	25,150
Cash and cash equivalents, beginning of year	43,694	57,073	31,923
Cash and cash equivalents, end of year	$44,643	$43,694	$57,073
Supplemental disclosure of cash flow information:
Interest paid	$4,072	$2,367	$317
Income taxes paid	$4,665	$5,505	$2,290
Income tax refunds received	$1,757	$537	$274
Supplemental disclosure of non-cash investing activities:
Capital expenditures incurred, but not yet paid	$2,566	$1,127	$1,043
Property and equipment acquired under finance leases	$1,442	$2,178	$—
Business acquisition purchase consideration - common stock issued	$15,186	$30,000	$413,982
Business acquisition purchase consideration - deferred payments	$1,700	$30,000	$—
Business acquisition purchase consideration - assumed equity awards	$—	$747	$—
Business acquisition purchase consideration - note issued to selling equityholders	$—	$—	$22,500
Supplemental disclosure of non-cash financing activities:
Total fair value of restricted stock awards, restricted stock units, performance-based stock awards and performance-based stock units on date vested	$7,422	$8,312	$20,515

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

On February 28, 2019 (the "Anova Acquisition Date"), the Company acquired the business and technology assets of Anova Data, Inc. ("Anova"). The financial results of Anova are included in the Company's consolidated financial statements for the period subsequent to the Anova Acquisition Date.

On August 3, 2018 (the "Edgewater Acquisition Date"), the Company completed the acquisition of Edgewater Networks, Inc. ("Edgewater" and such acquisition, the "Edgewater Acquisition"). The financial results of Edgewater are included in the Company's consolidated financial statements for the period subsequent to the Edgewater Acquisition Date.

On October 27, 2017 (the "Merger Date"), Sonus Networks, Inc. ("Sonus") consummated an acquisition as specified in an Agreement and Plan of Merger (the “Merger Agreement”) with Solstice Sapphire Investments, Inc. ("NewCo") and certain of its wholly-owned subsidiaries, GENBAND Holdings Company, GENBAND Inc. and GENBAND II, Inc. (collectively, "GENBAND") pursuant to which, following a series of merger transactions (collectively, the "Merger"), Sonus and GENBAND each became a wholly-owned subsidiary of NewCo, with Sonus deemed the acquirer in the transaction for accounting purposes. Subsequently, on November 28, 2017, the Company changed its name from "Sonus Networks, Inc." to "Ribbon Communications Inc."

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

RIBBON COMMUNICATIONS INC.
Notes to Consolidated Financial Statements (Continued)

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

Reclassifications

Certain reclassifications, net affecting previously reported net loss, have been made to the previously issued financial statements to conform to the current period presentation.

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

When an arrangement contains more than one performance obligation, the Company will allocate the transaction price to each performance obligation on a relative standalone selling price basis. The Company utilizes the observable price of goods and services when they are sold separately to similar customers in order to estimate standalone selling price.

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

All investments in marketable securities are classified as available-for-sale and are reported at fair value, with unrealized gains and losses excluded from earnings and reported, net of tax, in Accumulated other comprehensive income (loss), which is a component of stockholders' equity. Unrealized losses that are determined to be other-than-temporary, based on current and expected market conditions, are recognized in earnings. Declines in fair value determined to be credit-related are charged to earnings. The cost of marketable securities sold is determined by the specific identification method.

Financial instruments with remaining maturities or that are due within one year from the balance sheet date are classified as current. Financial instruments with maturities or that are payable more than one year from the balance sheet date are classified as noncurrent.

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

RIBBON COMMUNICATIONS INC.
Notes to Consolidated Financial Statements (Continued)

For foreign subsidiaries where the functional currency is the U.S. dollar, monetary assets and liabilities are translated into U.S. dollars at the current exchange rate on the balance sheet date. Nonmonetary assets and liabilities are remeasured into U.S. dollars at historical exchange rates. Revenue and expense items are translated at average rates of exchange prevailing during each period. Translation adjustments for these subsidiaries are included in Other income (expense), net.

Realized and unrealized foreign currency exchange gains and losses arising from transactions denominated in currencies other than the subsidiary's functional currency are reflected in earnings.

Effective on the Merger Date, the Company began to record its foreign currency gains (losses) as a component of Other income (expense), net. The Company did not reclassify amounts previously recorded within General and administrative expenses as the amounts were not material to the consolidated results of the Company. The Company recognized net foreign currency losses of $1.1 million for the year ended December 31, 2019, $4.6 million for the year ended December 31, 2018 and $0.7 million for the year ended December 31, 2017.

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

Intangible Assets and Goodwill

Intangible assets are primarily comprised of certain intangible assets arising from the Merger and the Edgewater Acquisition. These intangible assets include a combination of in-process research and development, developed technology, customer relationships, trade names, and internal use software. Intangible assets are reviewed for impairment when events or changes in circumstances indicate that their carrying amounts may not be recoverable based upon the estimated undiscounted cash flows. Recoverability of intangible assets with estimated lives and other long-lived assets is measured by a comparison of the carrying amount of an asset or asset group to future net undiscounted cash flows expected to be generated by the asset or asset group. If these comparisons indicate that an asset is not recoverable, the Company will recognize an impairment loss for the amount by which the carrying value of the asset or asset group exceeds the related estimated fair value. Estimated fair value is based on either discounted future operating cash flows or appraised values, depending on the nature of the asset. The

RIBBON COMMUNICATIONS INC.
Notes to Consolidated Financial Statements (Continued)

Company amortizes its intangible assets over their respective useful lives, with the exception of in-process research and development, which has an indefinite life until the product is generally available, at which time such asset is typically reclassified to developed technology, and the Company begins to amortize this asset. See Note 9 for additional information regarding the Company's intangible assets.

Goodwill is recorded when the consideration for an acquisition exceeds the fair value of net tangible and identifiable intangible assets acquired. Goodwill is not amortized, but instead is tested for impairment at least annually, or more frequently if indicators of potential impairment exist, by comparing the fair value of the Company's reporting unit to its carrying value.

The Company's annual testing for impairment of goodwill is completed as of November 30. The Company operates as a single operating segment with one reporting unit and consequently evaluates goodwill for impairment based on an evaluation of the fair value of the Company as a whole. Based on the results of the Company's 2019 annual impairment test, the Company determined that its carrying value exceeded its fair value. The Company performed a fair value analysis using both an Income and Market approach which encompasses a discounted cash flow analysis and a guideline public company analysis using selected multiples. The Company recorded an impairment charge in the fourth quarter of 2019 of $164.3 million. The impairment charge is reported separately in the Company's consolidated statement of operations for the year ended December 31, 2019.

The Company performed its assessments for each of the years ended December 31, 2018 and 2017 and determined in each of those years that its fair value was in excess of its carrying value and accordingly, there was no impairment of goodwill. At certain times during the years ended December 31, 2019 and 2018, including at the Company's annual testing date of November 30, 2018, the Company's market capitalization was below its book value. While the Company had concluded that its fair value exceeded its carrying value at that date, the Company regularly monitored for changes in circumstances, including changes to the Company's performance, that could result in impairment of goodwill.

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

Concentrations of Credit Risk

The financial instruments that potentially subject Ribbon to concentrations of credit risk are cash, cash equivalents, investments and accounts receivable. The Company's cash equivalents and investments were managed by one financial institution at December 31, 2018. Historically, the Company has not experienced significant losses due to such bank depository concentration.

Certain components and software licenses from third parties used in Ribbon's products are procured from single sources of supply. The failure of a supplier, including a subcontractor, to deliver on schedule could delay or interrupt Ribbon's delivery of products and thereby materially adversely affect Ribbon's revenue and operating results.

RIBBON COMMUNICATIONS INC.
Notes to Consolidated Financial Statements (Continued)

Advertising Costs

Advertising costs are expensed as incurred and included as a component of Sales and marketing expense in the Company's consolidated statements of operations. Advertising expenses were $0.5 million for the year ended December 31, 2019, $0.5 million for the year ended December 31, 2018 and $0.3 million for the year ended December 31, 2017.

Operating Segments

The Company operates in a single segment, as the chief operating decision maker makes decisions and assesses performance at the company level. Operating segments are identified as components of an enterprise about which separate discrete financial information is utilized for evaluation by the chief operating decision maker in making decisions regarding resource allocation and assessing performance. To date, the chief operating decision maker has made such decisions and assessed performance at the company level, as one segment. The Company's chief operating decision makers are its Interim Co-Presidents and Chief Executive Officers.

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

Ribbon accrues for royalties for technology that it licenses from vendors based on established royalty rates and usage. Ribbon is periodically contacted by third parties who claim that Ribbon's products infringe on certain intellectual property of a third party. Ribbon evaluates these claims and accrues amounts when it is probable that the obligation has been incurred and the amounts are reasonably estimable.

Accounting for Leases

Effective January 1, 2019, the Company adopted the new standard on accounting for leases, ASC 842, Leases ("ASC 842"). ASC 842 replaced existing lease accounting rules with a comprehensive lease measurement and recognition standard and expanded disclosure requirements (see Note 17). ASC 842 requires lessees to recognize most leases on their balance sheets and eliminates the current GAAP requirement for an entity to use bright-line tests in determining lease classification.

The Company elected to use the alternative transition method, which allowed entities to initially apply ASC 842 at the adoption date with no subsequent adjustments to prior period lease costs for comparability. The Company elected the package of practical expedients permitted under the transition guidance, which provided that a company need not reassess whether expired or existing contracts contained a lease, the lease classification of expired or existing leases, and the amount of initial direct costs for existing leases.

In connection with the adoption of ASC 842, the Company recorded additional lease assets of $43.9 million and additional lease liabilities of $47.8 million as of January 1, 2019. The difference between the additional lease assets and lease liabilities, net of the deferred tax impact, was due to the absorption of related balances into the right-of-use assets, such as deferred rent. The adoption of this standard had no impact on the Company's consolidated statements of operations or cash flows.

Accounting for Income Taxes

Deferred tax assets and liabilities are recognized for the expected future consequences of events that have been reflected in the consolidated financial statements. Deferred tax assets and liabilities are determined based on the differences between the financial reporting and tax basis of assets and liabilities and operating loss carryforwards, using tax rates

RIBBON COMMUNICATIONS INC.
Notes to Consolidated Financial Statements (Continued)

expected to be in effect for the years in which the differences are expected to reverse. The Company records valuation allowances to reduce deferred income tax assets to the amount that is more likely than not to be realized.

The Company has provided for income taxes on the undistributed earnings of its non-U.S. subsidiaries as of December 31, 2019, with the exception of the Company's Irish subsidiary, as the Company does not plan to permanently reinvest these amounts outside the United States. The repatriation of the undistributed earnings would result in withholding taxes imposed on the repatriation. Consequently, the Company has recorded a tax liability of $4.8 million, primarily consisting of withholding and distribution taxes, relating to undistributed earnings from these subsidiaries as of December 31, 2019. Had the earnings of the Irish subsidiary been determined to not be permanently reinvested outside the U.S., no additional deferred tax liability would be required due to no withholding taxes or income tax expense being imposed on such repatriation.

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

Recent Accounting Pronouncements

The Financial Accounting Standards Board ("FASB") has issued the following accounting pronouncements, all of which became effective for the Company on January 1, 2019 and none of which had a material impact on the Company's consolidated financial statements:

In July 2018, the FASB issued Accounting Standards Update ("ASU") 2018-09, Codification Improvements (“ASU 2018-09”), which contains amendments to clarify, correct errors in or make minor improvements to the FASB codification. ASU 2018-09 makes improvements to multiple topics, including but not limited to comprehensive income, debt, income taxes related to both stock-based compensation and business combinations, fair value measurement and defined contribution benefit plans.

In June 2018, the FASB issued ASU 2018-07, Compensation - Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting, which expands the scope of ASC 718, Compensation - Stock Compensation ("ASC 718"), to include all share-based payment arrangements related to the acquisition of goods and services from both nonemployees and employees. As a result, most of the guidance in ASC 718 associated with employee share-based payments, including most of its requirements related to classification and measurement, applies to nonemployee share-based payment arrangements.

In February 2018, the FASB issued ASU 2018-02, Income Statement - Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income, which amends ASC 220, Income Statement - Reporting Comprehensive Income, to allow a reclassification from accumulated other comprehensive income to retained earnings for stranded tax effects resulting from the Tax Cuts and Jobs Act (the "Tax Act") and requires entities to provide certain disclosures regarding stranded tax effects. The Company did not elect to reclassify the income tax effects of the Tax Act from accumulated other comprehensive income to accumulated deficit.

In October 2016, the FASB issued ASU 2016-16, Income Taxes (Topic 740): Intra-Entity Transfers of Assets Other Than Inventory, which removes the prohibition in ASC 740, Income Taxes, against the immediate recognition of the current and deferred income tax effects of intra-entity transfers of assets other than inventory.

RIBBON COMMUNICATIONS INC.
Notes to Consolidated Financial Statements (Continued)

In addition, the FASB has issued the following accounting pronouncements, none of which the Company believes will have a material impact on its consolidated financial statements:

In August 2018, the FASB issued ASU 2018-15, Intangibles - Goodwill and Other - Internal-Use Software (Subtopic 350-40): Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract (“ASU 2018-15”), which provides guidance on implementation costs incurred in a cloud computing arrangement (“CCA”) that is a service contract. ASU 2018-15 amends ASC 350, Intangibles - Goodwill and Other (“ASC 350”) to include in its scope implementation costs of a CCA that is a service contract and clarifies that a customer should apply the guidance in ASC 350-40 to determine which implementation costs should be capitalized in such a CCA. ASU 2018-15 was effective for the Company beginning January 1, 2020.

In August 2018, the FASB issued ASU 2018-14, Compensation - Retirement Benefits - Defined Benefit Plans - General (Subtopic 715-20): Disclosure Framework - Changes to the Disclosure Requirements for Defined Benefit Plans (“ASU 2018-14”), which amends ASC 715, Compensation - Retirement Benefits, to add, remove and clarify disclosure requirements related to defined benefit pension and other postretirement plans. ASU 2018-14 was effective for the Company beginning January 1, 2020.

In August 2018, the FASB issued ASU 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework - Changes to the Disclosure Requirements for Fair Value Measurement (“ASU 2018-13”), which changes the fair value measurement requirements of ASC 820, Fair Value Measurement. ASU 2018-13 was effective for the Company beginning January 1, 2020 for both interim and annual reporting.

In June 2016, the FASB issued ASU 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments ("ASU 2016-13"), which adds an impairment model that is based on expected losses rather than incurred losses. Under ASU 2016-13, an entity recognizes as an allowance its estimate of expected credit losses, which the FASB believes will result in more timely recognition of such losses. In April and May 2019, the FASB issued ASU 2019-04, Codification Improvements to Topic 326, Financial Instruments - Credit Losses, Topic 815, Derivatives and Hedging, and Topic 825, Financial Instruments ("ASU 2019-04") and ASU 2019-05 Financial Instruments - Credit Losses (Topic 326): Targeted Transition Relief ("ASU 2019-05"), respectively. ASU 2019-04 provides transition relief for entities adopting ASU 2016-13 and ASU 2019-05 clarifies certain aspects of the accounting for credit losses, hedging activities and financial instruments in connection with the adoption of ASU 2016-13. ASU 2019-04 and ASU 2019-05 are effective with the adoption of ASU 2016-13, which was effective for the Company beginning January 1, 2020 for both interim and annual reporting periods.

(3) BUSINESS ACQUISITIONS

Pending Merger

On November 14, 2019, Ribbon entered into an Agreement and Plan of Merger (the "ECI Merger Agreement") with Eclipse Communications Ltd., an indirect wholly-owned subsidiary of the Company ("Merger Sub"), Ribbon Communications Israel Ltd., ECI Telecom Group Ltd. ("ECI") and ECI Holding (Hungary) kft, pursuant to which Merger Sub will merge with and into ECI, with ECI surviving such merger as a wholly-owned subsidiary of Ribbon (the "ECI Merger").

The Board unanimously approved the ECI Merger Agreement and the transactions contemplated thereby. Ribbon's stockholders approved the issuance of 32.5 million shares of the Company's common stock (the "ECI Stock Consideration") as partial consideration in the ECI Merger.

As provided in the ECI Merger Agreement, at the time of the closing of the ECI Merger (the "Effective Time"), all equity securities of ECI issued and outstanding immediately prior to the Effective Time will be converted into the right to receive consideration consisting of $324 million in cash (the "ECI Cash Consideration") and ECI Stock Consideration, less the amount of indebtedness of ECI as of the Effective Time. ECI equityholders will also receive approximately $31 million from ECI's sale of real estate assets.

RIBBON COMMUNICATIONS INC.
Notes to Consolidated Financial Statements (Continued)

Anova Data, Inc.

On the Anova Acquisition Date, the Company acquired the business and technology assets of Anova, a private company headquartered in Westford, Massachusetts that provides advanced analytics solutions (the "Anova Acquisition"). The Anova Acquisition was completed in accordance with the terms and conditions of an asset purchase agreement, dated as of January 31, 2019 (the "Anova Asset Purchase Agreement"). The Company believes that the Anova Acquisition is reinforcing and extending Ribbon's strategy to expand into network optimization, security and data monetization via big data analytics and machine learning.

As consideration for the Anova Acquisition, Ribbon issued 2.9 million shares of Ribbon common stock with a fair value of $15.2 million to Anova's sellers and equity holders on the Anova Acquisition Date and held back an additional 0.3 million shares with a fair value of $1.7 million, some or all of which could be issued subject to post-closing adjustments (the "Anova Deferred Consideration"). The Anova Deferred Consideration is included as a component of Accrued expenses and other current liabilities in the Company's consolidated balance sheet at December 31, 2019.

The Anova Acquisition has been accounted for as a business combination and the financial results of Anova have been included in the Company's consolidated financial statements for the period subsequent to the Anova Acquisition Date. The results for the year ended December 31, 2019 are not significant to the Company's consolidated financial statements. The Company has not provided pro forma financial information, as the historical amounts are not significant to the Company's consolidated financial statements.

As of December 31, 2019, the valuation of acquired assets, identifiable intangible assets and certain assumed liabilities was final. The finalization of this valuation resulted in a refinement of the allocation of purchase price between the identifiable intangible assets arising from the transaction, resulting in a $2.0 million reduction to the customer relationships intangible asset and an increase of $2.0 million to the developed technology intangible asset. The purchase consideration aggregating $16.9 million has been allocated to $11.2 million of identifiable intangible assets, comprised of $5.2 million of customer relationships and $6.0 million of developed technology, and working capital items aggregating $0.2 million of net assets acquired. The remaining unallocated amount of $5.5 million has been recorded as goodwill.

The valuation of the acquired intangible assets is inherently subjective and relies on significant unobservable inputs. The Company used an income approach to value the acquired intangible assets relating to developed technology and customer relationships. The valuation for each of these intangible assets was based on estimated projections of expected cash flows to be generated by the assets, discounted to the present value at discount rates commensurate with perceived risk. The valuation assumptions take into consideration the Company's estimates of customer attrition, technology obsolescence and revenue growth projections. The Company is amortizing the identifiable intangible assets in relation to the expected cash flows from the individual intangible assets over their respective useful lives, which have a weighted average life of 6.25 years (see Note 9).

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

As consideration for the Edgewater Acquisition, Ribbon paid, in the aggregate, $46.4 million of cash, net of cash acquired, and issued 4.2 million shares of Ribbon common stock to Edgewater's selling shareholders and holders of vested in-

RIBBON COMMUNICATIONS INC.
Notes to Consolidated Financial Statements (Continued)

the-money options and warrants to acquire common stock of Edgewater (the "Edgewater Selling Stakeholders") on the Edgewater Acquisition Date. Pursuant to the Edgewater Merger Agreement and subject to the terms and conditions contained therein, Ribbon agreed to pay the Edgewater Selling Stakeholders an additional $30 million of cash, $15 million of which was to be paid 6 months from the closing date and the other $15 million of which was to be paid as early as 9 months from the closing date and no later than 18 months from the closing date (the exact timing of which would depend on the amount of revenue generated from the sales of Edgewater products in 2018) ("Edgewater Deferred Consideration"). The current portion of this deferred purchase consideration was included as a component of Accrued expenses and other, and the noncurrent portion was included as a component of Other long-term liabilities in the Company's consolidated balance sheet as of December 31, 2018.

On February 15, 2019, the Company and the Edgewater Selling Stakeholders agreed to reduce the amount of Edgewater Deferred Consideration from $30 million to $21.9 million and agreed that all such deferred consideration would be payable on March 8, 2019. The Company paid the Edgewater Selling Stakeholders $21.9 million on March 8, 2019 and recorded the reduction to the Edgewater Deferred Consideration of $8.1 million in Other income (expense), net, in the Company's consolidated statement of operations and as a non-cash adjustment to reconcile net income to cash flows provided by operating activities in the Company's consolidated statement of cash flows for the year ended December 31, 2019.

The Edgewater Acquisition has been accounted for as a business combination and the financial results of Edgewater have been included in the Company's consolidated financial statements for the period subsequent to its acquisition.

As of December 31, 2019, the valuation of acquired assets, identifiable intangible assets and certain assumed liabilities was final, as the Company finalized the valuation of the assets acquired and liabilities assumed in the second quarter of 2019. A summary of the allocation of the purchase consideration for Edgewater is as follows (in thousands):

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
$107,136

The valuation of the acquired intangible assets is inherently subjective and relies on significant unobservable inputs. The Company used an income approach to value the acquired developed technology, customer relationships and trade name intangible assets. The valuation for each of these intangible assets was based on estimated projections of expected cash flows to be generated by the assets, discounted to the present value at discount rates commensurate with perceived risk. The valuation

RIBBON COMMUNICATIONS INC.
Notes to Consolidated Financial Statements (Continued)

assumptions take into consideration the Company's estimates of customer attrition, technology obsolescence and revenue growth projections. The Company is amortizing the identifiable intangible assets arising from the Edgewater Acquisition in relation to the expected cash flows from the individual intangible assets over their respective useful lives, which have a weighted average life of 8.38 years(see Note 9). Goodwill resulting from the transaction is primarily due to expected synergies between the combined companies and is not deductible for tax purposes.

The Company's revenue for the year ended December 31, 2018 included $21.5 million of revenue and $4.3 million of net loss attributable to Edgewater since the Edgewater Acquisition Date. The Company has not provided pro forma financial information, as the historical amounts are not significant to the Company's consolidated financial statements.

GENBAND Merger

On October 27, 2017, Sonus consummated an acquisition as specified in the Merger Agreement with NewCo and GENBAND such that, following the Merger, each of Sonus and GENBAND became a wholly-owned subsidiary of NewCo, with Sonus deemed the acquirer in the transaction for accounting purposes. On November 28, 2017, the Company changed its name from "Sonus Networks, Inc." to "Ribbon Communications Inc."

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

NewCo assumed the liability under GENBAND's Senior Secured Credit Agreement (the "GENBAND Credit Agreement") with Silicon Valley Bank ("SVB"), which had outstanding borrowings and letters of credit totaling $17.9 million and $2.9 million, respectively, at October 27, 2017. At October 27, 2017, the outstanding borrowings had an average interest rate of 4.67%.

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
$479,433

The valuation of acquired intangible assets is inherently subjective and relies on significant unobservable inputs. The Company used an income approach to value the acquired developed technology, customer relationships and trade name intangible assets. The valuation for each of these intangible assets was based on estimated projections of expected cash flows to be generated by the assets, discounted to the present value at discount rates commensurate with perceived risk. The valuation assumptions took into consideration the Company's estimates of customer attrition, technology obsolescence and revenue growth projections. The Company will reclassify the in-process research and development intangible asset to a developed technology intangible asset in the period that the related product becomes generally available and will begin to record amortization expense for the developed technology intangible asset at that time. The Company is amortizing the identifiable intangible assets arising from the Merger in relation to the expected cash flows from the individual intangible assets over their respective useful lives, which have a weighted average life of 8.3 years (see Note 9). Goodwill resulting from the transaction is primarily due to expected synergies between the combined companies and is not deductible for tax purposes.

Pro Forma Results

The following unaudited pro forma information presents the condensed combined results of operations of Sonus and GENBAND for the year ended December 31, 2017 as if the Merger had been completed on January 1, 2016, with adjustments to give effect to pro forma events that are directly attributable to the Merger. These pro forma adjustments include a reduction of historical GENBAND revenue for the fair value adjustment related to acquired deferred revenue, an increase in amortization expense for the acquired identifiable intangible assets, a decrease in historical GENBAND interest expense reflecting the extinguishment of certain of GENBAND's debt as a result of the Merger, net of the interest expense recorded in connection with the promissory note issued to certain GENBAND equity holders as part of the purchase consideration and the elimination of revenue and costs related to sales transactions between Sonus and GENBAND. Pro forma adjustments also include the elimination of acquisition- and integration-related costs directly attributable to the acquisition and incremental stock-based compensation expense directly attributable to the acquisition from the year ended December 31, 2017.

The unaudited pro forma results do not reflect any operating efficiencies or potential cost savings that may result from the consolidation of the operations of Sonus and GENBAND. Accordingly, these unaudited pro forma results are presented for

RIBBON COMMUNICATIONS INC.
Notes to Consolidated Financial Statements (Continued)

illustrative purposes and are not intended to represent or be indicative of the actual results of operations of the combined company that would have been achieved had the Merger occurred at the beginning of the periods presented, nor are they intended to represent or be indicative of future results of operations (in thousands, except per share amounts):

Year ended December 31,
2017
(unaudited)
Revenue	$615,286
Net loss	$(69,741)
Loss per share	$(0.69)

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

The acquisition-related professional and services fees recorded in the year ended December 31, 2019 primarily related to the pending ECI Merger and, to a lesser extent, to the Anova Acquisition and other acquisition-related activities. The acquisition-related professional and services fees recorded in the year ended December 31, 2018 primarily related to the Merger, with nominal amounts related to the acquisition of Edgewater and other acquisition-related activities. The amounts recorded in the year ended December 31, 2017 primarily related to the Merger, with a nominal amount related to the acquisition of Taqua.

The components of acquisition- and integration-related costs incurred in the years ended December 31, 2019, 2018 and 2017 were as follows (in thousands):

	Year ended December 31,
	2019	2018	2017
Professional and services fees (acquisition-related)	$8,657	$7,627	$11,916
Management bonuses (acquisition-related)	—	1,972	931
Integration-related expenses	4,296	7,352	1,916
	$12,953	$16,951	$14,763

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

The calculations of shares used to compute basic and diluted loss per share are as follows (in thousands):

	Year ended December 31,
	2019	2018	2017
Weighted average shares outstanding—basic	109,734	103,916	58,822
Potential dilutive common shares	—	—	—
Weighted average shares outstanding—diluted	109,734	103,916	58,822

RIBBON COMMUNICATIONS INC.
Notes to Consolidated Financial Statements (Continued)

Options to purchase the Company's common stock, unvested shares of restricted stock and unvested shares underlying performance-based stock grants aggregating 4.6 million shares for the year ended December 31, 2019 have not been included in the computation of diluted loss per share because their effect would have been antidilutive. Options to purchase the Company's common stock, unvested shares of restricted stock, unvested shares underlying performance-based stock grants and shares in connection with future purchases under the Company's Amended and Restated 2000 Employee Stock Purchase Plan, as amended (the "ESPP"), aggregating 3.1 million shares for the year ended December 31, 2018 have not been included in the computation of diluted loss per share because their effect would have been antidilutive. Options to purchase the Company's common stock, unvested shares of restricted stock and unvested shares underlying performance-based stock grants aggregating 2.5 million shares for the year ended December 31, 2017 have not been included in the computation of diluted loss per share because their effect would have been antidilutive.

(5) CASH EQUIVALENTS AND INVESTMENTS

The Company invests in debt instruments, primarily U.S. government-backed, municipal and corporate obligations, which management believes to be high quality (investment grade) credit instruments.

The Company did not hold any marketable securities at December 31, 2019, as its remaining available-for-sale marketable securities matured during the second quarter of 2019. In addition, the Company did not hold any cash equivalents at December 31, 2019. As a result of the Company no longer holding any marketable securities or investments at December 31, 2019, the remaining tax effect on the unrealized gain on available-for-sale marketable securities was realized in the second quarter of 2019 and is included in the income tax provision in the Company's consolidated statement of operations for the year ended December 31, 2019 as a reclassification from Unrealized gain on available-for-sale marketable securities in the Company's consolidated statement of comprehensive loss. The Company had not sold any of its marketable securities in 2019 prior to their full maturity.

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

During the years ended December 31, 2019 and 2018, the Company recognized nominal gross gains and losses on the sales/maturities of its marketable securities.

On a quarterly basis, the Company reviews its investments, if any, to determine if there have been any events that could create a credit impairment.

The amortized cost, gross unrealized gains and losses and fair value of the Company's cash equivalents and marketable securities at December 31, 2018 were comprised of the following (in thousands):

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

RIBBON COMMUNICATIONS INC.
Notes to Consolidated Financial Statements (Continued)

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

The following table shows the fair value of the Company's financial assets at December 31, 2018. These financial assets are comprised of the Company's available-for-sale debt securities and reported under the captions Cash and cash equivalents and Marketable securities in the consolidated balance sheets (in thousands):

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

(6) ACCOUNTS RECEIVABLE, NET

Accounts receivable, net, consisted of the following (in thousands):

	December 31,
	2019	2018
Accounts receivable	$193,619	$188,522
Allowance for doubtful accounts	(913)	(669)
Accounts receivable, net	$192,706	$187,853

RIBBON COMMUNICATIONS INC.
Notes to Consolidated Financial Statements (Continued)

The Company's allowance for doubtful accounts activity was as follows (in thousands):

Year ended December 31,	Balance at beginning of year	Charges to expense	Charges (credits) to other accounts (deferred revenue)	Write-offs	Balance at end of year
2019	$669	$738	$68	$(562)	$913
2018	$73	$351	$620	$(375)	$669
2017	$10	$154	$(56)	$(35)	$73

(7) INVENTORY

Inventory consisted of the following (in thousands):

	December 31,
	2019	2018
On-hand final assemblies and finished goods inventories	$13,283	$19,879
Deferred cost of goods sold	2,441	3,798
	15,724	23,677
Less noncurrent portion (included in Other assets)	(924)	(1,075)
Current portion	$14,800	$22,602

(8) PROPERTY AND EQUIPMENT

Property and equipment consisted of the following (in thousands):

		December 31,
	Useful Life	2019	2018
Equipment	2-5 years	$82,737	$76,423
Software	2-5 years	27,939	24,707
Furniture and fixtures	3-5 years	1,283	1,490
Leasehold improvements	Shorter of the life of the lease or estimated useful life (1-5 years)	23,975	21,220
		135,934	123,840
Less accumulated depreciation and amortization		(106,958)	(96,798)
Property and equipment, net		$28,976	$27,042

The Company recorded depreciation and amortization expense related to property and equipment of $11.9 million for the year ended December 31, 2019, $11.2 million for the year ended December 31, 2018 and $8.5 million for the year ended December 31, 2017. During each of the years ended December 31, 2019, 2018 and 2017, the Company disposed of certain property and equipment that was fully depreciated at the time of disposal, which resulted in reductions in both Cost and Accumulated depreciation.

Property and equipment under finance leases included in the amounts above were as follows (in thousands):

	December 31,
	2019	2018
Cost	$4,401	$2,979
Less accumulated depreciation	(1,981)	(875)
Property and equipment under finance leases, net	$2,420	$2,104

RIBBON COMMUNICATIONS INC.
Notes to Consolidated Financial Statements (Continued)

The net book values of the Company's property and equipment by geographic area were as follows (in thousands):

	December 31,
	2019	2018
United States	$17,584	$17,862
Canada	4,768	4,076
Asia/Pacific	5,146	3,841
Europe	1,224	1,100
Other	254	163
	$28,976	$27,042

(9) INTANGIBLE ASSETS AND GOODWILL

The Company's intangible assets at December 31, 2019 and 2018 consisted of the following (in thousands):

December 31, 2019	Weighted average amortization period (years)	Cost	Accumulated amortization	Net carrying value
In-process research and development	*	$5,600	$—	$5,600
Developed technology	6.79	188,880	100,760	88,120
Customer relationships	9.46	152,140	33,350	118,790
Trade names	5.20	2,000	1,144	856
Internal use software	3.00	730	730	—
	7.82	$349,350	$135,984	$213,366

December 31, 2018	Weighted average amortization period (years)	Cost	Accumulated amortization	Net carrying value
In-process research and development	*	$5,600	$—	$5,600
Developed technology	6.91	182,880	63,187	119,693
Customer relationships	9.44	146,940	22,218	124,722
Trade names	5.20	2,000	624	1,376
Internal use software	3.00	730	730	—
	7.88	$338,150	$86,759	$251,391

* An in-process research and development intangible asset has an indefinite life until the product is generally available, at which time such asset is typically reclassified to developed technology.

Amortization expense for intangible assets for the years ended December 31, 2019, 2018 and 2017 was as follows (in thousands):

	Year ended December 31,			Statement of operations classification
	2019	2018	2017
Developed technology	$37,573	$38,976	$18,358	Cost of revenue - product
Customer relationships	11,132	10,203	4,145	Sales and marketing
Trade names	520	544	80	Sales and marketing
	$49,225	$49,723	$22,583

RIBBON COMMUNICATIONS INC.
Notes to Consolidated Financial Statements (Continued)

In connection with the preparation of its financial statements for the fourth quarter of 2017, the Company reviewed its intangible assets and other long-lived assets for impairment indicators. The Company determined that a triggering event had occurred relative to one of its developed technology intangible assets that had been previously acquired. During 2017, the Company discontinued its ongoing development of this technology and determined that there were no alternative uses of the technology within either its existing or future product lines. As a result, the Company recorded an impairment charge of $5.5 million to write down the carrying value of the asset to zero. This expense is included as a component of Cost of revenue - product in the table above and in the Company's consolidated statement of operations for the year ended December 31, 2017.

Estimated future amortization expense for the Company's intangible assets at December 31, 2019 was as follows (in thousands):

Years ending December 31,
2020	$48,952
2021	43,495
2022	35,092
2023	27,271
2024	20,201
Thereafter	38,355
$213,366

Goodwill is recorded when the consideration for an acquisition exceeds the fair value of net tangible and identifiable intangible assets acquired. The Company's annual testing for impairment of goodwill is completed as of November 30. The Company operates as a single operating segment with one reporting unit and consequently evaluates goodwill for impairment based on an evaluation of the fair value of the Company as a whole. Based on the results of the Company's 2019 annual impairment test, the Company determined that its carrying value exceeded its fair value and accordingly, the Company recorded an impairment charge of $164.3 million.

The changes in the carrying value of the Company's goodwill in the years ended December 31, 2019 and 2018 were as follows (in thousands):

	Year ended December 31,
	2019	2018
Balance at January 1
Goodwill	$386,761	$338,822
Accumulated impairment losses	(3,106)	(3,106)
	383,655	335,716
Acquisition of Anova	5,541	—
Acquisition of Edgewater	—	48,053
Write-off of goodwill attributable to dissolved subsidiary	—	(114)
Impairment of goodwill	(164,300)	—
Balance at December 31	$224,896	$383,655

The components of goodwill at December 31, 2019 and 2018 were as follows (in thousands):

	December 31,
	2019	2018
Goodwill	$392,302	$386,761
Accumulated impairment losses	(167,406)	(3,106)
	$224,896	$383,655

RIBBON COMMUNICATIONS INC.
Notes to Consolidated Financial Statements (Continued)

(10) ACCRUED EXPENSES AND OTHER

Accrued expenses and other consisted of the following (in thousands):

	December 31,
	2019	2018
Employee compensation and related costs	$27,166	$42,852
Professional fees	13,331	7,994
Deferred purchase consideration - business acquisitions	1,700	15,000
Other	14,503	18,417
	$56,700	$84,263

(11) RESTRUCTURING AND FACILITIES CONSOLIDATION INITIATIVES

The Company recorded restructuring and related expense aggregating $16.4 million in the year ended December 31, 2019, $17.0 million in the year ended December 31, 2018 and $9.4 million in the year ended December 31, 2017. Restructuring and related expense includes restructuring expense (primarily severance and related costs), estimated future variable lease costs for vacated properties with no intent or ability of sublease, and accelerated rent amortization expense.

For restructuring events that involve lease assets and liabilities, the Company applies lease reassessment and modification guidance and evaluates the right-of-use assets for potential impairment. If the Company plans to exit all or distinct portions of a facility and does not have the ability or intent to sublease, the Company will accelerate the amortization of each of those lease components through the vacate date. The accelerated amortization is recorded as a component of Restructuring and related expense in the Company's consolidated statements of operations. Related variable lease expenses will continue to be expensed as incurred through the vacate date, at which time the Company will reassess the liability balance to ensure it appropriately reflects the remaining liability associated with the premises and record a liability for the estimated future variable lease costs.

The components of restructuring and related expense for the year ended December 31, 2019 were as follows (in thousands):

Severance and related costs	$11,179
Variable and other facilities-related costs	1,528
Accelerated amortization of lease assets due to cease-use	3,692
$16,399

Prior to the adoption of ASC 842, the Company recorded restructuring accruals for future lease obligations related to vacated facilities at the time that it ceased usage of the respective facility. The components of Restructuring and related expense recorded in the years ended December 31, 2018 and 2017 were as follows (in thousands):

	Year ended December 31,
	2018	2017
Severance and related costs	15,217	8,925
Facilities	1,798	511
	$17,015	$9,436

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

RIBBON COMMUNICATIONS INC.
Notes to Consolidated Financial Statements (Continued)

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

In connection with the 2019 Restructuring Initiative, the Company recorded restructuring and related expense of $11.2 million in the year ended December 31, 2019, comprised of $6.1 million for severance and related costs for approximately 120 employees, $1.4 million for variable and other facilities-related costs and $3.7 million for accelerated amortization of lease assets. The Company expects that all of the amount accrued for severance and related costs will be paid in 2020. The Company estimates that it will record nominal, if any, additional restructuring and related expense related to severance and related costs under the 2019 Restructuring Initiative.

Accelerated amortization of lease assets is recognized from the date that the Company commences the plan to fully or partially vacate a facility, for which there is no intent or ability to enter into a sublease, through the final vacate date. The $3.7 million of accelerated rent amortization recorded in 2019 that is included as a component of restructuring and related expense is not included in the table below, as the liability for the total lease payments for each respective facility is included as a component of Operating lease liabilities in the Company's consolidated balance sheet at December 31, 2019, both current and noncurrent (see Note 16). The Company may incur additional future expense if it is unable to sublease other locations included in the Facilities Initiative.

A summary of the 2019 Restructuring Initiative accrual activity, excluding the accelerated amortization of lease assets, for the year ended December 31, 2019 is as follows (in thousands):

	Balance at January 1, 2019	Initiatives charged to expense	Cash payments	Balance at December 31, 2019
Severance	$—	$6,103	$(3,993)	2,110
Facilities	—	1,372	(381)	991
	$—	$7,475	$(4,374)	$3,101

Merger Restructuring Initiative

In connection with the Merger, the Company's management approved a restructuring plan in the fourth quarter of 2017 to eliminate certain redundant positions and facilities within the combined companies (the "Merger Restructuring Initiative"). In connection with this initiative, the Company recorded $5.2 million of restructuring and related expense in 2019, virtually all of which was for severance and related costs for approximately 40 employees. The Company recorded $16.1 million of restructuring and related expense in 2018 in connection with this initiative, comprised of $14.7 million for severance for approximately 275 additional employees and $1.4 million for redundant facilities in the Czech Republic, Canada and the U.S., and $8.5 million of restructuring and related expense in 2017 for severance and related costs for approximately 120 employees. The Merger Restructuring Initiative is substantially complete, and the Company anticipates it will record nominal future expense, if any, in connection with this initiative. In connection with the adoption of ASC 842, which was effective on January 1, 2019, the Company wrote off the remaining restructuring accrual related to facilities. The Company expects that the amount accrued at December 31, 2019 for severance will be paid by the end of the first half of 2020.

Summaries of the Merger Restructuring Initiative accrual activity for the years ended December 31, 2019 and 2018 are as follows (in thousands):

RIBBON COMMUNICATIONS INC.
Notes to Consolidated Financial Statements (Continued)

Year ended December 31, 2019	Balance at January 1, 2019	Initiatives charged to expense	Adjustment for the impact of ASC 842 adoption	Cash payments	Balance at December 31, 2019
Severance	$1,910	$5,076	$—	$(6,577)	$409
Facilities	771	156	(771)	(156)	—
	$2,681	$5,232	$(771)	$(6,733)	$409

Year ended December 31, 2018	Balance at January 1, 2018	Initiatives charged to expense	Adjustments for changes in estimate	Cash payments	Balance at December 31, 2018
Severance	$7,595	$14,735	$(5)	$(20,415)	$1,910
Facilities	—	1,399	—	(628)	771
	$7,595	$16,134	$(5)	$(21,043)	$2,681

Assumed Restructuring Initiative

The Company assumed GENBAND's previously recorded restructuring liability, totaling $4.1 million, on the Merger Date (the "GENBAND Restructuring Initiative"). Of this amount, $3.7 million related to severance and related costs and $0.4 million related to facilities. Subsequent to the Merger, the Company recorded $0.6 million in the aggregate in connection with the GENBAND Restructuring Initiative, comprised of $0.9 million of restructuring and related expense in 2018 and a credit of $0.3 million to restructuring and related expense in 2017 for changes in estimated costs for this previously recorded and assumed restructuring initiative, primarily changes in negotiated severance to employees in certain international locations and changes in estimated sublease income for restructured facilities. The GENBAND Restructuring Initiative is complete, and the Company does not expect to record future expense in connection with this initiative. In connection with the adoption of ASC 842, which was effective on January 1, 2019, the Company wrote off the remaining restructuring accrual related to facilities.

Summaries of the GENBAND Restructuring Initiative accrual activity for the years ended December 31, 2019 and 2018 are as follows (in thousands):

Year ended December 31, 2019	Balance at January 1, 2019	Adjustment for the impact of ASC 842 adoption	Balance at December 31, 2019
Facilities	$117	$(117)	$—

Year ended December 31, 2018	Balance at January 1, 2018	Adjustments for changes in estimate	Cash payments	Balance at December 31, 2018
Severance	$1,916	$487	$(2,403)	$—
Facilities	205	399	(487)	117
	$2,121	$886	$(2,890)	$117

2016 Restructuring Initiative

In July 2016, the Company announced a program (the "2016 Restructuring Initiative") to further accelerate its investment in new technologies to address the communications industry's migration to a cloud-based architecture and to support the Company's strategic initiatives, such as new products and an expanded go-to-market footprint in selected geographies and discrete vertical markets. The Company recorded $2.0 million of restructuring and related expense in the aggregate in connection with this initiative, comprised of $1.9 million for severance and related costs and $0.1 million to abandon its facility in Rochester, New York (the "Rochester Facility"). The actions under the 2016 Restructuring Initiative were completed in 2019, and accordingly, no additional expense will be recorded in connection with this initiative.

RIBBON COMMUNICATIONS INC.
Notes to Consolidated Financial Statements (Continued)

In connection with the 2016 Restructuring Initiative, the Company recorded $0.5 million of restructuring expense in the year ended December 31, 2017, including adjustments for changes in estimated costs, comprised of $0.4 million for severance and related costs and $0.1 million related to the Company's Rochester Facility.

Summaries of the 2016 Restructuring Initiative accrual activity for the years ended December 31, 2019 and 2018 are as follows (in thousands):

Year ended December 31, 2019	Balance at January 1, 2019	Cash payments	Balance at December 31, 2019
Facilities	$58	$(58)	$—

Year ended December 31, 2018	Balance at January 1, 2018	Cash payments	Balance at December 31, 2018
Facilities	$95	$(37)	$58

Taqua Restructuring Initiative

In connection with the acquisition of Taqua, the Company's management approved a restructuring plan in the third quarter of 2016 to eliminate certain redundant positions within the combined companies. On October 24, 2016, the Audit Committee of the Board of Directors of the Company approved a broader Taqua restructuring plan related to headcount and redundant facilities (both restructuring plans, the "Taqua Restructuring Initiative"). The Company recorded $1.8 million of restructuring and related expense in the aggregate in connection with this initiative, comprised of $1.2 million for severance and related costs and $0.6 million related to the elimination of redundant facilities, including adjustments recorded for changes in cost estimates for the planned restructuring activities. Of this amount, $0.7 million was recorded in 2017, comprised of $0.2 million for severance and related costs and $0.5 million related to redundant facilities. The actions under the Taqua Restructuring Initiative have been completed and accordingly, no additional expense will be recorded in connection with this initiative. In connection with the adoption of ASC 842, which was effective on January 1, 2019, the Company wrote off the remaining restructuring accrual related to facilities.

Summaries of the Taqua Restructuring Initiative accrual activity for the years ended December 31, 2019 and 2018 are as follows (in thousands):

Year ended December 31, 2019	Balance at January 1, 2019	Adjustment for the impact of ASC 842 adoption	Balance at December 31, 2019
Facilities	$33	$(33)	$—

Year ended December 31, 2018	Balance at January 1, 2018	Cash payments	Balance at December 31, 2018
Facilities	$365	$(332)	$33

Balance Sheet Classification

The current portions of accrued restructuring are included as a component of Accrued expenses in the consolidated balance sheets. The long-term portions of accrued restructuring are included as a component of Other long-term liabilities in the consolidated balance sheets. The long-term portions of accrued restructuring were $0.9 million at December 31, 2019 and $0.5 million at December 31, 2018. The amount recorded as long-term at December 31, 2018 represented future lease payments on restructured facilities.

RIBBON COMMUNICATIONS INC.
Notes to Consolidated Financial Statements (Continued)

(12) DEBT

Assumed Senior Secured Credit Agreement

On the Merger Date and in connection with the Merger, the Company assumed the GENBAND Credit Agreement with SVB, which had outstanding borrowings and letters of credit totaling $17.9 million and $2.9 million, respectively, and an average interest rate of 4.67%. GENBAND had entered into the GENBAND Credit Agreement with SVB effective July 1, 2016, with two of its operating subsidiaries as borrowers and GENBAND as the guarantor. The GENBAND Credit Agreement had a maturity date of July 1, 2019 and provided for revolving loans, including letters of credit and swingline loans, not to exceed $50 million in total, with potential further increases of $75 million available for a total revolving line of credit of up to $125 million. The GENBAND Credit Agreement was superseded by a Senior Secured Credit Facilities Credit Agreement (the "2017 Credit Facility"), which was entered into on December 21, 2017 and is discussed below.

Senior Secured Credit Facility

On December 21, 2017, the Company entered into the 2017 Credit Facility by and among the Company, as a guarantor, Sonus Networks, Inc., as the borrower (“Borrower”), SVB, as administrative agent (in such capacity, the “Administrative Agent”), issuing lender, swingline lender and lead arranger and the lenders party thereto (each referred to individually as a “Lender”, and collectively, the “Lenders”), which refinanced the GENBAND Credit Agreement. The 2017 Credit Facility included $100 million of commitments, the full amount of which was available for revolving loans, a $15 million sublimit that was available for letters of credit and a $15 million sublimit that was available for swingline loans. The 2017 Credit Facility contained procedures for additional financial institutions to become lenders or for any existing lender to increase its commitment under the facility, subject to an available increase of $50 million for all incremental commitments under the 2017 Credit Facility. On June 24, 2018, the Company amended the 2017 Credit Facility (the "2018 Credit Facility") to, among other things, permit the Edgewater Acquisition and related transactions.

The indebtedness and other obligations under the 2018 Credit Facility were unconditionally guaranteed on a senior secured basis by the Company and each other material U.S. domestic subsidiary of the Company (collectively, the "Guarantors"). The 2018 Credit Facility was secured by first-priority liens on substantially all of the assets of the Borrower and the Guarantors, including the Company.

The 2018 Credit Facility required periodic interest payments on outstanding borrowings until maturity. The Borrower could prepay all revolving loans under the 2018 Credit Facility at any time without premium or penalty (other than customary LIBOR breakage costs), subject to certain notice requirements.

Revolving loans under the 2018 Credit Facility bore interest at the Borrower’s option at either the Eurodollar (LIBOR) rate plus a margin ranging from 2.50% to 3.00% per year or the base rate (the highest of the Federal Funds rate plus 0.50%, or the prime rate announced from time to time in The Wall Street Journal) plus a margin ranging from 1.50% to 2.00% per year (such margins being referred to as the “Applicable Margin”). The Applicable Margin varied depending on the Company’s consolidated leverage ratio (as defined in the 2018 Credit Facility). The base rate and the LIBOR rate were each subject to a zero percent floor.

The Borrower was charged a commitment fee ranging from 0.25% to 0.40% per year on the daily amount of the unused portions of the commitments under the 2018 Credit Facility. Additionally, with respect to all letters of credit outstanding under the 2018 Credit Facility, the Borrower was charged a fronting fee of 0.125% per year and an outstanding letter of credit fee equal to the Applicable Margin for base rate loans ranging from 1.50% to 2.00% times the amount of the outstanding letters of credit.

The 2018 Credit Facility required compliance with certain financial covenants, including a minimum consolidated quick ratio, minimum consolidated interest coverage ratio and maximum consolidated leverage ratio, all of which were defined in the 2018 Credit Facility and tested on a quarterly basis. In addition, the 2018 Credit Facility contained various covenants that, among other restrictions, limited the Company’s and its subsidiaries’ ability to enter into certain types of transactions, including, but not limited to: incurring or assuming indebtedness, making acquisitions or engaging in mergers, making investments, repurchasing equity and paying dividends, selling or otherwise transferring assets, changing the nature of its

RIBBON COMMUNICATIONS INC.
Notes to Consolidated Financial Statements (Continued)

business and amending or making prepayments on certain junior debt. The Company was in compliance with all covenants of the 2018 Credit Facility as of December 31, 2018.

The 2018 Credit Facility contained events of default that are customary for a secured credit facility. If an event of default relating to bankruptcy or other insolvency events with respect to a borrower occurred, all obligations under the 2018 Credit Facility would immediately become due and payable. If any other event of default existed under the 2018 Credit Facility, the lenders could accelerate the maturity of the obligations outstanding under the 2018 Credit Facility and exercise other rights and remedies, including charging a default rate of interest equal to 2.00% per year above the rate that would otherwise be applicable. In addition, if any event of default existed under the 2018 Credit Facility, the lenders could commence foreclosure or other actions against the collateral.

If any default existed under the 2018 Credit Facility, or if the Borrower was unable to make any of the representations and warranties as stated in the 2018 Credit Facility at the applicable time, the Borrower would be unable to borrow funds or have letters of credit issued under the 2018 Credit Facility, which, depending on the circumstances prevailing at that time, could have a material adverse effect on the Borrower’s liquidity and working capital.

At December 31, 2018, the Company had an outstanding debt balance of $55.0 million at a weighted average interest rate of 5.96% and $2.7 million of outstanding letters of credit at an interest rate of 1.75% under the 2018 Credit Facility. The 2018 Credit Facility was superseded by a Senior Secured Credit Facilities Credit Agreement (the "2019 Credit Facility") which was entered into on April 29, 2019 and which is discussed below.

2019 Credit Facility

On April 29, 2019, the Company, as guarantor, and Ribbon Communications Operating Company, Inc., as borrower, entered into the 2019 Credit Facility, which provides for a $50 million term loan facility that was advanced in full on April 29, 2019 and a $100 million revolving line of credit. The 2019 Credit Facility also includes procedures for additional financial institutions to become syndicate lenders, or for any existing lender to increase its commitment under either the term loan facility or the revolving loan facility, subject to an aggregate increase of $75 million for incremental commitments under the 2019 Credit Facility. The 2019 Credit Facility is scheduled to mature in April 2024. At December 31, 2019, the Company had an outstanding term loan debt balance of $48.8 million at an interest rate and an outstanding revolving line of credit balance of $8.0 million with a combined average interest rate of 3.30%, and $5.4 million of outstanding letters of credit at an interest rate of 1.50%.

The indebtedness and other obligations under the 2019 Credit Facility are unconditionally guaranteed on a senior secured basis by the Company and each other material U.S. domestic subsidiary of the Company (collectively, the “Guarantors”). The 2019 Credit Facility is secured by first-priority liens on substantially all of the assets of the Borrower and the Guarantors, including the Company.

The 2019 Credit Facility requires periodic interest payments on any outstanding borrowings under the facility. The Borrower may prepay all revolving loans under the 2019 Credit Facility at any time without premium or penalty (other than customary LIBOR breakage costs), subject to certain notice requirements.

Revolving loans under the 2019 Credit Facility bear interest at the Borrower’s option at either the Eurodollar (LIBOR) rate plus a margin ranging from 1.50% to 3.00% per year or the base rate (the highest of the Federal Funds rate plus 0.50%, or the prime rate announced from time to time in The Wall Street Journal) plus a margin ranging from 0.50% to 2.00% per year (such margins being referred to as the “Applicable Margin”). The Applicable Margin varies depending on the Company’s consolidated leverage ratio (as defined in the 2019 Credit Facility). The base rate and the LIBOR rate are each subject to a zero percent floor.

The 2019 Credit Facility requires compliance with certain financial covenants, including a minimum consolidated quick ratio, minimum consolidated fixed charge coverage ratio and maximum consolidated leverage ratio, all of which are defined in the 2019 Credit Facility and tested on a quarterly basis. The Company was in compliance with all covenants of the 2019 Credit Facility at December 31, 2019.

RIBBON COMMUNICATIONS INC.
Notes to Consolidated Financial Statements (Continued)

In addition, the 2019 Credit Facility contains various covenants that, among other restrictions, limit the Company’s and its subsidiaries’ ability to enter into certain types of transactions, including, but not limited to: incurring or assuming indebtedness; granting or assuming liens; making acquisitions or engaging in mergers; making dividend and certain other restricted payments; making investments; selling or otherwise transferring assets; engaging in transactions with affiliates; entering into sale and leaseback transactions; entering into burdensome agreements; changing the nature of its business; modifying its organizational documents; and amending or making prepayments on certain junior debt.

The 2019 Credit Facility contains events of default that are customary for a secured credit facility. If an event of default relating to bankruptcy or other insolvency events with respect to a borrower occurs, all obligations under the 2019 Credit Facility will immediately become due and payable. If any other event of default exists under the 2019 Credit Facility, the lenders may accelerate the maturity of the obligations outstanding under the 2019 Credit Facility and exercise other rights and remedies, including charging a default rate of interest equal to 2.00% per year above the rate that would otherwise be applicable. In addition, if any event of default exists under the 2019 Credit Facility, the lenders may commence foreclosure or other actions against the collateral.

If any default exists under the 2019 Credit Facility, or if the Borrower is unable to make any of the representations and warranties as stated in the 2019 Credit Facility at the applicable time, the Borrower will be unable to borrow funds or have letters of credit issued under the 2019 Credit Facility, which, depending on the circumstances prevailing at that time, could have a material adverse effect on the Borrower’s liquidity and working capital.

Promissory Note

In connection with the Merger, on October 27, 2017, the Company issued a promissory note for $22.5 million to certain of GENBAND's equityholders (the "Promissory Note"). The Promissory Note did not amortize and the principal thereon was payable in full on the third anniversary of its execution. Interest on the Promissory Note was payable quarterly in arrears and accrued at a rate of 7.5% per year for the first six months after issuance, and thereafter at a rate of 10% per year. The failure to make any payment under the Promissory Note when due and, with respect to payment of any interest, the continuation of such failure for a period of thirty days thereafter, constituted an event of default under the Promissory Note. If an event of default occurred under the Promissory Note, the payees could declare the entire balance of the Promissory Note due and payable (including principal and accrued and unpaid interest) within five business days of the payees' notification to the Company of such acceleration. Interest that was not paid on the interest payment date would increase the principal amount of the Promissory Note. At December 31, 2018, the Promissory Note balance was $24.1 million, comprised of $22.5 million of principal, plus $1.6 million of interest converted to principal.

On April 29, 2019, concurrently with the closing of the 2019 Credit Facility as discussed above, the Company repaid in full all outstanding amounts under the Promissory Note, aggregating $24.7 million. The Company did not incur any early termination penalties in connection with this repayment.

(13) LONG-TERM LIABILITIES

Long-term liabilities consisted of the following (in thousands):

	December 31,
	2019	2018
Finance lease obligations	$3,149	$2,363
Deferred rent	—	3,039
Restructuring	3,510	979
Pension obligations	9,954	7,006
Taxes payable	1,991	1,818
Deferred purchase consideration	—	30,000
Other	1,683	2,425
	20,287	47,630
Current portion	(3,698)	(16,833)
Long-term liabilities, net of current portion	$16,589	$30,797

RIBBON COMMUNICATIONS INC.
Notes to Consolidated Financial Statements (Continued)

The current portions of long-term liabilities are included as components of Accrued expenses and other in the Company's consolidated balance sheets.

(14) REVENUE RECOGNITION

Effective January 1, 2018, the Company adopted the New Revenue Standard using the modified retrospective option and identified the necessary changes to its policies, processes, systems and controls. Under the modified retrospective method, the Company is applying the New Revenue Standard to all contracts not yet completed as of January 1, 2018, recognizing in beginning Accumulated deficit an adjustment for the cumulative effect of the change and providing additional disclosures comparing results to those as if the Company was still following the previous accounting standards. Under ASC 605, Revenue Recognition ("ASC 605"), the Company concluded it did not have vendor-specific objective evidence of selling price ("VSOE") for certain elements in software bundled arrangements, which resulted in revenue being recognized ratably over the longest performance period. Additionally, under ASC 606 for arrangements with certain customers that include acceptance criteria, revenue is recognized when the customer obtains control, as the Company believes acceptance is perfunctory. Under ASC 605, revenue was deferred until acceptance was received. The Company is also capitalizing incremental commission fees as a result of obtaining contracts and will amortize the asset based on the transfer of services to which the asset relates, which is approximately five years. The cumulative effect of capitalizing commission fees was not material at January 1, 2018. In connection with the adoption of ASC 606, as of January 1, 2018, the Company recorded an adjustment to decrease Accumulated deficit by $12.2 million (net of tax, which was $0 due to the full valuation allowance).

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

RIBBON COMMUNICATIONS INC.
Notes to Consolidated Financial Statements (Continued)

Significant Judgments

The Company's contracts with customers often include promises to transfer multiple products and services to the customer. Determining whether products and services are considered distinct performance obligations that should be accounted for separately versus together may require significant judgment.

Judgment is required to determine the standalone selling price for each distinct performance obligation. The Company typically has more than one standalone selling price ("SSP") for individual products and services due to the stratification of those products and services by customers and circumstances. In these instances, the Company may use information such as the size of the customer and geographic region in determining the SSP.

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

The Company's total revenue for the years ended December 31, 2019, 2018 and 2017 was disaggregated geographically as follows:

Year ended December 31, 2019	Product revenue	Service revenue (maintenance)	Service revenue (professional services)	Total revenue
United States	$170,937	$133,271	$37,085	$341,293
Europe, Middle East and Africa	42,262	43,186	12,279	97,727
Japan	13,065	11,692	5,842	30,599
Other Asia Pacific	17,552	16,106	4,879	38,537
Other	18,214	29,973	6,768	54,955
	$262,030	$234,228	$66,853	$563,111

Year ended December 31, 2018	Product revenue	Service revenue (maintenance)	Service revenue (professional services)	Total revenue
United States	$169,510	$132,282	$35,832	$337,624
Europe, Middle East and Africa	37,833	46,856	11,794	96,483
Japan	23,108	11,234	5,069	39,411
Other Asia Pacific	30,575	12,321	4,358	47,254
Other	17,988	31,273	7,872	57,133
	$279,014	$233,966	$64,925	$577,905

RIBBON COMMUNICATIONS INC.
Notes to Consolidated Financial Statements (Continued)

Year ended December 31, 2017	Product revenue	Service revenue (maintenance)	Service revenue (professional services)	Total revenue
United States	$121,121	$75,040	$22,896	$219,057
Europe, Middle East and Africa	23,352	17,471	3,742	44,565
Japan	10,252	10,282	3,855	24,389
Other Asia Pacific	14,693	5,901	1,952	22,546
Other	11,701	6,041	1,643	19,385
	$181,119	$114,735	$34,088	$329,942

The Company's product revenue from its direct sales program and from indirect sales through its channel partner program for the years ended December 31, 2019, 2018 and 2017 was as follows (in thousands):

	Year ended December 31,
	2019	2018	2017
Indirect sales through channel program	$94,639	$69,232	$43,138
Direct sales	167,391	209,782	137,981
	$262,030	$279,014	$181,119

The Company's product revenue from sales to enterprise customers and from sales to service provider customers for the years ended December 31, 2019, 2018 and 2017 was as follows (in thousands):

	Year ended December 31,
	2019	2018	2017
Sales to enterprise customers	$70,548	$57,534	$35,592
Sales to service provider customers	191,482	221,480	145,527
	$262,030	$279,014	$181,119

Revenue Contract Balances

The timing of revenue recognition, billings and cash collections results in billed accounts receivable, unbilled receivables, which are contract assets, and customer advances and deposits, which are contract liabilities, in the Company's consolidated balance sheets. Amounts are billed as work progresses in accordance with agreed-upon contractual terms, either at periodic intervals or upon achievement of contractual milestones. Completion of services and billing may occur subsequent to revenue recognition, resulting in contract assets. The Company may receive advances or deposits from its customers before revenue is recognized, resulting in contract liabilities which are classified as deferred revenue. These assets and liabilities are reported in the Company's consolidated balance sheets on a contract-by-contract basis as of the end of each reporting period. Changes in the contract asset and liability balances during the years ended December 31, 2019 and 2018 were not materially impacted by any factors other than billing and revenue recognition. Nearly all of the Company's deferred revenue balance is related to services revenue, primarily customer support contracts. Unbilled receivables stem primarily from engagements where services have been performed; however, billing cannot occur until services are completed.

In some arrangements, the Company allows customers to pay for term-based software licenses and products over the term of the software license. The Company also sells SaaS-based software under subscription arrangements, with payment terms over the term of the SaaS agreement. Amounts recognized as revenue in excess of amounts billed are recorded as unbilled receivables. Unbilled receivables that are anticipated to be invoiced in the next twelve months are included in Accounts receivable on the Company's consolidated balance sheets. The changes in the Company's accounts receivable, unbilled receivables and deferred revenue balances for the years ended December 31, 2019 and 2018 were as follows (in thousands):

RIBBON COMMUNICATIONS INC.
Notes to Consolidated Financial Statements (Continued)

	Accounts receivable	Unbilled accounts receivable	Deferred revenue (current)	Deferred revenue (long-term)
Balance at January 1, 2019	$174,310	$13,543	$105,087	$17,572
Increase (decrease), net	(5,808)	10,661	(4,681)	2,910
Balance at December 31, 2019	$168,502	$24,204	$100,406	$20,482

	Accounts receivable	Unbilled accounts receivable	Deferred revenue (current)	Deferred revenue (long-term)
Balance at January 1, 2018	$149,122	$16,034	$100,571	$14,184
Increase (decrease), net	25,188	(2,491)	4,516	3,388
Balance at December 31, 2018	$174,310	$13,543	$105,087	$17,572

The Company recognized approximately $94 million of revenue in the year ended December 31, 2019 that was recorded as deferred revenue at December 31, 2018 and approximately $84 million of revenue in the year ended December 31, 2018 that was recorded as deferred revenue at December 31, 2017. Of the Company's deferred revenue reported as long-term in its consolidated balance sheet at December 31, 2019, the Company expects that approximately $13 million will be recognized as revenue in 2021, approximately $4 million will be recognized as revenue in 2022 and approximately $3 million will be recognized as revenue in 2023 and beyond.

All freight-related customer invoicing is recorded as revenue, while the shipping and handling costs that occur after control of the promised goods or services transfer to the customer are reported as fulfillment costs, a component of Cost of revenue - product in the Company's consolidated statements of operations.

Deferred Commissions Cost

Sales commissions earned by the Company's employees are considered incremental and recoverable costs of obtaining a contract with a customer. Under ASC 605, the costs associated with obtaining a customer contract were expensed in the period the revenue was earned. Under ASC 606, these payments have been deferred on our consolidated balance sheet and are being amortized over the expected life of the customer contract, which is five years. At December 31, 2019 and 2018, the Company had $3.6 million and $2.7 million, respectively, of deferred sales commissions capitalized.

Adoption of ASC 606

Under the modified retrospective method, the Company applied ASC 606 to those contracts that were not completed as of January 1, 2018. Results for reporting periods beginning January 1, 2018 are presented under ASC 606, and prior period amounts have not been adjusted and are reported in accordance with the Company's historical accounting treatment under ASC 605.

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

(15) COMMON STOCK REPURCHASES

In the second quarter of 2019, the Company's Board of Directors (the "Board") approved a stock repurchase program (the "Repurchase Program") pursuant to which the Company may repurchase up to $75 million of its common stock prior to April 18, 2021. Repurchases under the Repurchase Program may be made in the open market, in privately negotiated transactions or otherwise, with the amount and timing of repurchases depending on market conditions and corporate discretion. The

RIBBON COMMUNICATIONS INC.
Notes to Consolidated Financial Statements (Continued)

Repurchase Program does not obligate the Company to acquire any particular amount of common stock and may be extended, modified, suspended or discontinued at any time at the Board's discretion. The stock repurchases are being funded using the Company's working capital. During the year ended December 31, 2019, the Company spent $4.5 million, including transaction fees, to repurchase and retire 1.0 million shares of its common stock under the Repurchase Program. At December 31, 2019, the Company had $70.5 million remaining under the Repurchase Program for future repurchases.

The Company had previously implemented a stock repurchase program (the "Sonus Repurchase Program"), which Ribbon did not assume in connection with the Merger. The Company did not repurchase any shares under the Sonus Repurchase Program during the year ended December 31, 2017.

(16) STOCK-BASED COMPENSATION PLANS

2019 Stock Incentive Plan

At the Company's annual meeting of stockholders held on June 5, 2019, the Company's stockholders approved the Ribbon Communications Inc. Incentive Award Plan (the "2019 Plan"). The 2019 Plan had previously been approved by the Board, subject to stockholder approval. Under the 2019 Plan, the Company may grant awards up to 7.0 million shares of common stock (subject to adjustment in the event of stock splits and other similar events), plus 5.1 million shares of common stock that remained available for issuance under the Company's Amended and Restated Stock Incentive Plan (the "2007 Plan") on June 5, 2019, plus any shares covered by awards under the 2007 Plan (or the Company's other prior equity compensation plans) that again become available for grant pursuant to the provisions of the 2007 Plan. The 2019 Plan provides for the grant of options to purchase the Company's common stock ("stock options"), stock appreciation rights ("SARs"), restricted stock awards ("RSAs"), performance-based stock awards ("PSAs"), restricted stock units ("RSUs"), performance-based stock units ("PSUs") and other stock- or cash-based awards. Awards can be granted under the 2019 Plan to the Company's employees, officers and non-employee directors, as well as consultants and advisors of the Company and its subsidiaries. At December 31, 2019, there were 7.1 million shares available for future issuance under the 2019 Plan.

2007 Plan

The Company's 2007 Plan provides for the award of stock options, SARs, RSAs, RSUs, PSAs, PSUs and other stock-based awards to employees, officers, non-employee directors, consultants and advisors of the Company and its subsidiaries. On and following June 5, 2019, with the exception of shares underlying awards outstanding as of that date, no additional shares may be granted under the 2007 Plan.

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

2012 Stock Incentive Plan

In connection with the acquisition of Performance Technologies, Inc. ("PT"), the Company assumed PT's 2012 Amended Performance Technologies, Incorporated Omnibus Incentive Plan, and subsequently renamed it the 2012 Stock Incentive Plan

RIBBON COMMUNICATIONS INC.
Notes to Consolidated Financial Statements (Continued)

(the "2012 Plan"). In December 2014, all of the unissued shares under the 2012 Plan were transferred to the 2007 Plan. Any outstanding awards under the 2012 Plan that in the future expire, terminate, are canceled, surrendered or forfeited, or are repurchased by the Company will be returned to the 2019 Plan. Accordingly, at December 31, 2019 there were no shares available for future issuance under the 2012 Plan.

2008 Stock Incentive Plan

In connection with the acquisition of Network Equipment Technologies, Inc. ("NET"), the Company assumed NET's 2008 Equity Incentive Plan and subsequently renamed it the 2008 Stock Incentive Plan (the "2008 Plan"). In December 2014, all of the unissued shares under the 2008 Plan were transferred to the 2007 Plan. Any outstanding awards under the 2008 Plan that in the future expire, terminate, are canceled, surrendered or forfeited, or are repurchased by the Company will be returned to the 2019 Plan. Accordingly, at December 31, 2019 there were no shares available for future issuance under the 2008 Plan.

Treatment of Equity Awards in Connection with the Merger

In connection with the Merger, the Company accelerated the vesting of all then-outstanding stock options and certain then-outstanding full value awards on the Merger Date. In addition, the vesting schedules of certain remaining unvested full value awards were adjusted. Such vesting and adjustments are described below:

Stock options - each stock option outstanding as of five business days prior to the Merger Date became vested in full as of that date (to the extent not previously vested), and the holders of such stock options were permitted to exercise their stock options from October 20, 2017 through October 24, 2017, after which date all remaining stock options, with certain exceptions, were canceled. The Company accelerated the vesting of 0.3 million stock options and subsequently canceled 4.5 million vested unexercised stock options in connection with this transaction. Any stock options granted under the 2008 Plan and 2012 Plan were not canceled, as these plans do not permit such cancellations. These stock options continue to be outstanding until they are either exercised or expire.

RSAs and RSUs - as prescribed by the Company's 2007 Plan, any unvested RSAs and RSUs that were scheduled to vest within one year from the Merger Date vested in full as of the Merger Date. The vesting schedules of the remaining unvested RSAs and RSUs were then accelerated by one year. Certain executives had specific terms and conditions related to their RSAs detailed in their employment agreements or amendments thereto (the "employment terms"). The accelerated vesting of and future vesting schedule adjustments to the RSAs held by these individuals were completed in accordance with their individual employment terms. In accordance with the terms of their RSA grants, unvested RSAs held by the then-current members of the Board were accelerated on a pro rata basis based on the amount of time the unvested RSAs were outstanding compared to the originally scheduled vesting date. Unvested PSUs granted to the Company's then-current President and Chief Executive Officer, who separated from the Company effective December 13, 2017 (the "Former CEO"), were converted to RSAs in accordance with his employment terms; certain of those converted grants were accelerated, and the remaining RSAs continued to vest according to their terms, but with the elimination of any required satisfaction of the performance metrics associated with the awards when they were originally granted as PSUs. In total, the Company accelerated the vesting of and released 1.1 million RSAs and approximately 36,000 RSUs in connection with the Merger.

PSUs - any unvested PSUs were accelerated in accordance with the employment agreement of each individual PSU holder. The remaining unvested units would continue to vest according to their terms, with the exception of the PSU grants held by the Former CEO, as discussed above. The Company accelerated the vesting of and released approximately 98,000 PSUs in connection with the Merger.

Executive Equity Arrangements

Stock-for-Cash Bonus Election

In connection with the Company’s annual incentive program, certain executives of the Company were given the choice to receive a portion, ranging from 10% to 50% (the "Elected Percentage") of their fiscal year 2018 bonuses (the “2018 Bonus”), if any were earned, in the form of shares of the Company’s common stock (the “2018 Bonus Shares” and such program, the “Stock Bonus Election Program”). Each executive could also elect not to participate in this program and to earn his or her 2018 Bonus, if any, in the form of cash. Any executive who elected to receive a portion of his or her 2018 Bonus in stock would also

RIBBON COMMUNICATIONS INC.
Notes to Consolidated Financial Statements (Continued)

receive an uplift of 20% of the value of the 2018 Bonus Shares in additional shares of the Company’s common stock (the “Uplift Shares”) with the exception of the Company’s Chief Executive Officer and his senior leadership team. Under the Stock Bonus Election Program, the amount of the 2018 Bonus, if any, for each executive was determined by the Compensation Committee of the Board (the "Compensation Committee").

The number of shares earned by each of the 23 participants in the Stock Bonus Election Program was calculated by multiplying each participant's 2018 Bonus by the applicable Elected Percentage (plus the amount attributable to Uplift Shares, if applicable) and dividing the resulting amount by $4.97, the closing price of the Company’s common stock on March 8, 2019, the date of the company-wide cash bonus payments. The Company granted 198,949 shares in the aggregate in connection with the 2018 Bonus Shares on March 15, 2019, and such shares were fully vested on the date of grant. However, notwithstanding that each such share of common stock was fully vested, each participant in the Stock Bonus Election Program was contractually restricted from trading the 2018 Bonus Shares for five months after the date of grant. Both the grant and vesting of the 2018 Bonus Shares are included in the RSU table below.

The Company determined that the grant date criteria for the 2018 Bonus Shares and Uplift Shares had not been met as of December 31, 2018, as the number of shares to be granted to each executive had not been determined. The Company recorded stock-based compensation expense totaling $1.1 million in connection with the Stock Bonus Program in 2018 and recorded a liability in connection with the future issuance of the 2018 Bonus Shares and Uplift Shares. This liability was reclassified to equity at the time the shares were granted.

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

Each executive's Performance PSU grant is comprised of three consecutive fiscal year performance periods from 2019 through 2021 (each, a "Fiscal Year Performance Period"), with one-third of the Performance PSUs attributable to each Fiscal Year Performance Period. The number of shares that will vest for each Fiscal Year Performance Period will be based on the achievement of certain metrics related to the Company's financial performance for the applicable year on a standalone basis (each, a "Fiscal Year Performance Condition"). In the third quarter of 2019, the Company adjusted the 2019 Performance PSU goals to reflect the changes to the Company's calculation of certain metrics. There was no incremental expense in connection with this modification. The Company's achievement of the 2019 Fiscal Year Performance Conditions (and the number of shares of Company common stock to vest as a result thereof) will be measured on a linear sliding scale in relation to specific threshold, target and stretch performance conditions. The Company is recording stock-based compensation expense for the Performance PSUs based on its assessment of the probability that each performance condition will be achieved and the level, if any, of such achievement. As of December 31, 2019, the Company determined that the grant date criteria for the 2020 and 2021 Fiscal Year Performance Periods had not been met, as the 2020 and 2021 Fiscal Year Performance Conditions had not been established by the Company. Accordingly, the stock-based compensation expense recorded in the year ended December 31, 2019 in connection with the Performance PSUs is related only to those PSUs with 2019 Fiscal Year Performance Conditions. The Compensation Committee will determine the number of shares earned, if any, after the Company's financial results for each Fiscal Year Performance Period are finalized. Upon the determination by the Compensation Committee of the number of shares that will be received upon vesting of the Performance PSUs, such number of shares will become fixed and the unamortized expense will be recorded through the remainder of the service period that ends on March 15, 2022, at which time the total Performance PSUs earned, if any, will vest, pending each executive's continued employment with the Company through that date. The number of shares of common stock to be achieved upon vesting of the Performance PSUs will in no event exceed 200% of the Performance PSUs. Shares subject to the Performance PSUs that fail to be earned will be forfeited.

The Market PSUs have one three-year performance period, which will end on December 31, 2021 (the "Market Performance Period"). The number of shares subject to the Market PSUs that will vest, if any, on March 15, 2022, will be dependent upon the Company's total shareholder return ("TSR") compared with the TSR of the companies included in the Nasdaq Telecommunications Index for the same Market Performance Period, measured by the Compensation Committee after

RIBBON COMMUNICATIONS INC.
Notes to Consolidated Financial Statements (Continued)

the Market Performance Period ends. The shares determined to be earned will vest on March 15, 2022, pending each executive's continued employment with the Company through that date. The number of shares of common stock to be achieved upon vesting of the Market PSUs will in no event exceed 200% of the Market PSUs. Shares subject to the Market PSUs that fail to be earned will be forfeited.

2018 PSU Grant. In May 2018, the Company granted its then-current President and Chief Executive Officer, Mr. Hobbs, 195,000 PSUs with both performance and service conditions (the “2018 PSUs”). Of the 195,000 2018 PSUs, one-half each would vest based on the achievement of two separate metrics related to the Company’s 2018 financial performance (the “2018 Performance Conditions”). The Company’s achievement of the 2018 Performance Conditions (and the shares of Company common stock to vest as a result thereof) were measured on a linear sliding scale in relation to specific threshold, target and stretch performance conditions. The number of shares of common stock to be received upon vesting of the 2018 PSUs would in no event exceed 150% of the 2018 PSUs. In the year ended December 31, 2018, the Company recorded stock-based compensation expense for the 2018 PSUs based on its assessment of the probability that each performance condition would be achieved and the level, if any, of such achievement. The Company recorded $0.3 million of stock-based compensation expense in the year ended December 31, 2018 in connection with the 2018 PSUs. In February 2019, the Compensation Committee determined that the performance metrics for one-half of the 2018 PSUs had been achieved at the 106.49% achievement level and one-half of the 2018 PSUs had been achieved at the 150% level, for a total of 250,075 shares earned. However, in April 2019, the Compensation Committee subsequently determined that the performance metrics for the entire 2018 PSUs had been achieved at the 150% level, for a total of 292,500 shares eligible to be issued (the "2018 Shares Earned"), pending Mr. Hobbs' continued employment with the Company through December 31, 2020. In connection with Mr. Hobbs' separation from the Company effective December 31, 2019, the vesting schedule for the 2018 Shares Earned was accelerated and the shares were released on January 30, 2020 (see "Accelerated Vesting of Unvested Stock Units Held by Mr. Hobbs" below).

2017 PSU Grants. On March 31, 2017, the Company granted an aggregate of 165,000 PSUs with both market and service conditions to five of its executives (the "2017 PSUs"). The terms of each PSU grant were such that up to one-third of the shares subject to the respective PSU grant would vest, if at all, on each of the respective first, second and third anniversaries of the date of grant, depending on the Company's TSR compared with the TSR of the companies included in the Nasdaq Telecommunications Index for the same fiscal year, measured by the Compensation Committee after each of the fiscal years as defined by each grant (each, a "Performance Period"). The shares determined to be earned would vest on the anniversary of the grant date following each Performance Period. Shares subject to the PSUs that failed to be earned would be forfeited. In March 2018, the Compensation Committee determined that the performance metrics for the 2017 PSUs for the 2017 Performance Period had been achieved at the 130% level and accordingly, 33,584 shares in the aggregate were released to the three remaining executives holding such outstanding grants, comprised of 25,834 shares, representing the 100% achievement of target, granted on March 31, 2017, and 7,750 shares, representing the 30% achievement over target, granted on March 31, 2018. In February 2019, the Compensation Committee determined that the performance metrics for the 2017 PSUs for the 2018 Performance Period had been achieved at the 61.4% level and accordingly, 9,464 shares were released to the three remaining executives holding such outstanding grants on March 31, 2019. The shares that failed to be earned for the 2018 Performance Period, aggregating 5,950 shares, were forfeited. Accordingly, at December 31, 2019, there were no remaining unvested 2017 PSUs outstanding. The release and forfeiture of the shares related to the 2018 Performance Period are included in the PSU table below.

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

Accelerated Vesting of Unvested Stock Units Held by Mr. Hobbs. On November 13, 2019, the Company announced that, effective that date, Mr. Hobbs was no longer serving as the President and Chief Executive Officer of Ribbon, and, also on and effective November 13, 2019, the Board appointed Steven Bruny, the Company's Executive Vice President, Global Sales & Services, and Kevin Riley, the Company's Executive Vice President, Advanced R&D and Chief Technology Officer, as Interim Co-Presidents and Chief Executive Officers, to assume the duties of the Company's President and Chief Executive Officer while the Board searched for a permanent successor to Mr. Hobbs. Mr. Hobbs resigned his position as a member of the Board effective December 27, 2019 and separated from the Company effective December 31, 2019. In connection with his separation from the Company and in accordance with the terms of his employment agreement with the Company, the vesting of certain of

RIBBON COMMUNICATIONS INC.
Notes to Consolidated Financial Statements (Continued)

Mr. Hobbs' RSUs and PSUs were accelerated, some of which were released on January 30, 2020, with certain other PSUs, if any are earned, scheduled for release no later than December 15, 2020.

Stock Options

Stock options granted under the 2019 Plan expire ten years from the date of grant. Outstanding stock options granted under the Edgewater Plan expire ten years from the date of grant. Outstanding stock options granted under the 2008 Plan expire either seven or ten years from the date of grant. Outstanding stock options granted under the 2012 Plan expire ten years from the date of grant. There were no stock options outstanding under either the 2019 Plan or the 2007 Plan at December 31, 2019. The grant date fair value of stock options, adjusted for estimated forfeitures, is recognized as expense on a straight-line basis over the requisite service period, which is generally the vesting period. Forfeitures are estimated based on historical experience.

The activity related to the Company's outstanding stock options during the year ended December 31, 2019 was as follows:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value (in thousands)
Outstanding at January 1, 2019	582,061	$9.01
Granted	—	$—
Exercised	(127,334)	$1.85
Forfeited	(38,666)	$2.55
Expired	(118,937)	$12.43
Outstanding at December 31, 2019	297,124	$11.55	4.95	$122
Vested or expected to vest at December 31, 2019	293,782	$11.65	4.92	$119
Exercisable at December 31, 2019	260,152	$12.89	4.59	$85

The Company did not grant stock options during the years ended December 31, 2019 and 2018. The grant date fair values of stock options granted in the year ended December 31, 2017 were estimated using the Black-Scholes valuation model with the following assumptions:

Risk-free interest rate	1.22% - 1.95%
Expected dividends	—
Weighted average volatility	51.1%
Expected life (years)	5.0

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

The weighted average grant-date fair value of options granted for the year ended December 31, 2017 was $3.05.

The total intrinsic values of options exercised were $0.5 million for the year ended December 31, 2019, approximately $39,000 for the year ended December 31, 2018 and $0.2 million for the year ended December 31, 2017.

The Company received cash from option exercises of $0.2 million in the year ended December 31, 2019, $0.1 million in the year ended December 31, 2018 and $0.6 million in the year ended December 31, 2017.

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

The activity related to the Company's RSAs for the year ended December 31, 2019 was as follows:

	Shares	Weighted Average Grant Date Fair Value
Unvested balance at January 1, 2019	1,508,011	$6.90
Granted	—	$—
Vested	(967,291)	$6.90
Forfeited	(52,744)	$7.04
Unvested balance at December 31, 2019	487,976	$6.87

The activity related to the Company's RSUs for the year ended December 31, 2019 was as follows:

	Shares	Weighted Average Grant Date Fair Value
Unvested balance at January 1, 2019	636,300	$6.52
Granted	2,828,832	$4.98
Vested	(537,416)	$6.04
Forfeited	(137,656)	$5.35
Unvested balance at December 31, 2019	2,790,060	$5.11

The total grant date fair value of vested restricted stock grant shares was $9.9 million in the year ended December 31, 2019, $9.7 million in the year ended December 31, 2018 and $19.1 million in the year ended December 31, 2017.

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

The activity related to the Company's PSUs for the year ended December 31, 2019 was as follows:

	Shares	Weighted Average Grant Date Fair Value
Unvested balance at January 1, 2019	210,416	$5.77
Granted	872,073	$6.03
Vested	(9,466)	$8.55
Forfeited	(5,950)	$8.55
Unvested balance at December 31, 2019	1,067,073	$5.94

RIBBON COMMUNICATIONS INC.
Notes to Consolidated Financial Statements (Continued)

The total grant date fair value of vested performance-based stock grant shares was $0.1 million in the year ended December 31, 2019, $0.6 million in the year ended December 31, 2018 and $1.4 million in the year ended December 31, 2017.

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

In May 2017, the Compensation Committee determined to suspend all offering periods under the ESPP, effective September 1, 2017, until such time after the Merger Date as the Compensation Committee determined was best in its sole discretion. The Company's Board voted to re-implement the ESPP effective December 1, 2018 for employees in certain geographic regions, with the first purchase date of the re-implemented ESPP completed on May 31, 2019.

At December 31, 2019, 5.0 million shares, the maximum number of shares that may be issued under the ESPP, were authorized and 1.1 million shares were available under the ESPP for future issuance. The ESPP will expire on May 20, 2020.

Stock-Based Compensation

The consolidated statements of operations included stock-based compensation for the years ended December 31, 2019, 2018 and 2017 as follows (in thousands):

	Year ended December 31,
	2019	2018	2017
Product cost of revenue	$76	$114	$514
Service cost of revenue	478	345	1,448
Research and development	1,898	1,797	7,337
Sales and marketing	3,028	2,935	4,885
General and administrative	7,121	5,881	11,473
	$12,601	$11,072	$25,657

There was no income tax benefit for employee stock-based compensation expense for the years ended December 31, 2019, 2018 and 2017 due to the valuation allowance recorded.

Stock-based compensation expense recorded for the year ended December 31, 2019 included $1.6 million of incremental expense related to the accelerated vesting of RSUs and PSUs held by the former President and Chief Executive Officer in connection with his separation from the Company effective December 31, 2019. Stock-based compensation expense recorded for the year ended December 31, 2017 included $8.6 million of incremental expense related to the acceleration of stock options and full value awards and subsequent adjustments to the vesting schedules of the remaining unvested full value awards in connection with the Merger. In addition, the Company recorded $1.6 million of incremental expense related to the accelerated vesting of RSAs held by a former President and Chief Executive Officer in connection with his separation from the Company effective December 13, 2017.

At December 31, 2019, there was $11.3 million, net of expected forfeitures, of unrecognized stock-based compensation expense related to unvested stock options, RSAs, RSUs and PSUs. This expense is expected to be recognized over a weighted average period of approximately two years.

RIBBON COMMUNICATIONS INC.
Notes to Consolidated Financial Statements (Continued)

Common Stock Reserved

Common stock reserved for future issuance at December 31, 2019 consists of the following:

2019 Plan	7,051,559
ESPP	1,148,867
8,200,426

The Company's policy is to issue authorized but unissued shares upon the exercise of stock options, to grant restricted common stock, to settle restricted stock units and performance-based stock units, and to authorize the purchase of shares of the Company's common stock under the ESPP.

(17) LEASES

The Company has operating and finance leases for corporate offices, research and development facilities, and certain equipment. Operating leases are reported separately in the Company's consolidated balance sheet at December 31, 2019. Assets acquired under finance leases are included in Property and equipment, net, in the consolidated balance sheets at December 31, 2019 and 2018.

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

Right-of-use assets and lease liabilities are initially measured based on the present value of the future minimum fixed lease payments (i.e., fixed payments in the lease contract) over the lease term at the commencement date. As the Company's existing leases do not have a readily determinable implicit rate, the Company uses its incremental borrowing rate based on the information available at the commencement date in determining the present value of future minimum fixed lease payments. The Company calculates its incremental borrowing rate to reflect the interest rate that it would have to pay to borrow on a collateralized basis an amount equal to the lease payments in a similar economic environment over a similar term and considers its historical borrowing activities and market data from entities with comparable credit ratings in this determination. The measurement of the right-of-use asset also includes any lease payments made prior to the commencement date (excluding any lease incentives) and initial direct costs incurred. The Company assessed its right-of-use assets for impairment as of December 31, 2019 and determined no impairment has occurred.

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

In connection with the 2019 Restructuring Initiative, certain lease assets related to facilities will be partially or fully vacated as the Company consolidates its facilities. The Company has no plans to enter into sublease agreements for certain facilities. The Company ceased use of these facilities in the third quarter of 2019. Accordingly, the Company accelerated the amortization of the associated lease assets through the planned cease-use date of each facility, resulting in additional

RIBBON COMMUNICATIONS INC.
Notes to Consolidated Financial Statements (Continued)

amortization expense of $3.7 million in the year ended December 31, 2019. The Company also recorded a liability of $0.9 million in 2019 for all future anticipated variable lease costs related to these facilities. This incremental accelerated amortization and estimated future variable lease costs are included in Restructuring and related expense in the Company's consolidated statements of operations for the year ended December 31, 2019. The Company may incur additional future expense if it is unable to sublease other locations included in the Facilities Initiative.

The Company leases its corporate offices and other facilities under operating leases, which expire at various times through 2029. The Company's corporate headquarters is located in a leased facility in Westford, Massachusetts under a lease that expires in August 2028. The Company's finance leases primarily consist of equipment.

At December 31, 2019, the Company had 107,800 square feet of building space in North Dallas, Texas under construction as part of its 2019 Restructuring and Facilities Consolidation Initiative. The Company's leased Plano, Texas facility will be vacated upon completion of the construction of the North Dallas, Texas site. At that time, employees will relocate to the new site as part of the 2019 Restructuring Initiative. The construction of the new North Dallas, Texas site is expected to be completed in 2020.

The Company's right-of-use lease assets and lease liabilities at December 31, 2019 and December 31, 2018 were as follows (in thousands):

	December 31, 2019	December 31, 2018
Assets
Operating lease assets	$36,654	$—
Finance lease assets*	2,420	2,104
Total leased assets	$39,074	$2,104

Liabilities
Current
Operating	$7,719	$—
Finance	1,005	1,039
Noncurrent
Operating	37,202	—
Finance	2,144	1,324
Total lease liabilities	$48,070	$2,363

* Finance lease assets were recorded net of accumulated depreciation of $2.0 million and $0.9 million at December 31, 2019 and December 31, 2018, respectively, and were reported as capital lease assets prior to the Company's adoption of ASC 842.

The components of lease expense for the year ended December 31, 2019 were as follows (in thousands):

Operating lease cost*	$13,865
Finance lease cost
Amortization of leased assets	1,106
Interest on lease liabilities	265
Short-term lease cost	19,460
Variable lease costs (costs excluded from minimum fixed lease payments)**	3,264
Sublease income	(374)
Net lease cost	$37,586

* Operating lease cost for the year ended December 31, 2019 includes $3.7 million of accelerated amortization for certain assets partially or fully vacated in 2019 with no intent or ability to sublease.
** Variable lease costs for the year ended December 31, 2019 include a $0.9 million accrual for all future estimated variable expenses related to certain assets partially or fully vacated in 2019 with no intent or ability to sublease.

RIBBON COMMUNICATIONS INC.
Notes to Consolidated Financial Statements (Continued)

The Company elected to use the alternative transition method, which allows entities to initially apply ASC 842 at the adoption date with no subsequent adjustments to prior period lease costs for comparability. As a result, operating leases in periods prior to the Company's adoption of ASC 842 were not recorded on the consolidated balance sheet. Prior to the adoption of ASC 842, rent expense (including any escalation clauses, free rent and other lease concessions) on operating leases was recognized on a straight-line basis over the minimum lease term, and this remains consistent with the Company's application of ASC 842. Rent expense was $11.9 million and $5.9 million for the years ended December 31, 2018 and 2017, respectively. Interest expense for finance leases was approximately $52,000 and $14,000 for the years ended December 31, 2018 and 2017, respectively. Amortization expense for finance leases was $0.6 million and $0.1 million for the years ended December 31, 2018 and 2017, respectively.

Other information related to the Company's leases as of and for the year ended December 31, 2019 was as follows (in thousands, except lease terms and percentages):

Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$10,559
Operating cash flows from finance leases	$265
Financing cash flows from finance leases	$913
Weighted average remaining lease term (years):
Operating leases	6.73
Finance leases	2.35
Weighted average discount rate:
Operating leases	6.50%
Finance leases	7.54%

Future minimum fixed lease payments under noncancelable leases at December 31, 2019 were as follows (in thousands):

	Operating	Finance
	leases	leases
2020	$10,290	$1,644
2021	9,468	1,159
2022	7,665	581
2023	7,067	—
2024	5,303	—
2025 and beyond	15,738	—
Total lease payments	55,531	3,384
Less: interest	(10,610)	(235)
Present value of lease liabilities	$44,921	$3,149

Future minimum fixed lease payments under noncancelable leases at December 31, 2018 were as follows (in thousands):

	Operating	Finance
	leases*	leases
2019	$10,705	$1,386
2020	8,384	1,010
2021	7,455	288
2022	5,691	—
2023	5,430	—
2024 and beyond	19,818	—
Total lease payments	$57,483	2,684
Less: interest		(321)
Present value of lease liabilities**		$2,363

* The amounts in this column include restructuring payments aggregating approximately $1 million, of which approximately 50% was due in less than one year and the remainder was due in one to three years. These amounts exclude current estimated sublease income aggregating approximately $125,000 over the remaining lease terms for restructured facilities.
** Prior to the Company's adoption of ASC 842 on January 1, 2019, operating leases were not recorded on the consolidated

RIBBON COMMUNICATIONS INC.
Notes to Consolidated Financial Statements (Continued)

balance sheet and no interest component was calculated.

(18) EMPLOYEE DEFINED CONTRIBUTION PLANS

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

The Company recorded expense related to its employee defined contribution plans aggregating $4.0 million in the year ended December 31, 2019, $3.2 million in the year ended December 31, 2018 and $1.4 million in the year ended December 31, 2017.

(19) NON-U.S. EMPLOYEE DEFINED BENEFIT PLANS

In connection with the Merger, the Company assumed GENBAND's defined benefit retirement plans that cover certain employees at various international locations. The Company adopted GENBAND's policy to contribute amounts at least sufficient to satisfy the minimum amount required by applicable law and regulations or to directly pay benefits where appropriate. Benefits under the defined benefit plans are typically based either on years of service and the employee's compensation (generally during a fixed number of years immediately before retirement) or on annual credits. The range of assumptions that are used for the non-U.S. defined benefit plans reflect the different economic environments within the various countries.

During the year ended December 31, 2019, in conjunction with the 2019 Restructuring Initiative, there were reductions in force that significantly reduced benefits that can be earned under the plan in one of our international locations that resulted in an immaterial curtailment loss. Settlement accounting was triggered in the year ended December 31, 2019 related to a reduction in force in one of our locations in 2018, resulting in an immaterial settlement gain.

During the year ended December 31, 2018, in conjunction connection with the Merger Restructuring Initiative, there were reductions in force that significantly reduced benefits that can be earned under the defined benefit plans in several international locations that resulted in curtailment accounting. A curtailment gain of $0.5 million was recognized in 2018 and included as a component of Other (expense) income, net, in the Company's consolidated statement of operations. In the year ended December 31, 2018, settlement accounting was triggered in only one of these locations, resulting in an immaterial settlement charge.

A reconciliation of the changes in the benefit obligations and fair value of the assets of the defined benefit plans for the years ended December 31, 2019 and 2018, the funded status of the plans, and the amounts recognized in the consolidated balance sheets as of December 31, 2019 and 2018 were as follows (in thousands):

RIBBON COMMUNICATIONS INC.
Notes to Consolidated Financial Statements (Continued)

	Year ended December 31, 2019	Year ended December 31, 2018
Changes in projected benefit obligations:
Projected benefit obligation, beginning of year	$10,848	$11,484
Service cost	335	449
Interest cost	140	150
Participant contributions	24	5
Benefits and expenses paid	(44)	(23)
Net actuarial loss (gain) on obligation	1,059	(414)
Curtailment	82	(553)
Settlement	(660)	(250)
Projected benefit obligation, end of year	$11,784	$10,848

Changes in plan assets:
Fair value of plan assets, beginning of year	$3,842	$3,893
Actual return on plan assets	(1,471)	(53)
Employer contributions	139	292
Participant contributions	24	5
Administrative expenses	(21)	(22)
Benefits paid	(683)	(273)
Fair value of plan assets, end of year	$1,830	$3,842

Funded status at end of year	$(9,954)	$(7,006)

Amounts recognized in accumulated other comprehensive loss consist of:
Net actuarial loss	$2,743	$222

Amounts recognized in the consolidated balance sheets consist of:
Accrued expenses and other (current pension liability)	$(74)	$(75)
Other long-term liabilities (non-current pension liability)	(9,880)	(6,931)
Net amount recognized	$(9,954)	$(7,006)

The increase in the underfunded status of the Company's defined benefit plans at December 31, 2019 compared to December 31, 2018 was the result of asset losses and a general decrease in discount rates which resulted in an increase in the projected benefit obligation.

Plans with underfunded or non-funded accumulated benefit obligations at December 31, 2019 and 2018 were as follows (in thousands):

	December 31, 2019	December 31, 2018
Aggregate projected benefit obligation	$11,784	$10,848
Aggregate accumulated benefit obligation	$7,759	$7,152
Aggregate fair value of plan assets	$1,830	$3,842

Net periodic benefit costs for the years ended December 31, 2019 and 2018 and the period from the Merger Date to December 31, 2017 were as follows (in thousands):

RIBBON COMMUNICATIONS INC.
Notes to Consolidated Financial Statements (Continued)

	Year ended December 31, 2019	Year ended December 31, 2018	October 27, 2017 to December 31, 2017
Service cost	$335	$449	$68
Interest cost	140	150	25
Expected return on plan assets	(14)	(45)	(8)
Plan asset expenses	21	22	4
Curtailment charge (credit)	13	(510)	—
Settlement charge	115	3	—
Net periodic benefit costs	$610	$69	$89

The Company made benefit payments of $683,000 and $273,000 in the years ended December 31, 2019 and 2018, respectively. These benefit payments included $660,000 and $250,000 of one-time lump sum payments to participants in 2019 and 2018, respectively. The Company made benefit payments of $3,000 in the period from the Merger Date to December 31, 2017. Expected benefit payments for the next ten years are as follows (in thousands):

Years ending December 31,
2020	$74
2021	94
2022	45
2023	223
2024	57
2025 to 2029	1,661
$2,154

The changes in plan assets and benefit obligations recognized in other comprehensive income (loss) before tax for the years ended December 31, 2019 and 2018 and the period from the Merger Date to December 31, 2017 were as follows (in thousands):

	Year ended December 31, 2019	Year ended December 31, 2018	October 27, 2017 to December 31, 2017
Net loss (gain)	$2,526	$(356)	$578

The Company defers all actuarial gains and losses resulting from variances between actual results and economic estimates or actuarial assumptions. The unrecognized actuarial gains and losses are recorded as unrealized pension actuarial gains (losses) in the Company's consolidated balance sheets as a component of Accumulated other comprehensive income. These unrecognized gains and losses are amortized as a component of net periodic benefit cost when the net gains and losses exceed 10% of the greater of the market value of plan assets or the projected benefit obligation at the beginning of the year. Amortization of the amount included in Accumulated other comprehensive income into net periodic benefit cost is expected to total approximately $176,000 for the year ended December 31, 2020.

The principal weighted average assumptions used to determine the benefit obligation at December 31, 2019 and 2018 were as follows:

	December 31, 2019	December 31, 2018
Discount rate	0.68%	1.30%
Rate of compensation increase	2.88%	2.83%

RIBBON COMMUNICATIONS INC.
Notes to Consolidated Financial Statements (Continued)

The principal weighted average assumptions used to determine net period benefit cost for the years ended December 31, 2019 and 2018 and the period from the Merger Date to December 31, 2017 were as follows:

	Year ended December 31, 2019	Year ended December 31, 2018	October 27, 2017 to December 31, 2017
Discount rate	1.30%	1.50%	1.49%
Expected long-term return on plan assets	1.12%	1.34%	1.23%
Rate of compensation increase	2.83%	3.38%	3.38%

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

The plans in the Netherlands and Switzerland are funded through insurance contracts, which provide guaranteed interest credit. The fair value of the contract is derived from the insurance company's assessment of the minimum value of the benefits provided by the insurance contract. The methodology used to value the plan assets assumes that the value of the plan assets equals the guaranteed insured benefits. For consistency, the same discount rate used in the valuation of the benefit obligations is used to place a value on the plan assets. The assets are assumed to grow each year in line with the discount rate, and therefore, the expected return on the assets is set equal to the discount rate. The fair value of the combined plan assets was $1.8 million at December 31, 2019 and $3.8 million at December 31, 2018. The Company classifies the fair value of these plan assets as Level 2 in the fair value hierarchy as discussed in Note 5.

During the years ended December 31, 2019 and 2018, employees in the Netherlands and Switzerland made contributions to the respective pension plans aggregating $24,000 and $5,000, respectively. During the period from the Merger Date to December 31, 2017, employees in the Netherlands and Switzerland made contributions to the respective plans aggregating $5,000. Employee contributions to these plans are based on a fixed 5% of the relevant pensionable earnings. The Company funds these plans by contributing at least the minimum amount required by applicable regulations and as recommended by an independent actuary. During the years ended December 31, 2019 and 2018, the Company contributed $139,000 and $292,000, respectively, to its pension plans. During the period from the Merger Date to December 31, 2017, the Company contributed $22,000 to its pension plans. The Company expects to contribute $0.2 million to its pension plans in 2020.

(20) INCOME TAXES

The components of loss from continuing operations before income taxes consisted of the following (in thousands):

	Year ended December 31,
	2019	2018	2017
Income (loss) before income taxes:
United States	$(132,887)	$(52,569)	$(55,932)
Foreign	9,994	(20,841)	2,240
	$(122,893)	$(73,410)	$(53,692)

The provision (benefit) for income taxes from continuing operations consisted of the following (in thousands):

RIBBON COMMUNICATIONS INC.
Notes to Consolidated Financial Statements (Continued)

	Year ended December 31,
	2019	2018	2017
Provision (benefit) for income taxes:
Current:
Federal	$11	$561	$(200)
State	128	128	115
Foreign	1,744	2,198	1,960
Total current	1,883	2,887	1,875
Deferred:
Federal	9,790	(8,481)	49,570
State	1,630	(1,414)	(4,833)
Foreign	383	(1,477)	(816)
Change in valuation allowance	(6,504)	11,885	(64,236)
Total deferred	5,299	513	(20,315)
Total	$7,182	$3,400	$(18,440)

A reconciliation of the Company's effective tax rate for continuing operations to the statutory federal rate is as follows:

	Year ended December 31,
	2019	2018	2017
U.S. statutory income tax rate	21.0%	21.0%	35.0%
State income taxes, net of federal benefit	(0.2)	(0.1)	1.2
Foreign income taxes	(1.0)	(5.7)	(0.5)
Acquisition costs	(0.5)	(0.3)	(6.0)
Foreign deemed dividends	(0.4)	(3.4)	(3.8)
Stock-based compensation	(0.7)	(0.3)	26.8
Tax credits	2.8	0.6	(33.3)
Uncertain tax positions	(0.2)	1.3	(1.2)
NOL and credit limitations	—	—	(18.9)
Valuation allowance	(0.7)	(16.1)	29.0
Goodwill amortization	0.4	0.3	(1.7)
Meals and entertainment	(0.3)	(0.4)	(0.5)
Tax reform	(0.1)	—	8.8
Goodwill impairment	(25.4)	—	—
Other, net	(0.5)	(1.5)	(0.6)
Effective income tax rate	(5.8)%	(4.6)%	34.3%

RIBBON COMMUNICATIONS INC.
Notes to Consolidated Financial Statements (Continued)

The following is a summary of the significant components of deferred income tax assets and liabilities (in thousands):

	December 31,
	2019	2018
Assets:
Net operating loss carryforwards	$61,057	$76,278
Research and development tax credits	32,879	28,664
Deferred revenue	7,868	5,755
Accrued expenses	5,687	9,601
Inventory	4,618	4,906
Stock-based compensation	2,880	1,536
Fixed assets	5,461	7,716
Other temporary differences	2,138	1,943
	122,588	136,399
Valuation allowance	(94,980)	(101,484)
Total deferred tax assets	27,608	34,915
Liabilities:
Purchased intangible assets	(22,470)	(26,014)
Unremitted foreign income	(4,827)	(4,487)
Total deferred tax liabilities	(27,297)	(30,501)
Total net deferred tax assets	$311	$4,414

The deferred tax assets and liabilities based on tax jurisdictions are presented in the Company's consolidated balance sheets as follows:
Deferred income taxes - noncurrent assets	$4,959	$9,152
Deferred income taxes - noncurrent liabilities	(4,648)	(4,738)
	$311	$4,414

At December 31, 2019, the Company had cumulative federal and state net operating losses ("NOLs") of $224.8 million. The federal NOL carryforwards expire at various dates from 2020 through 2037. The state NOL carryforwards expire at various dates from 2020 through 2038.

The Company also has available federal, state and foreign income tax credit carryforwards of $32.9 million that expire at various dates from 2020 through 2038.

Under the provisions of the Internal Revenue Code, the net operating losses and tax credit carryforwards are subject to review and possible adjustment by the Internal Revenue Service and state tax authorities. Net operating losses and tax credit carryforwards may become subject to an annual limitation in the event of certain cumulative changes in the ownership of significant shareholders over a three-year period in excess of 50%, as defined under Sections 382 and 383 of the Internal Revenue Code, as well as a similar state provision. As a result of the Edgewater Acquisition in 2018, the Company acquired approximately $34 million of net operating loss carryforwards and approximately $6 million of tax credit carryforwards. Edgewater incurred an ownership change as a result of its acquisition by the Company; however, the Company does not expect that any of the net operating losses or tax credits related to Edgewater will expire unused.

In connection with the Company's adoption of ASC 606, the Company recorded an adjustment to decrease its deferred tax assets by $2.2 million in 2018. There was no impact to the Company's consolidated financial statements for this adjustment due to the Company's full valuation allowance against these assets.

On December 22, 2017, the U.S. government enacted comprehensive tax legislation commonly referred to as the Tax Act. The Tax Act makes broad and complex changes to the U.S. tax code, including, but not limited to: reducing the U.S. federal corporate tax rate from 35% to 21%; requiring companies to pay a one-time transition tax on certain unrepatriated earnings of foreign subsidiaries; generally eliminating U.S. federal income taxes on dividends from foreign subsidiaries; requiring a current inclusion in U.S. federal taxable income of certain earnings (the Global Intangible Low-taxed Income ("GILTI")) of controlled foreign corporations; eliminating the corporate alternative minimum tax ("AMT") and changing how existing AMT credits can

RIBBON COMMUNICATIONS INC.
Notes to Consolidated Financial Statements (Continued)

be realized; creating the base erosion anti-abuse tax ("BEAT"); creating a new limitation on deductible interest expense; changing rules related to uses and limitations of net operating loss carryforwards created in tax years beginning after December 31, 2017; providing a tax deduction for foreign derived intangible income ("FDII"); and changing rules related to deductibility of compensation for certain officers. The consequences of the Tax Act were reflected in the Company's U.S. tax provision for the year ended December 31, 2018 and the Company has completed its accounting for the effects of the Tax Act within the measurement period. The Company did not have any FDII or GILTI adjustments, but recorded a BEAT tax expense of $0.4 million and recorded an adjustment to the provisional amounts recorded at December 31, 2017 related to the Tax Act that decreased the Company's deferred tax assets by $0.2 million. These adjustments were recorded in the year ended December 31, 2018. When the 2018 Federal tax return was filed, there was no BEAT tax expense. The related true-up was recorded as a provision to return adjustment in the 2019 tax provision.

During 2019 and 2018, the Company performed an analysis to determine if, based on all available evidence, it considered it more likely than not that some portion or all of the recorded deferred tax assets will not be realized in a future period. As a result of the Company's evaluation, the Company concluded that there was insufficient positive evidence to overcome the more objective negative evidence related to its cumulative losses and other factors. Accordingly, the Company has maintained a valuation allowance against its domestic deferred tax asset amounting to $71.4 million at December 31, 2019 and $82.4 million at December 31, 2018. A similar analysis and conclusion were made with regard to the valuation allowance on the deferred tax assets of the Company's Ireland subsidiary, acquired as part of the acquisition of GENBAND, resulting in a valuation allowance of $9.2 million at December 31, 2019 and $9.5 million at December 31, 2018. In analyzing the deferred tax assets related to the Company's Canada subsidiaries at such time, the Company concluded that it was more likely than not that the Canadian federal credits would not be realized in a future period. This resulted in a valuation allowance of $11.0 million. In addition, because of continued losses, a valuation allowance of $2.7 million was established for the Company's Brazil subsidiary. The deferred tax assets recognized with no valuation allowance at December 31, 2019 and 2018 relate to foreign subsidiaries where recoverability is concluded to be more likely than not based on the Company's cost plus compensation policy as well as a state credit in the U.S.

A reconciliation of the Company's unrecognized tax benefits is as follows (in thousands):

	2019	2018	2017
Unrecognized tax benefits at January 1	$3,461	$4,528	$8,969
Increases related to current year tax positions	292	74	139
Increases related to prior period tax positions	—	122	430
Increases related to business acquisitions	—	—	2,012
Decreases related to prior period tax positions	(821)	(1,263)	(7,022)
Settlements	—	—	—
Unrecognized tax benefits at December 31	$2,932	$3,461	$4,528

The Company recorded liabilities for potential penalties and interest of $0.1 million for the year ended December 31, 2019, $0.1 million for the year ended December 31, 2018 and $0.2 million for the year ended December 31, 2017. The Company had cumulative deferred tax liabilities recorded related to interest and penalties of $0.7 million for the year ended December 31, 2019, $0.6 million for the year ended December 31, 2018 and $0.6 million for the year ended December 31, 2017. Some of the unrecognized tax benefit items are expected to reverse in 2020 due to statute of limitation lapses.

The Company and its subsidiaries file income tax returns in the U.S. federal jurisdiction as well as various state and foreign jurisdictions. Generally, the tax years 2016 through 2019 remain open to examination by the major taxing jurisdictions to which the Company is subject. The Company's federal NOLs generated prior to 2016 could be adjusted on examination even though the year in which the loss was generated is otherwise closed by the statute of limitations.

As of December 31, 2019, the Company had ongoing income tax audits in certain foreign countries. Management believes that an adequate provision has been recorded for any adjustments that may result from tax examinations.

The Anova Acquisition was accounted for as a business combination and the financial results of Anova have been included in the Company's consolidated financial statements for the period subsequent to the Anova Acquisition Date. The transaction is considered an asset acquisition for tax purposes. Accordingly, Ribbon recorded a stepped up basis in the assets.

RIBBON COMMUNICATIONS INC.
Notes to Consolidated Financial Statements (Continued)

The Edgewater Acquisition was accounted for as a non-taxable business combination. Edgewater had previously been a single corporate filer for U.S. tax purposes. Consequently, U.S. federal and state deferred taxes were recorded as part of the business combination based on the differences between the tax basis of the acquired assets and assumed liabilities and their reported amounts for financial reporting purposes. The Company concluded that there was insufficient positive evidence to overcome the more objective negative evidence related to cumulative losses and other factors. The Company recorded identifiable intangible assets as part of the purchase accounting for the acquisition. For U.S. tax purposes, the future amortization of these intangibles will be non-deductible, thereby creating income. Since the Company files a consolidated U.S. tax return, the benefit from these identifiable intangible assets will be utilizable. The Company is required to determine its ability to use the tax benefit against the valuation allowance previously established. The Company has determined that it is more likely than not that these benefits will be recognized. As a result, the valuation allowance has been reduced for the assumed net deferred tax liabilities, resulting in an income tax benefit of $0.7 million. This benefit was included as a component of the Company's tax provision for the year ended December 31, 2018. In 2019, an adjustment of $0.2 million was recorded, reducing the income tax benefit from the Edgewater Acquisition to $0.5 million.

The 2017 acquisition of GENBAND was accounted for as a non-taxable business combination. GENBAND had previously been treated as a partnership for U.S. tax purposes. Consequently, U.S. federal and state deferred taxes were recorded as part of the business combination based on the differences between the tax basis of the acquired assets and assumed liabilities and their reported amounts for financial reporting purposes. The Company concluded that there was insufficient positive evidence to overcome the more objective negative evidence related to cumulated losses and other factors. The Company recorded a valuation allowance against the acquired deferred tax assets. The Company recorded identifiable intangible assets as part of the purchase accounting for the acquisition. For U.S. tax purposes, the future amortization of these intangibles will be non-deductible, thereby creating income. Since the Company files a consolidated U.S. tax return, the benefit from these identifiable intangible assets will be utilizable. The Company is required to determine its ability to use the tax benefit against the valuation allowance previously established. The Company has determined that it is more likely than not that these benefits will be recognized. As a result, the valuation allowance has been reduced for the assumed net deferred tax liabilities, resulting in an income tax benefit of $16.4 million. This benefit was included as a component of the Company's provision for income taxes for the year ended December 31, 2017.

(21) MAJOR CUSTOMERS

The following customers contributed 10% or more of the Company's revenue in at least one of the years ended December 31, 2019, 2018 and 2017:

	Year ended December 31,
	2019	2018	2017
Verizon Communications Inc.	17%	17%	17%
AT&T Inc.	12%	*	*

* Less than 10% of total revenue.

At December 31, 2019, one customer accounted for 10% or more of the Company's accounts receivable balance, representing approximately 22% of total accounts receivable. At December 31, 2018, two customers accounted for 10% or more of the Company's accounts receivable balance, representing approximately 32% in the aggregate of total accounts receivable. The Company performs ongoing credit evaluations of its customers and generally does not require collateral on accounts receivable. The Company maintains an allowance for doubtful accounts and such losses have been within management's expectations.

(22) RELATED PARTIES

As a portion of the consideration for the Merger, on October 27, 2017, the Company issued a promissory note for $22.5 million to certain of GENBAND's equity holders who, following the Merger, owned greater than five percent of the Company's outstanding shares. As described in Note 12 above, the promissory note did not amortize and the principal thereon was payable in full on the third anniversary of its execution. Interest on the promissory note was payable quarterly in arrears and accrued at

RIBBON COMMUNICATIONS INC.
Notes to Consolidated Financial Statements (Continued)

a rate of 7.5% per year for the first six months after issuance, and thereafter at a rate of 10% per year. The failure to make any payment under the promissory note when due and, with respect to payment of any interest, the continuation of such failure for a period of thirty days thereafter, constituted an event of default under the promissory note. If an event of default occurs under the promissory note, the payees could have declared the entire balance of the promissory note due and payable (including principal and accrued and unpaid interest) within five business days of the payees' notification to the Company of such acceleration. At December 31, 2018, the Promissory Note balance was $24.1 million, comprised of $22.5 million of principal, plus $1.6 million of interest converted to principal.

On April 29, 2019, the Company repaid in full all outstanding amounts under the Promissory Note, aggregating $24.7 million. The Company did not incur any early termination penalties in connection with this repayment.

(23) COMMITMENTS AND CONTINGENCIES

Litigation

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

The Company received $37.5 million of aggregate payments from Metaswitch in the second quarter of 2019 and recorded notes receivable for future payments of $25.5 million, comprised of $8.5 million in Other current assets and $17.0 million in Other assets in the consolidated balance sheet at December 31, 2019. This activity is included in cash flows from operating activities in the consolidated statement of cash flows for the year ended December 31, 2019. The gain from the settlement of $63.0 million is included in Other income (expense), net, in the Company's consolidated statement of operations for the year ended December 31, 2019.

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

After the Miller Complaint was filed, several parties filed and briefed motions seeking to be selected by the Massachusetts District Court to serve as a Lead Plaintiff in the action. On June 21, 2019, the Massachusetts District Court appointed a group as Lead Plaintiffs and the Lead Plaintiffs filed an amended complaint on July 19, 2019. On August 30, 2019, the Defendants filed a motion to dismiss the Miller Complaint and, on October 4, 2019, the Lead Plaintiffs filed an opposition to the motion to dismiss. The Defendants filed a reply to such opposition on November 1, 2019. There was an oral argument on the motion to dismiss on February 12, 2020.

RIBBON COMMUNICATIONS INC.
Notes to Consolidated Financial Statements (Continued)

In addition, the Company is often a party to disputes and legal proceedings that it considers routine and incidental to its business. Management does not expect the results of any of these actions to have a material effect on the Company's business or consolidated financial statements.

(24) QUARTERLY RESULTS (UNAUDITED)

The following tables present the Company's quarterly operating results for the years ended December 31, 2019 and 2018. The information for each of these quarters is unaudited and has been prepared on the same basis as the audited consolidated financial statements. In the opinion of management, all necessary adjustments, consisting only of normal recurring adjustments, have been included to present fairly the unaudited consolidated quarterly results when read in conjunction with the Company's audited consolidated financial statements and related notes.

	First Quarter (1)	Second Quarter	Third Quarter	Fourth Quarter
	(In thousands, except per share data)
Fiscal 2019
Revenue	$118,928	$145,421	$137,653	$161,109
Cost of revenue	62,339	64,748	58,776	60,164
Gross profit	$56,589	$80,673	$78,877	$100,945
(Loss) income from operations	$(36,228)	$(7,096)	$2,686	$(148,822)
Net (loss) income	$(30,832)	$49,470	$1,650	$(150,363)
(Loss) earnings per share (3):
Basic	$(0.29)	$0.45	$0.01	$(1.36)
Diluted	$(0.29)	$0.45	$0.01	$(1.36)
Shares used in computing (loss) earnings per share:
Basic	108,167	110,394	110,080	110,269
Diluted	108,167	110,698	110,756	110,269

	First Quarter	Second Quarter	Third Quarter (2)	Fourth Quarter
	(In thousands, except per share data)
Fiscal 2018
Revenue	$121,180	$137,361	$152,468	$166,896
Cost of revenue	65,907	62,250	70,234	71,182
Gross profit	$55,273	$75,111	$82,234	$95,714
Loss (income) from operations	$(42,383)	$(16,636)	$(7,566)	$1,177
Net loss	$(44,904)	$(19,922)	$(10,158)	$(1,826)
Loss per share (3):
Basic	$(0.44)	$(0.20)	$(0.10)	$(0.02)
Diluted	$(0.44)	$(0.20)	$(0.10)	$(0.02)
Shares used in computing loss per share:
Basic	101,917	102,160	104,918	106,607
Diluted	101,917	102,160	104,918	106,607
__________________________________

(1)	Includes the results of Anova for the period subsequent to February 28, 2019.

(2)	Includes the results of Edgewater for the period subsequent to August 3, 2018.

(3)	(Loss) earnings per share is calculated independently for each of the quarters presented; accordingly, the sum of the

RIBBON COMMUNICATIONS INC.
Notes to Consolidated Financial Statements (Continued)

quarterly (loss) earnings per share amounts may not equal the total calculated for the year.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Disclosure Controls and Procedures

Our management, with the participation of our principal executive officers and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")), as of the end of the period covered by this Annual Report on Form 10-K. Based on this evaluation, our principal executive officers and principal financial officer concluded that our disclosure controls and procedures were effective as of December 31, 2019.

Management's Annual Report on Internal Control over Financial Reporting

Our management, with the participation of our principal executive officers and principal financial officer, is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Our internal control system is designed to provide reasonable assurance to our management and Board of Directors regarding the preparation and fair presentation of published financial statements.

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2019. In making its assessment of internal control over financial reporting, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control—Integrated Framework (2013). Based on this assessment, management concluded that, as of December 31, 2019, our internal control over financial reporting was effective.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the fiscal quarter ended December 31, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors of Ribbon Communications Inc.
Opinion on Internal Control over Financial Reporting
We have audited the internal control over financial reporting of Ribbon Communications Inc. and subsidiaries (the “Company”) as of December 31, 2019, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control - Integrated Framework (2013) issued by COSO.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended December 31, 2019, of the Company and our report dated February 28, 2020, expressed an unqualified opinion on those financial statements and included an explanatory paragraph relating to the adoption of Accounting Standards Codification (ASC) Topic 606, “Revenue from Contracts with Customers,” on January 1, 2018 and ASC Topic 842, “Leases,” on January 1, 2019.
Basis for Opinion
The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
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
Definition and Limitations of Internal Control over Financial Reporting
A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
/s/ Deloitte & Touche LLP

Dallas, Texas
February 28, 2020

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Our board of directors has adopted a Code of Conduct applicable to all officers, directors and employees, including our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions. A copy of the code is available at the Investor Relations section of our website, located at investors.ribboncommunications.com, under "Corporate Governance - Governance Highlights." We intend to make any disclosure required by law or Nasdaq Stock Market rules regarding any amendments to, or waivers from, any provisions of the code at the same location of our website.

The information required by this Item 10 is included in our definitive Proxy Statement with respect to our 2020 Annual Meeting of Stockholders to be filed with the SEC not later than 120 days after the end of the fiscal year ended December 31, 2019 and is incorporated herein by reference.

Item 11. Executive Compensation

The information required by this Item 11 is included in our definitive Proxy Statement with respect to our 2020 Annual Meeting of Stockholders to be filed with the SEC not later than 120 days after the end of the fiscal year ended December 31, 2019 and is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this Item 12 is included in our definitive Proxy Statement with respect to our 2020 Annual Meeting of Stockholders to be filed with the SEC not later than 120 days after the end of the fiscal year ended December 31, 2019 and is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information required by this Item 13 is included in our definitive Proxy Statement with respect to our 2020 Annual Meeting of Stockholders to be filed with the SEC not later than 120 days after the end of the fiscal year ended December 31, 2019 and is incorporated herein by reference.

Item 14. Principal Accounting Fees and Services

The information required by this Item 14 will be included in our definitive Proxy Statement with respect to our 2020 Annual Meeting of Stockholders to be filed with the SEC not later than 120 days after the end of the fiscal year ended December 31, 2019 and is incorporated herein by reference.

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

2.3	**
Agreement and Plan of Merger, dated as of November 14, 2019, by and among the Registrant, Ribbon Communications Israel Ltd., Eclipse Communications Ltd., ECI Telecom Group Ltd. and ECI Holding (Hungary) Korlátolt Felelősségű Társaság (incorporated by reference to Exhibit 2.1 to the Registrant's Current Report on Form 8-K, filed November 14, 2019 with the SEC).

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

3.3		Amended and Restated By-Laws of the Registrant (incorporated by reference to Exhibit 3.3 to the Registrant's Annual Report on Form 10-K, filed March 8, 2018 with the SEC).
4.1	*	Description of Capital Stock.
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

10.3	+	Form of Indemnity Agreement for Officers and Directors (incorporated by reference to Exhibit 10.5 to the registrant's Annual Report on Form 10-K, filed March 8, 2018 with the SEC).
10.4	+	Amended and Restated 2000 Employee Stock Purchase Plan, (incorporated by reference to Exhibit 10.1 to the Registrant's Quarterly Report on Form 10-Q, filed October 31, 2018 with the SEC).
10.5	+	Senior Management Cash Incentive Plan, dated October 27, 2017 (incorporated by reference to Exhibit 10.7 to the Registrant's Annual Report on Form 10-K, filed March 8, 2018 with the SEC).
10.6
Lease, dated August 11, 2010, between Michelson Farm-Westford Technology Park IV Limited Partnership and the Registrant with respect to the property located at 4 Technology Park Drive, Westford, Massachusetts (incorporated by reference to Exhibit 10.1 to Sonus, Inc.'s Quarterly Report on Form 10-Q, filed November 2, 2010 with the SEC).

10.7
First Amendment to Lease, dated October 27, 2010, between Michelson Farm-Westford Technology Park IV Limited Partnership and the Registrant with respect to the property located at 4 Technology Park Drive, Westford, Massachusetts (incorporated by reference to Exhibit 10.2 to Sonus, Inc.'s Quarterly Report on Form 10-Q, filed November 2, 2010 with the SEC).

10.8
Second Amendment to Lease, dated as of June 16, 2017, by and between Michelson Farm-Westford Technology Park IV Limited Partnership and the Registrant with respect to the property located at 4 Technology Park Drive, Westford, Massachusetts (incorporated by reference to Exhibit 10.1 to Sonus, Inc.’s Current Report on Form 8-K, filed June 21, 2017 with the SEC).

10.9
Third Amendment to Lease between Michelson Farm-Westford Technology Park IV Limited Partnership and Sonus Networks, Inc., dated March 12, 2018 (incorporated by reference to Exhibit 10.1 to the Registrant's Quarterly Report on Form 10-Q, filed April 30, 2018 with the SEC).

10.10	+	2008 Stock Incentive Plan of the Registrant (incorporated by reference to Exhibit 99.1 to the Registrant's Registration Statement on Form S-8, filed October 31, 2017 with the SEC).
10.11	+
Form of Nonstatutory Stock Option Award Agreement Granted under the 2008 Stock Incentive Plan (incorporated by reference to Exhibit 10.29 to Sonus, Inc.'s Annual Report on Form 10-K, filed March 6, 2013 with the SEC).

10.12	+
2012 Amended Performance Technologies Incorporated Omnibus Incentive Plan (incorporated by reference to Exhibit 99.2 to the Registrant's Registration Statement on Form S-8, filed with the SEC effective October 31, 2017).

10.13	+
Form of Non-Qualified Stock Option Award Agreement Granted under the 2012 Amended Performance Technologies, Incorporated Omnibus Incentive Plan (incorporated by reference to Exhibit 10.7 to Sonus, Inc.'s Quarterly Report on Form 10-Q, filed April 29, 2014 with the SEC).

10.14	+
Employment Agreement between the Registrant and Kevin Riley, dated July 30, 2014 (incorporated by reference to Exhibit 10.1 to Sonus, Inc.'s Quarterly Report on Form 10-Q, filed April 29, 2016 with the SEC).

10.15	+
Employment Agreement between the Registrant and Michael Swade, accepted September 29, 2014 (incorporated by reference to Exhibit 10.2 to Sonus, Inc.'s Quarterly Report on Form 10-Q, filed April 29, 2016 with the SEC).

10.16	+
Letter Agreement between the Registrant and Michael Swade, accepted January 13, 2019 (incorporated by reference to Exhibit 10.23 to the Registrant's Annual Report on Form 10-K/A, filed March 5, 2019 with the SEC).

10.17	+
Employment Agreement between the Registrant and Susan Villare, accepted on February 3, 2012 (incorporated by reference to Exhibit 10.1 to Sonus, Inc.'s Amendment No. 1 to Current Report on Form 8-K/A, filed July 8, 2016 with the SEC).

10.18	+
Letter Agreement between the Registrant and Susan Villare, accepted on July 7, 2016 (incorporated by reference to Exhibit 10.2 to Sonus, Inc.'s Amendment No. 1 to Current Report on Form 8-K/A, filed July 8, 2016 with the SEC).

10.19	+	Amended and Restated Stock Incentive Plan of the Registrant (incorporated by reference to Exhibit 99.3 to the Registrant's Registration Statement on Form S-8, filed with the SEC on October 31, 2017).
10.20	+
Form of Nonstatutory Stock Option Award Agreement Granted under the Amended and Restated Stock Incentive Plan (incorporated by reference to Exhibit 10.2 to Sonus, Inc.'s Quarterly Report on Form 10-Q filed July 29, 2016 with the SEC).

10.21	+
Form of Restricted Stock Award Agreement Granted under the Amended and Restated Stock Incentive Plan (incorporated by reference to Exhibit 10.3 to Sonus, Inc.'s Quarterly Report on Form 10-Q, filed July 29, 2016 with the SEC).

10.22	+
Form of Restricted Stock Unit Award Agreement (Performance-Based Vesting) for Awards Granted under the Amended and Restated Stock Incentive Plan (incorporated by reference to Exhibit 10.4 to Sonus, Inc.'s Quarterly Report on Form 10-Q, filed July 29, 2016 with the SEC).

10.23	+
Form of Restricted Stock Unit Award Agreement (Time-Based Vesting) for Awards Granted under the Amended and Restated Stock Incentive Plan (incorporated by reference to Exhibit 10.3 to the Registrant's Quarterly Report on Form 10-Q, filed August 1, 2018 with the SEC).

10.24	+
Employment Agreement, entered into as of April 20, 2018 between the Registrant, Sonus Networks, Inc. and Franklin W. Hobbs (incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K/A, filed April 26, 2018 with the SEC).

10.25	+
Severance Agreement, entered into as of April 20, 2018, between the Registrant, Sonus Networks, Inc. and Franklin W. Hobbs (incorporated by reference to Exhibit 10.2 to the Registrant's Current Report on Form 8-K/A, filed April 26, 2018 with the SEC).

10.26	+
Amended and Restated Employment Agreement between the Registrant and Daryl Raiford, effective as of December 24, 2010, as amended on December 13, 2016 (incorporated by reference to Exhibit 10.30 to the Registrant's Annual Report on Form 10-K, filed March 8, 2018 with the SEC).

10.27	+
Retention Bonus Agreement between the Registrant and Daryl Raiford, dated as of December 12, 2016 (incorporated by reference to Exhibit 10.31 to the Registrant's Annual Report on Form 10-K, filed March 8, 2018 with the SEC).

10.28	+
Employment Agreement, dated August 12, 2013, between the Registrant and David Walsh (incorporated by reference to Exhibit 10.36 to the Registrant's Annual Report on Form 10-K/A, filed March 5, 2019 with the SEC).

10.29	+
Amendment No. 1 to Employment Agreement, effective October 23, 2017, between the Registrant and David Walsh (incorporated by reference to Exhibit 10.37 to the Registrant's Annual Report on Form 10-K/A, filed March 5, 2019 with the SEC).

10.30	+
Letter Agreement between the Registrant and David Walsh, accepted January 13, 2019 (incorporated by reference to Exhibit 10.38 to the Registrant's Annual Report on Form 10-K/A, filed March 5, 2019 with the SEC).

10.31	+
Independent Consultancy Agreement, effective February 2, 2019, between the Registrant and David Walsh (incorporated by reference to Exhibit 10.39 to the Registrant's Annual Report on Form 10-K/A, filed March 5, 2019 with the SEC).

10.32	+
Edgewater Networks, Inc. Amended and Restated 2002 Stock Option Plan, effective as of April 8, 2010 (incorporated by reference to Exhibit 99.1 to the Registrant's Registration Statement on Form S-8, filed August 6, 2018 with the SEC).

10.33	+
Amendment to the Edgewater Networks, Inc. Amended and Restated 2002 Stock Option Plan, dated December 7, 2016 (incorporated by reference to Exhibit 99.2 to the Registrant's Registration Statement on Form S-8, filed August 6, 2018 with the SEC).

10.34
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

10.35	+
Employment Agreement by and between the Registrant and Anthony Scarfo, dated January 18, 2019 (incorporated by reference to Exhibit 10.1 to the Registrant's Quarterly Report on Form 10-Q, filed May 2, 2019 with the SEC).

10.36	+
Employment Agreement by and between GENBAND and Steven Bruny, dated February 7, 2015 (incorporated by reference to Exhibit 10.2 to the Registrant's Quarterly Report on Form 10-Q, filed May 2, 2019 with the SEC).

10.37	+
Severance Agreement, dated as of January 29, 2020, among Ribbon Communications Inc., Ribbon Communications Operating Company, Inc. and Steven Bruny (incorporated by reference to Exhibit 10.1 of the Registrant's Current Report on Form 8-K, filed January 30, 2020 with the SEC).

10.38	+
Severance Agreement, dated as of January 29, 2020, among Ribbon Communications Inc., Ribbon Communications Operating Company, Inc. and Anthony Scarfo (incorporated by reference to Exhibit 10.2 of the Registrant's Current Report on Form 8-K, filed January 30, 2020 with the SEC).

10.39	+	Ribbon Communications Inc. 2019 Incentive Award Plan (incorporated by reference to Exhibit 10.1 of the Registrant's Current Report on Form 8-K, filed June 11, 2019 with the SEC).
10.40	+
Form of Non-Statutory Stock Option Award Agreement under the 2019 Incentive Award Plan (incorporated by reference to Exhibit 10.1 to the Registrant's Quarterly Report on Form 10-Q, filed October 31, 2019 with the SEC).

10.41	+
Form of Restricted Stock Award Agreement under the 2019 Incentive Award Plan (incorporated by reference to Exhibit 10.2 to the Registrant's Quarterly Report on Form 10-Q, filed October 31, 2019 with the SEC).

10.42	+
Form of Restricted Stock Unit Award Agreement (Time-Based Vesting) under the 2019 Incentive Award Plan (incorporated by reference to Exhibit 10.3 to the Registrant's Quarterly Report on Form 10-Q, filed October 31, 2019 with the SEC).

10.43	+
Form of Restricted Stock Unit Award Agreement (Performance-Based Vesting) under the 2019 Incentive Award Plan (incorporated by reference to Exhibit 10.4 to the Registrant's Quarterly Report on Form 10-Q, filed October 31, 2019 with the SEC).

10.44	+
Letter Agreement, dated as of December 27, 2019, among the Registrant, Ribbon Communications Operating Company, Inc. and Franklin W. Hobbs (incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K, filed January 2, 2020 with the SEC).

10.45	+
Letter Agreement, dated as of February 18, 200, among Ribbon Communications Inc., Sonus Networks, Inc. d/b/a Ribbon Communications Operating Company, Inc. and Bruce McClelland (incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K, filed February 19, 2020 with the SEC.

10.46	+
Severance Agreement, dated February 18, 2020, among Ribbon Communications Inc., Sonus Networks, Inc. d/b/a Ribbon Communications Operating Company, Inc. and Bruce McClelland (incorporated by reference to Exhibit 10.2 to the Registrant's Current Report on Form 8-K, filed February 19, 2020 with the SEC).

10.47	+
Form of Restricted Stock Unit Award Agreement (Performance-Based Vesting) between Ribbon Communications Inc. and Bruce McClelland (incorporated by reference to Exhibit 10.3 to the Registrant's Current Report on Form 8-K, filed February 19, 2020 with the SEC).

21.1	*	Subsidiaries of the Registrant.
23.1	*	Consent of Independent Registered Public Accounting Firm, Deloitte & Touche LLP
31.1	*	Certification of Ribbon Communications Inc. Interim Co-Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	*	Certification of Ribbon Communications Inc. Interim Co-Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.3	*	Certification of Ribbon Communications Inc. Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	#	Certification of Ribbon Communications Inc. Interim Co-Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	#	Certification of Ribbon Communications Inc. Interim Co-Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.3	#	Certification of Ribbon Communications Inc. Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS		XBRL Instance Document
101.SCH		XBRL Taxonomy Extension Schema
101.CAL		XBRL Taxonomy Extension Calculation Linkbase
101.DEF		XBRL Taxonomy Extension Definition Linkbase
101.LAB		XBRL Taxonomy Extension Label Linkbase
101.PRE		XBRL Taxonomy Extension Presentation Linkbase
_______________________________________

*	Filed herewith.

#	Furnished herewith.

+	Management contract or compensatory plan or arrangement filed in response to Item 15(a)(3) of the Instructions to the Annual Report on Form 10-K.

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

RIBBON COMMUNICATIONS INC.

	By:	/s/ Steven Bruny
February 28, 2020		Steven Bruny Interim Co-President and Chief Executive Officer

	By:	/s/ Kevin Riley
February 28, 2020		Kevin Riley Interim Co-President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date
/s/ Steven Bruny	Interim Co-President and Chief Executive Officer (Interim Co-Principal Executive Officer)	February 28, 2020
Steven Bruny

/s/ Kevin Riley	Interim Co-President and Chief Executive Officer (Interim Co-Principal Executive Officer)	February 28, 2020
Kevin Riley

/s/ Daryl E. Raiford	Executive Vice President and Chief Financial Officer (Principal Financial Officer)	February 28, 2020
Daryl E. Raiford

/s/ Eric Marmurek	Senior Vice President, Finance (Principal Accounting Officer)	February 28, 2020
Eric Marmurek

/s/ Richard J. Lynch	Chairman	February 28, 2020
Richard J. Lynch

/s/ Kim S. Fennebresque	Director	February 28, 2020
Kim S. Fennebresque

/s/ Bruns H. Grayson	Director	February 28, 2020
Bruns H. Grayson

/s/ Beatriz V. Infante	Director	February 28, 2020
Beatriz V. Infante

/s/ Kent J. Mathy	Director	February 28, 2020
Kent J. Mathy

/s/ Scott E. Schubert	Director	February 28, 2020
Scott E. Schubert

/s/ Rick W. Smith	Director	February 28, 2020
Rick W. Smith