Form 10-Q
period 2020-09-30
Ribbon Communications Inc.
filed 2020-10-30
CIK 1708055

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2020
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

As of October 26, 2020, there were 145,396,631 shares of the registrant's common stock, $0.0001 par value per share, outstanding.

RIBBON COMMUNICATIONS INC.
FORM 10-Q
QUARTERLY PERIOD ENDED SEPTEMBER 30, 2020

Cautionary Note Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q contains "forward-looking statements" within the meaning of the U.S. Private Securities Litigation Reform Act of 1995, which are subject to a number of risks and uncertainties. All statements other than statements of historical facts contained in this Quarterly Report on Form 10-Q, including statements regarding our future expenses, results of operations and financial position, integration activities, expected impacts of the COVID-19 pandemic, beliefs about our market capitalization, business strategy, statements about the potential impact of the merger and acquisition transactions described herein, plans and objectives of management for future operations, plans for future cost reductions, changes to our operating segments, if any, restructuring activities, and plans for future product offerings, development and manufacturing are forward-looking statements. Without limiting the foregoing, the words "anticipates", "believes", "could", "estimates", "expects", "intends", "may", "plans", "seeks" and other similar language, whether in the negative or affirmative, are intended to identify forward-looking statements, although not all forward-looking statements contain these identifying words. Forward-looking statements are based on our current expectations and assumptions regarding our business, the economy and other future conditions. Because forward-looking statements relate to the future, they are subject to inherent uncertainties, risks and changes in circumstances that are unknown and/or difficult to predict and that may cause our actual results, performance or achievements to be materially different from those expressed or implied by the forward-looking statements. Such risks and uncertainties include, but are not limited to, risks related to the COVID-19 pandemic on the global economy and financial markets as well as on the Company, our customers and suppliers, which may impact our sales, gross margin, customer demand and our ability to supply our products to our customers; risks that the businesses of ECI Telecom Group Ltd. ("ECI") will not be integrated successfully or that the combined companies will not realize estimated cost savings; failure to realize anticipated benefits of the merger with ECI; satisfaction of the closing conditions for the sale of the Kandy Communications Business on a timely basis or at all; failure to achieve the expected benefits from the sale of the Kandy Communications Business; unpredictable fluctuations in quarterly revenue and operating results; failure to compete successfully against telecommunications equipment and networking companies; failure to grow our customer base or generate recurring business from our existing customers; consolidation in the telecommunications industry; credit risks; the timing of customer purchasing decisions and our recognition of revenues; economic conditions; our ability to recruit and retain key personnel; the impact of restructuring and cost-containment activities; litigation; market acceptance of our products and services; rapid technological and market change; our ability to protect our intellectual property rights and obtain necessary licenses; our ability to maintain partner, reseller, distribution and vendor support and supply relationships; the potential for defects in our products; risks related to the terms of our credit agreement; higher risks in international operations and markets; increases in tariffs, trade restrictions or taxes on our products; currency fluctuations; and/or failure or circumvention of our controls and procedures. We therefore caution you against relying on any of these forward-looking statements.

Additional important factors that could cause actual results to differ materially from those in these forward-looking statements are also discussed in Part I, Item 2, "Management's Discussion and Analysis of Financial Condition and Results of Operations" of this Quarterly Report on Form 10-Q and Part I, Item 1A and Part II, Item 7A, "Risk Factors" and "Quantitative and Qualitative Disclosures About Market Risk," respectively, of our Annual Report on Form 10-K for the year ended December 31, 2019 as updated by Part II, Item 1A. "Risk Factors" of this Quarterly Reports on Form 10-Q. Also, any forward-looking statement made by us in this Quarterly Report on Form 10-Q speaks only as of the date on which this Quarterly Report on Form 10-Q was first filed. We undertake no obligation to publicly update any forward-looking statement, whether as a result of new information, future developments or otherwise.

PART I FINANCIAL INFORMATION

Item 1. Financial Statements
RIBBON COMMUNICATIONS INC.
Condensed Consolidated Balance Sheets
(in thousands, except share and per share data)
(unaudited)

	September 30, 2020	December 31, 2019
Assets
Current assets:
Cash and cash equivalents	$103,698	$44,643
Restricted cash	7,198	—
Accounts receivable, net	207,813	192,706
Inventory	50,974	14,800
Other current assets	33,159	27,146
Total current assets	402,842	279,295
Property and equipment, net	48,432	28,976
Intangible assets, net	432,914	213,366
Goodwill	416,892	224,896
Deferred income taxes	8,750	4,959
Operating lease right-of-use assets	61,648	36,654
Other assets	34,600	26,762
	$1,406,078	$814,908
Liabilities and Stockholders' Equity
Current liabilities:
Current portion of term debt	$13,909	$2,500
Revolving credit facility	—	8,000
Accounts payable	60,784	31,412
Accrued expenses and other	133,875	56,700
Operating lease liabilities	17,757	7,719
Deferred revenue	93,447	100,406
Total current liabilities	319,772	206,737
Long-term debt, net of current	373,026	45,995
Operating lease liabilities, net of current	51,328	37,202
Deferred revenue, net of current	21,285	20,482
Deferred income taxes	17,532	4,648
Other long-term liabilities	67,694	16,589
Total liabilities	850,637	331,653
Commitments and contingencies (Note 19)
Stockholders' equity:
Preferred stock, $0.01 par value per share; 10,000,000 shares authorized, none issued and outstanding	—	—
Common stock, $0.0001 par value per share; 240,000,000 shares authorized; 145,226,884 shares issued and outstanding at September 30, 2020; 110,471,995 shares issued and outstanding at December 31, 2019	15	11
Additional paid-in capital	1,866,961	1,747,784
Accumulated deficit	(1,302,236)	(1,267,067)
Accumulated other comprehensive (loss) income	(9,299)	2,527
Total stockholders' equity	555,441	483,255
	$1,406,078	$814,908

See notes to the unaudited condensed consolidated financial statements.

RIBBON COMMUNICATIONS INC.
Condensed Consolidated Statements of Operations
(in thousands, except per share data)
(unaudited)

	Three months ended		Nine months ended
	September 30, 2020	September 30, 2019	September 30, 2020	September 30, 2019
Revenue:
Product	$128,926	$61,152	$325,687	$180,691
Service	102,192	76,501	273,906	221,311
Total revenue	231,118	137,653	599,593	402,002
Cost of revenue:
Product	70,188	31,476	176,650	101,056
Service	37,619	27,300	105,745	84,807
Total cost of revenue	107,807	58,776	282,395	185,863
Gross profit	123,311	78,877	317,198	216,139
Operating expenses:
Research and development	49,113	34,222	143,204	105,456
Sales and marketing	41,604	28,227	115,572	87,179
General and administrative	16,021	9,673	48,320	40,833
Acquisition- and integration-related	1,366	1,697	14,607	6,861
Restructuring and related	3,290	2,372	10,726	16,448
Total operating expenses	111,394	76,191	332,429	256,777
Income (loss) from operations	11,917	2,686	(15,231)	(40,638)
Interest expense, net	(6,854)	(726)	(15,649)	(3,352)
Other income (expense), net	407	(507)	(2,844)	70,128
Income (loss) before income taxes	5,470	1,453	(33,724)	26,138
Income tax benefit (provision)	782	197	(1,445)	(5,850)
Net income (loss)	$6,252	$1,650	$(35,169)	$20,288
Earnings (loss) per share
Basic	$0.04	$0.01	$(0.26)	$0.19
Diluted	$0.04	$0.01	$(0.26)	$0.18
Weighted average shares used to compute earnings (loss) per share:
Basic	144,948	110,080	136,837	109,523
Diluted	151,680	110,756	136,837	110,100

See notes to the unaudited condensed consolidated financial statements.

RIBBON COMMUNICATIONS INC.
Condensed Consolidated Statements of Comprehensive Income (Loss)
(in thousands)
(unaudited)

	Three months ended		Nine months ended
	September 30, 2020	September 30, 2019	September 30, 2020	September 30, 2019
Net income (loss)	$6,252	$1,650	$(35,169)	$20,288
Other comprehensive income (loss), net of tax:
Unrealized gain (loss) on interest rate swap	640	—	(12,857)	—
Foreign currency translation adjustments	184	270	1,031	326
Unrealized gain on available-for sale marketable securities, net of reclassification adjustments for realized amounts	—	—	—	590
Other comprehensive income (loss), net of tax	824	270	(11,826)	916
Comprehensive income (loss)	$7,076	$1,920	$(46,995)	$21,204

See notes to the unaudited condensed consolidated financial statements.

RIBBON COMMUNICATIONS INC.
Condensed Consolidated Statements of Stockholders' Equity
(in thousands, except shares)
(unaudited)

Three months ended September 30, 2020
	Common stock
	Shares	Amount	Additional paid-in capital	Accumulated deficit	Accumulated other comprehensive (loss) income	Total stockholders' equity
Balance at July 1, 2020	144,856,764	$14	$1,863,374	$(1,308,488)	$(10,123)	$544,777
Exercise of stock options	2,926		6			6
Vesting of restricted stock awards and units	454,178	1				1
Vesting of performance-based stock units	7,886					—
Shares of restricted stock returned to the Company under net share settlements to satisfy tax withholding obligations	(94,870)		(388)			(388)
Stock-based compensation expense			3,969			3,969
Other comprehensive income					824	824
Net income				6,252		6,252
Balance at September 30, 2020	145,226,884	$15	$1,866,961	$(1,302,236)	$(9,299)	$555,441

Nine months ended September 30, 2020
	Common stock
	Shares	Amount	Additional paid-in capital	Accumulated deficit	Accumulated other comprehensive (loss) income	Total stockholders' equity
Balance at January 1, 2020	110,471,995	$11	$1,747,784	$(1,267,067)	$2,527	$483,255
Exercise of stock options	16,128		29			29
Vesting of restricted stock awards and units	1,971,730	1				1
Vesting of performance-based stock units	323,752					—
Shares of restricted stock returned to the Company under net share settlements to satisfy tax withholding obligations	(373,272)		(1,196)			(1,196)
Shares issued as consideration in connection with the acquisition of ECI Telecom Group Ltd.	32,500,000	3	108,547			108,550
Shares issued as consideration in connection with the acquisition of Anova Data, Inc.	316,551		1,630			1,630
Stock-based compensation expense			10,167			10,167
Other comprehensive loss					(11,826)	(11,826)
Net loss				(35,169)		(35,169)
Balance at September 30, 2020	145,226,884	$15	$1,866,961	$(1,302,236)	$(9,299)	$555,441

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

RIBBON COMMUNICATIONS INC.
Condensed Consolidated Statements of Cash Flows
(in thousands)
(unaudited)

	Nine months ended
	September 30, 2020	September 30, 2019
Cash flows from operating activities:
Net (loss) income	$(35,169)	$20,288
Adjustments to reconcile net (loss) income to cash flows provided by operating activities:
Depreciation and amortization of property and equipment	12,754	8,824
Amortization of intangible assets	45,352	36,829
Amortization of debt issuance costs	4,915	268
Stock-based compensation	10,167	8,154
Deferred income taxes	(2,455)	4,559
Reduction in deferred purchase consideration	(69)	(8,124)
Foreign currency exchange losses	3,162	1,042
Changes in operating assets and liabilities:
Accounts receivable	42,489	25,598
Inventory	6,285	8,387
Other operating assets	36,416	(20,510)
Accounts payable	(54,489)	(20,260)
Accrued expenses and other long-term liabilities	10,143	(21,535)
Deferred revenue	(14,253)	(20,889)
Net cash provided by operating activities	65,248	22,631
Cash flows from investing activities:
Purchases of property and equipment	(18,685)	(8,594)
Business acquisitions, net of cash acquired	(346,852)	—
Maturities of marketable securities	—	7,295
Proceeds from the sale of fixed assets	43,500	—
Net cash used in investing activities	(322,037)	(1,299)
Cash flows from financing activities:
Borrowings under revolving line of credit	615	109,000
Principal payments on revolving line of credit	(8,615)	(130,000)
Proceeds from issuance of term debt	478,500	50,000
Principal payment of debt, related party	—	(24,716)
Principal payments of long-term debt	(131,279)	(625)
Payment of deferred purchase consideration	—	(21,876)
Principal payments of finance leases	(971)	(698)
Payment of debt issuance costs	(14,065)	(891)
Proceeds from the sale of common stock in connection with employee stock purchase plan	—	506
Proceeds from the exercise of stock options	29	233
Payment of tax withholding obligations related to net share settlements of restricted stock awards	(1,196)	(1,082)
Repurchase of common stock	—	(4,536)
Net cash provided by (used in) financing activities	323,018	(24,685)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	24	56
Net increase (decrease) in cash, cash equivalents and restricted cash	66,253	(3,297)
Cash and cash equivalents, beginning of year	44,643	43,694
Cash, cash equivalents and restricted cash, end of period	$110,896	$40,397

RIBBON COMMUNICATIONS INC.
Condensed Consolidated Statements of Cash Flows (continued)
(in thousands)
(unaudited)

	Nine months ended
	September 30, 2020	September 30, 2019
Supplemental disclosure of cash flow information:
Interest paid	$10,845	$3,649
Income taxes paid	$6,652	$3,527
Income tax refunds received	$196	$291
Supplemental disclosure of non-cash investing activities:
Capital expenditures incurred, but not yet paid	$4,111	$560
Property and equipment acquired under finance leases	$—	$150
Acquisition purchase consideration - deferred payments	$1,630	$1,700
Common stock issued as purchase consideration	$108,550	$15,186
Supplemental disclosure of non-cash financing activities:
Total fair value of restricted stock awards, restricted stock units and performance-based stock units	$5,551	$6,765

See notes to the unaudited condensed consolidated financial statements.

RIBBON COMMUNICATIONS INC.
Notes to Condensed Consolidated Financial Statements
(unaudited)

(1) BASIS OF PRESENTATION

Business

Ribbon Communications Inc. ("Ribbon" or the "Company") is a leading provider of next generation software solutions to telecommunications, wireless and cable service providers and enterprises of all sizes across industry verticals. With the March 3, 2020 completion of the merger with ECI Telecom Group Ltd ("ECI"), Ribbon now also provides optical and packet networking products and software-defined solutions to service providers and critical infrastructure sectors like utilities, government and defense. With over 1,000 customers around the globe, including some of the largest telecommunications service providers, enterprises and utilities in the world, Ribbon enables its customers to evolve and modernize their communications networks and packet optical networking infrastructures through software and hardware. By securing and enabling reliable and scalable Internet Protocol ("IP") and packet optical networks and applications, Ribbon helps its customers adopt the next generation of software-, cloud- and edge-based technologies to drive new, incremental revenue, while protecting their existing revenue streams. Ribbon's software solutions provide a secure way for its customers to connect and leverage multivendor, multiprotocol communications systems and applications across their networks and the cloud in a rapidly changing ecosystem of IP-enabled devices, such as smartphones and tablets. In addition, Ribbon's software solutions secure cloud-based delivery of unified communications ("UC") solutions - both for service providers transforming to a cloud-based network and for enterprises using cloud-based UC - and support the increasing demand on network infrastructure created by ongoing IP traffic growth and the projected demand related to increased traffic from 5G applications and devices. Ribbon sells its products and solutions through both direct sales and indirect channels, leveraging the reach and local presence of resellers, and provides ongoing support to its customers through a global services team with experience in design, deployment and maintenance of some of the world's largest software IP networks.

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

Significant Accounting Policies

The Company's significant accounting policies are disclosed in Note 2 to the Consolidated Financial Statements included in the Annual Report. There were no material changes to the significant accounting policies during the nine months ended September 30, 2020, with the exception of policies on transfers of financial assets, warranty costs, and research and development grants. Additionally, effective in 2020, the Company changed its annual goodwill impairment testing date from November 30 to October 1. The Company does not expect this change to have a material impact on its condensed consolidated financial statements.

Transfers of Financial Assets. The Company's ECI subsidiary maintains customer receivables factoring agreements with a number of financial institutions. Under the terms of these agreements, the Company may transfer receivables to the financial

RIBBON COMMUNICATIONS INC.
Notes to Condensed Consolidated Financial Statements (Continued)
(unaudited)
institutions, on a non-recourse basis, provided that the financial institutions approve the receivables in advance. The Company maintains credit insurance policies from major insurance providers or obtains letters of credit from the customers for a majority of its factored trade receivables. The Company accounts for the factoring of its financial assets as a sale of the assets and records the factoring fees, when incurred, as a component of interest expense in the condensed consolidated statements of operations and the proceeds from the sales of receivables are included in cash from operating activities in the condensed consolidated statements of cash flows. During the three months ended September 30, 2020, the Company received $35.3 million of cash from the sale of certain accounts receivable and recorded $0.3 million of interest expense in connection with these transactions. During the nine months ended September 30, 2020, the Company received $81.1 million of cash from the sale of certain accounts receivable and recorded $0.7 million of interest expense in connection with these transactions.

Warranty. The Company records warranty liabilities for estimated costs of fulfilling its obligations under standard limited hardware and software warranties at the time of sale. The liability for standard warranties is included in Accrued expenses and other and Other non-current liabilities in the condensed consolidated balance sheet at September 30, 2020. The specific warranty terms and conditions vary depending upon the country in which the Company does business, but generally includes material costs, technical support, labor and associated overhead over a period ranging from one to three years. The Company's liability for product warranties was $15.2 million, of which $6.7 million was current and included in Accrued expenses and other and $8.5 million was long-term and included in Other long-term liabilities in the Company's condensed consolidated balance sheet at September 30, 2020. The Company did not have a warranty accrual at December 31, 2019.

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

Restricted Cash

The Company classifies as restricted cash all cash pledged as collateral to secure long-term obligations and all cash whose use is otherwise limited by contractual provisions. At September 30, 2020, the Company had $7.2 million of restricted cash, comprised of $4.3 million restricted in connection with a tax payment on certain fixed assets formerly held by ECI that were sold in connection with the ECI Merger, and $2.9 million restricted short-term bank deposits pledged to secure certain performance and financial bonds as security for the Company's obligations under tenders, contracts and to one of its main subcontractors.

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

RIBBON COMMUNICATIONS INC.
Notes to Condensed Consolidated Financial Statements (Continued)
(unaudited)
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

As consideration for the ECI Merger, Ribbon issued the ECI shareholders and certain others 32.5 million shares of Ribbon common stock with a fair value of $108.6 million (the "Stock Consideration") and paid $322.5 million of cash, comprised of $183.3 million to repay ECI's outstanding debt, including both principal and interest, and $139.2 million paid to ECI's selling shareholders (the "Cash Consideration"). In addition, ECI shareholders received $33.4 million from the sale of

RIBBON COMMUNICATIONS INC.
Notes to Condensed Consolidated Financial Statements (Continued)
(unaudited)
certain of ECI's real estate assets. Cash Consideration was financed through cash on hand and committed debt financing consisting of a new $400 million term loan facility and new $100 million revolving credit facility, which was undrawn at the ECI Merger Date.

The ECI Merger has been accounted for as a business combination and the financial results of ECI have been included in the Company's condensed consolidated financial statements for the periods subsequent to the ECI Merger. The Company's financial results for the three months ended September 30, 2020 include $77.6 million of revenue and $11.2 million of net loss attributable to ECI. The Company's financial results for the nine months ended September 30, 2020 include $171.1 million of revenue and $31.9 million of net loss attributable to ECI for the periods subsequent to the ECI Merger.

As of September 30, 2020, the valuation of acquired assets, identifiable intangible assets and certain assumed liabilities was preliminary. The Company is continuing the process of investigating the facts and circumstances existing as of the ECI Merger Date, including certain assets acquired and liabilities assumed, as well as estimated future cash flows, in order to finalize its valuation. During the second quarter of 2020, the Company recorded changes to the initial preliminary purchase price allocation. The primary adjustments recorded in the period since the ECI Merger Date included reductions of $10.4 million and $7.0 million to current and noncurrent inventory, respectively, and increases to identifiable intangible assets aggregating $11.0 million, comprised of $3.0 million to in-process research and development, $5.0 million to developed technology, $2.0 million to customer relationships and $1.0 million to trade names. These adjustments, as well as other immaterial adjustments to other balance sheet accounts, resulted in a net increase to goodwill of $2.5 million. The preliminary allocation of purchase consideration to the fair value of assets acquired and liabilities assumed includes a noncurrent asset of $5.7 million that represents an indemnification receivable from ECI's selling shareholders for certain liabilities for uncertain tax positions in accordance with the Agreement and Plan of Merger. The Company expects to finalize the valuation of the assets acquired and liabilities assumed by the first quarter of 2021.

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
$455,402

RIBBON COMMUNICATIONS INC.
Notes to Condensed Consolidated Financial Statements (Continued)
(unaudited)
The Company is still evaluating the fair value of acquired assets and assumed liabilities, and such values are subject to change. The valuation of the acquired intangible assets is inherently subjective and relies on significant unobservable inputs. The Company used an income approach to value the acquired in-process research and development, developed technology, customer relationships and trade name intangible assets. The Company is still evaluating the forecast, and the value of these intangible assets could change materially as the Company finalizes the forecast and other inputs used to determine their fair values. The valuation for each of these intangible assets was based on estimated projections of expected cash flows to be generated by the assets, discounted to the present value at discount rates commensurate with perceived risk. The valuation assumptions take into consideration the Company's estimates of customer attrition, technology obsolescence and revenue growth projections. The Company is amortizing the identifiable intangible assets arising from the ECI Merger in relation to the expected cash flows from the individual intangible assets over their respective useful lives, which have a weighted average life of 12.38 years (see Note 6). Goodwill results from assets that are not separately identifiable as part of the transaction and is not deductible for tax purposes.

Pro Forma Results

The following unaudited pro forma information presents the condensed combined results of operations of Ribbon and ECI for the three and nine months ended September 30, 2020 and 2019 as if the ECI Merger had been completed on January 1, 2019, with adjustments to give effect to pro forma events that are directly attributable to the ECI Merger. These pro forma adjustments include an increase in research and development expense related to the conformance of ECI's cost capitalization policy to Ribbon's, additional amortization expense for the acquired identifiable intangible assets, a decrease in historical ECI interest expense reflecting the extinguishment of certain of ECI's debt as a result of the ECI Merger, and an increase in interest expense reflecting the new debt entered into by the Company in connection with the ECI Merger. Pro forma adjustments also include the elimination of acquisition- and integration-related costs directly attributable to the acquisition from the three and nine months ended September 30, 2020 and inclusion of such costs in the three and nine months ended September 30, 2019, respectively.

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

	Three months ended		Nine months ended
	September 30, 2020	September 30, 2019	September 30, 2020	September 30, 2019
Revenue	$231,118	$232,926	$624,800	$673,774
Net income (loss)	$7,036	$(4,795)	$(41,345)	$(31,023)
Diluted earnings (loss) per share	$0.05	$(0.03)	$(0.29)	$(0.22)

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

The Anova Acquisition was accounted for as a business combination and the financial results of Anova have been included in the Company's condensed consolidated financial statements for the periods subsequent to the Anova Acquisition Date. The results for the three and nine months ended September 30, 2019 were not significant to the Company's condensed

RIBBON COMMUNICATIONS INC.
Notes to Condensed Consolidated Financial Statements (Continued)
(unaudited)
consolidated financial statements and accordingly, the Company has not provided pro forma financial information. The Company finalized the valuation of the assets acquired and liabilities assumed in the fourth quarter of 2019. The purchase consideration aggregating $16.9 million was allocated to $11.2 million of identifiable intangible assets with a weighted average life of 6.25 years (see Note 6) and working capital items aggregating $0.1 million of net assets acquired. The remaining unallocated amount of $5.5 million was recorded as goodwill. The goodwill is deductible for tax purposes.

Acquisition- and Integration-Related Expenses

Acquisition- and integration-related expenses include those expenses related to acquisitions that would otherwise not have been incurred by the Company, including professional and services fees such as legal, audit, consulting, paying agent and other fees. These amounts include costs related to prior acquisitions, as well as nominal amounts related to acquisitive activities. Integration-related expenses represent incremental costs related to combining the Company and its business acquisitions, such as third-party consulting and other third-party services related to merging previously separate companies' systems and processes. The acquisition-related costs in the three months ended September 30, 2020 primarily related to the proposed sale of the Kandy Communications Business. The acquisition-related costs in the nine months ended September 30, 2020 primarily related to the ECI Merger. The acquisition-related costs in the three and nine months ended September 30, 2019 primarily related to the Anova Acquisition.

The Company's acquisition- and integration-related expenses for the three and nine months ended September 30, 2020 and 2019 were as follows (in thousands):

	Three months ended		Nine months ended
	September 30, 2020	September 30, 2019	September 30, 2020	September 30, 2019
Professional and services fees (acquisition-related)	$1,003	$743	$14,017	$2,569
Integration-related expenses	363	954	590	4,292
	$1,366	$1,697	$14,607	$6,861

(3) PROPOSED SALE OF KANDY COMMUNICATIONS BUSINESS

On August 5, 2020, the Company announced that it had entered into a definitive agreement (the "Kandy Agreement") with American Virtual Cloud Technologies, Inc. ("AVCTechnologies") to sell the Company's cloud-based enterprise services business (the "Kandy Communications Business"). Under the Kandy Agreement, AVCTechnologies will purchase the assets and assume certain liabilities associated with the Kandy Communications Business, as well as all of the outstanding interests in Kandy Communications LLC, a subsidiary of the Company. AVCTechnologies has agreed to pay the Company 13 million shares of AVCTechnologies common stock, subject to certain adjustments, as consideration for the transaction. The transaction is subject to receipt of the approval of AVCTechnologies' shareholders for the issuance of the shares to the Company, AVCTechnologies' completion of necessary financing, approval of the lenders under the Company's 2020 Credit Facility and other customary closing conditions.

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

RIBBON COMMUNICATIONS INC.
Notes to Condensed Consolidated Financial Statements (Continued)
(unaudited)
The calculations of shares used to compute earnings (loss) per share were as follows (in thousands):

	Three months ended		Nine months ended
	September 30, 2020	September 30, 2019	September 30, 2020	September 30, 2019
Weighted average shares outstanding—basic	144,948	110,080	136,837	109,523
Potential dilutive common shares	6,732	676	—	577
Weighted average shares outstanding—diluted	151,680	110,756	136,837	110,100

Options to purchase the Company's common stock aggregating 0.2 million shares have not been included in the computation of diluted earnings per share for the three months ended September 30, 2020 because their effect would have been antidilutive. Options to purchase the Company's common stock and unvested shares of restricted and performance-based stock and stock units aggregating 13.5 million shares have not been included in the computation of diluted loss per share for the nine months ended September 30, 2020 because their effect would have been antidilutive. Options to purchase the Company's common stock aggregating 0.3 million shares have not been included in the computation of diluted earnings per share for both the three and nine months ended September 30, 2019 because their effect would have been antidilutive.

(5) INVENTORY

Inventory at September 30, 2020 and December 31, 2019 consisted of the following (in thousands):

	September 30, 2020	December 31, 2019
On-hand final assemblies and finished goods inventories	$53,433	$13,283
Deferred cost of goods sold	2,855	2,441
	56,288	15,724
Less noncurrent portion (included in other assets)	(5,314)	(924)
Current portion	$50,974	$14,800

(6) INTANGIBLE ASSETS AND GOODWILL

The Company's intangible assets at September 30, 2020 and December 31, 2019 consisted of the following (in thousands):

September 30, 2020	Weighted average amortization period (years)	Cost	Accumulated amortization	Net carrying value
In-process research and development	*	$39,600	$—	$39,600
Developed technology	7.95	300,780	132,307	168,473
Customer relationships	11.86	268,140	46,231	221,909
Trade names	3.88	5,000	2,068	2,932
Internal use software	3.00	730	730	—
	9.10	$614,250	$181,336	$432,914

RIBBON COMMUNICATIONS INC.
Notes to Condensed Consolidated Financial Statements (Continued)
(unaudited)

December 31, 2019	Weighted average amortization period (years)	Cost	Accumulated amortization	Net carrying value
In-process research and development	*	$5,600	$—	$5,600
Developed technology	6.79	188,880	100,760	88,120
Customer relationships	9.46	152,140	33,350	118,790
Trade names	5.20	2,000	1,144	856
Internal use software	3.00	730	730	—
	7.82	$349,350	$135,984	$213,366

* An in-process research and development intangible asset has an indefinite life until the product is generally available, at which time such asset is typically reclassified to developed technology.

Amortization expense for intangible assets for the three and nine months ended September 30, 2020 and 2019 was as follows (in thousands):

	Three months ended		Nine months ended		Statement of operations classification
	September 30, 2020	September 30, 2019	September 30, 2020	September 30, 2019
Developed technology	$11,643	$9,522	$31,547	$29,259	Cost of revenue - product
Customer relationships	4,313	2,608	12,881	7,145	Sales and marketing
Trade names	393	130	924	425	Sales and marketing
	$16,349	$12,260	$45,352	$36,829

Estimated future amortization expense for the Company's intangible assets at September 30, 2020 was as follows (in thousands):

Years ending December 31,
Remainder of 2020	$15,619
2021	66,689
2022	59,700
2023	52,306
2024	44,098
2025	36,999
Thereafter	157,503
$432,914

The changes in the carrying value of the Company's goodwill in the nine months ended September 30, 2020 and 2019 were as follows (in thousands):

RIBBON COMMUNICATIONS INC.
Notes to Condensed Consolidated Financial Statements (Continued)
(unaudited)

Balance at January 1	2020	2019
Goodwill	$392,302	$386,761
Accumulated impairment losses	(167,406)	(3,106)
	224,896	383,655
Acquisition of ECI	191,996	—
Acquisition of Anova	—	5,541
Balance at September 30	$416,892	$389,196

Balance at September 30
Goodwill	$584,298	$392,302
Accumulated impairment losses	(167,406)	(3,106)
	$416,892	$389,196

(7) ACCRUED EXPENSES
Accrued expenses at September 30, 2020 and December 31, 2019 consisted of the following (in thousands):

	September 30, 2020	December 31, 2019
Employee compensation and related costs	$55,589	$27,166
Professional fees	14,368	13,331
Other	63,918	16,203
	$133,875	$56,700

(8) RESTRUCTURING AND FACILITIES CONSOLIDATION INITIATIVES

The Company recorded restructuring and related expense aggregating $3.3 million and $2.4 million in the three months ended September 30, 2020 and 2019, respectively, and $10.7 million and $16.4 million in the nine months ended September 30, 2020 and 2019, respectively. Restructuring and related expense includes both restructuring expense (primarily severance and related costs), estimated future variable lease costs for vacated properties with no intent or ability of sublease, and accelerated rent amortization expense.

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

The components of Restructuring and related expense for the three and nine months ended September 30, 2020 and 2019 were as follows (in thousands):

	Three months ended		Nine months ended
	September 30, 2020	September 30, 2019	September 30, 2020	September 30, 2019
Severance and related costs	$1,789	$719	$8,276	$11,619
Variable and other facilities-related costs	1,501	$1,052	2,380	1,370
Accelerated amortization of lease assets due to cease-use	—	$601	70	3,459
	$3,290	$2,372	$10,726	$16,448

RIBBON COMMUNICATIONS INC.
Notes to Condensed Consolidated Financial Statements (Continued)
(unaudited)
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

The Company recorded restructuring and related expense of $2.9 million and $8.7 million in connection with the 2020 Restructuring Initiative in the three and nine months ended September 30, 2020, respectively, for severance and related costs. The amount recorded in the nine months ended September 30, 2020 was for severance and related costs for approximately 125 employees, including three former executives of ECI. The Company expects these amounts will be fully paid in 2021. The Company expects that it will record additional restructuring and related expense approximating $6 million under the 2020 Restructuring Initiative in the aggregate for severance and planned facility consolidations. A summary of the 2020 Restructuring Initiative accrual activity for severance and related costs for the nine months ended September 30, 2020 is as follows (in thousands):

	Balance at January 1, 2020	Initiatives charged to expense	Cash payments	Balance at September 30, 2020
Severance	$—	$7,691	$(3,375)	$4,316
Facilities	—	999	(79)	920
	$—	$8,690	$(3,454)	$5,236

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

In connection with the 2019 Restructuring Initiative, the Company recorded restructuring and related expense of $0.4 million and $2.1 million in the three and nine months ended September 30, 2020, respectively, and $1.8 million and $7.8 million in the three and nine months ended September 30, 2019, respectively. The amount recorded in the three months ended September 30, 2020 was primarily related to facility consolidations. The amount recorded in the nine months ended September 30, 2020 was comprised of $0.6 million for severance and related costs for approximately 5 employees and $1.5 million related to facility consolidations. These amounts include nominal credits to restructuring and related expense in the three and nine months ended September 30, 2020, representing changes in estimate for both severance and related expenses and variable facilities-related expenses. The amount recorded in the three months ended September 30, 2019 was comprised of $0.7 million for severance and related costs for approximately 20 employees and $1.7 million for variable and other facilities-related costs, including accelerated rent amortization. The amount recorded in the nine months ended September 30, 2019 was comprised of $6.5 million for severance and related costs for approximately 130 employees and $4.7 million for variable and

RIBBON COMMUNICATIONS INC.
Notes to Condensed Consolidated Financial Statements (Continued)
(unaudited)
other facilities-related costs, including accelerated rent amortization. The Company expects to record nominal additional restructuring and related expense, if any, related to severance and related costs under the 2019 Restructuring Initiative.

A summary of the 2019 Restructuring Initiative accrual activity for severance and related costs for the nine months ended September 30, 2020 is as follows (in thousands):

	Balance at January 1, 2020	Initiatives charged to expense	Adjustments for changes in estimate	Reclassify accelerated amortization to operating lease liabilities	Cash payments	Balance at September 30, 2020
Severance	$2,110	$723	$(80)	$—	$(2,234)	$519
Facilities	991	1,473	(22)	(70)	(1,573)	799
	$3,101	$2,196	$(102)	$(70)	$(3,807)	$1,318

Accelerated Rent Amortization

Accelerated rent amortization is recognized from the date that the Company commences the plan to fully or partially vacate a facility, for which there is no intent or ability to enter into a sublease, through the final vacate date. The accelerated rent amortization recorded in connection with the Facilities Initiative reduced the value of the Company's Operating lease right-of-use assets recorded in the Company's condensed consolidated balance sheets at September 30, 2020 and December 31, 2019, respectively. The liability for the total lease payments for each respective facility is included as a component of Operating lease liabilities in the Company's condensed consolidated balance sheets, both current and noncurrent (see Note 18). The Company may incur additional future expense if it is unable to sublease other locations included in its restructuring initiatives.

GENBAND Merger Restructuring Initiative

In connection with the merger in 2017 between Sonus Networks, Inc. and GENBAND (the "GENBAND Merger"), the Company implemented a restructuring plan in the fourth quarter of 2017 to eliminate certain redundant positions and facilities within the combined companies (the "GENBAND Merger Restructuring Initiative"). The Company recorded a credit to restructuring and related expense of $0.1 million in the nine months ended September 30, 2020, representing a change in estimate to the total severance and related costs required to complete the activities under this initiative. In connection with this initiative, the Company recorded restructuring expense of $5.2 million in the nine months ended September 30, 2019, virtually all of which was for severance and related costs for approximately 40 employees. As of September 30, 2020, the GENBAND Merger Restructuring Initiative was complete.

A summary of the GENBAND Merger Restructuring Initiative accrual activity for the nine months ended September 30, 2020 is as follows (in thousands):

	Balance at January 1, 2020	Adjustments for changes in estimate	Cash payments	Balance at September 30, 2020
Severance	$409	$(58)	$(351)	$—

Balance Sheet Classification

The current portions of accrued restructuring are included as a component of Accrued expenses and the long-term portions of accrued restructuring are included as a component of Other long-term liabilities in the condensed consolidated balance sheets. The long-term portions of accrued restructuring totaled $0.8 million at September 30, 2020 and $0.9 million at December 31, 2019.

RIBBON COMMUNICATIONS INC.
Notes to Condensed Consolidated Financial Statements (Continued)
(unaudited)
(9) WARRANTY ACCRUALS

The changes in the Company's accrual balance in the nine months ended September 30, 2020 were as follows (in thousands):

Balance at January 1, 2020	$—
Assumed liability in connection with ECI Merger	16,251
Current period provisions	3,127
Settlements	(4,164)
Balance at September 30, 2020	$15,214

Of the amount recorded at September 30, 2020, $6.7 million was current and included as a component of Accrued expenses and other and $8.5 million was long-term and included as a component of Other long-term liabilities in the Company's condensed consolidated balance sheet. The Company did not have a warranty accrual during the nine months ended September 30, 2019.

(10) DEBT

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

RIBBON COMMUNICATIONS INC.
Notes to Condensed Consolidated Financial Statements (Continued)
(unaudited)
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

2020 Credit Agreement

On March 3, 2020, the Company entered into a Senior Secured Credit Facilities Credit Agreement (as amended, the "2020 Credit Agreement"), by and among the Company, as a guarantor, Ribbon Communications Operating Company, Inc., as the borrower ("Borrower"), Citizens Bank, N.A. ("Citizens"), as administrative agent, a lender, issuing lender, swingline lender, joint lead arranger and bookrunner, Santander Bank, N.A., as a lender, joint lead arranger and bookrunner, and the other lenders party thereto (each, together with Citizens Bank, N.A. and Santander Bank, N.A., referred to individually as a "Lender", and collectively, the "Lenders"). The proceeds of the Credit Agreement were used, in part, to pay off in full all obligations of the Company under the 2019 Credit Facility.

The 2020 Credit Agreement provides for $500 million of commitments from the lenders to the Borrower, comprised of $400 million in term loans (the "2020 Term Loan Facility") and a $100 million facility available for revolving loans (the "2020 Revolving Credit Facility"). Under the 2020 Revolving Credit Facility, a $30 million sublimit is available for letters of credit and a $20 million sublimit is available for swingline loans. Under the 2020 Credit Agreement, the Company was originally required to make quarterly principal payments aggregating approximately $10 million in the first year, $20 million per year for the following three years, and $30 million in the last year, with the remaining balance due on the maturity date.

The indebtedness and other obligations under the 2020 Credit Agreement are unconditionally guaranteed on a senior secured basis by the Company, Edgewater Networks, Inc., a wholly-owned subsidiary of the Company, and Genband Inc., a wholly-owned subsidiary of the Company (together, the "Guarantors"). The facilities under the 2020 Credit Agreement are secured by first-priority liens on substantially all of the assets of the Borrower and the Guarantors, including substantially all of the assets of the Company.

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

RIBBON COMMUNICATIONS INC.
Notes to Condensed Consolidated Financial Statements (Continued)
(unaudited)
The 2020 Credit Agreement contains events of default that are customary for a secured credit facility. If an event of default relating to bankruptcy or other insolvency events with respect to the Company or any of its subsidiaries occurs, all obligations under the 2020 Credit Agreement will immediately become due and payable. If any other event of default occurs under the 2020 Credit Agreement, the lenders may accelerate the maturity of the obligations outstanding under the Credit Agreement and exercise other rights and remedies, including charging a default rate of interest equal to 2.00% per year above the rate that would otherwise be applicable. In addition, if any event of default exists under the 2020 Credit Agreement, the lenders can commence foreclosure or other actions against the collateral.

On August 18, 2020 (the "First Amendment Effective Date"), the Borrowers entered into a First Amendment to the 2020 Credit Agreement (the "First Amendment"). Pursuant to an assignment and assumption agreement entered into by Citizens and certain affiliates of Whitehorse Capital on the First Amendment Date (collectively, "HIG Whitehorse"), and consented to by Citizens and the Borrower, $75 million of the 2020 Term Loan Facility, designated as the Term B Loan (the "Term B Loan"), was assigned from Citizens to HIG Whitehorse as of August 18, 2020. The remaining $325 million of the 2020 Term Loan Facility that was not assigned to HIG Whitehorse was deemed the Term A Loan (the "Term A Loan" and, together with the Term B Loan, the "Amended 2020 Term Loan Facility").

The Term A Loan and the 2020 Revolving Credit Facility mature in March 2025. The Term A Loan and 2020 Revolving Credit Facility bear interest at the Borrower's option at either the LIBOR rate plus a margin ranging from 1.50% to 3.50% per year, or the base rate (the highest of the Federal Funds Effective Rate (as defined in the 2020 Credit Agreement) plus 0.50%, or the prime rate announced from time to time in The Wall Street Journal) plus a margin ranging from 0.50% to 2.50% per year (the "Applicable Margin"). The Applicable Margin varies depending on the Company's Consolidated Net Leverage Ratio (as defined in the 2020 Credit Agreement). The base rate and the LIBOR rate are each subject to a zero percent floor. The Company is required to make quarterly principal payments on the Term A Loan aggregating approximately $10 million in the first year, $16 million per year in each of the next two years, $20 million in the fourth year and $16 million in the last year, with the final payment approximating $244 million due on the maturity date. The Borrower can prepay all amounts under the Term A Loan and the 2020 Revolving Credit Facility at any time without premium or penalty (other than customary LIBOR breakage costs), subject to certain notice requirements.

The Term B Loan is scheduled to mature in March 2026 and bears interest, at the Borrower's option, at either the LIBOR rate plus a margin of 7.50% per year, or the base rate (the highest of the Federal Funds Effective Rate (as defined in the First Amendment) plus 0.50%, or the prime rate announced from time to time in The Wall Street Journal, plus a margin of 6.50% per year. The Term B Loan has a lower rate of amortization than the Term A Loan and is subject to a 1.0% premium if voluntarily repaid in connection with a repricing transaction (as defined in the 2020 Credit Agreement) occurring prior to the six month anniversary of the First Amendment Effective Date. The Company is required to make quarterly principal payments totaling approximately $1 million in the first year and $8 million in the aggregate over the next four and a half years, with the final payment approximating $66 million.

The First Amendment reduced the Borrower's ability to incur new tranches of term loans, or increases in commitments under the Amended 2020 Term Loan Facility or the 2020 Revolving Credit Facility. Specifically, such indebtedness can be incurred up to an aggregate dollar amount equal to 75% of the Company's Consolidated Adjusted EBITDA (as defined in the 2020 Credit Agreement), reduced from 100% prior to the First Amendment, as of the most recently ended fiscal quarter for which financial statements have been delivered to the lenders, plus additional amounts, so long as the Borrower's Consolidated Net Leverage Ratio (as defined in the 2020 Credit Agreement) does not exceed 2.25:1.00, reduced from 2.75:1.00 under the 2020 Credit Agreement. The First Amendment also reduced the amount of Unrestricted Cash (as defined in the 2020 Credit Agreement) used in calculating the Borrower's Consolidated Net Leverage Ratio from $25 million to $10 million.

The Company was in compliance with all covenants of the 2020 Credit Agreement at September 30, 2020.

At September 30, 2020, the Company had an outstanding Term A Loan balance of $320.5 million at an average interest rate of 3.4%, and an outstanding Term B Loan balance of $74.8 million at an average interest rate of 8.40%. The 2020 Revolving Credit Facility did not have an outstanding balance but had $5.3 million of letters of credit outstanding with an interest rate of 2.5%.

RIBBON COMMUNICATIONS INC.
Notes to Condensed Consolidated Financial Statements (Continued)
(unaudited)
Short-Term Loan

In July 2020, the Company entered into an uncommitted and unsecured short-term loan in the amount of $0.7 million with Bank of Communications Hangzhou Branch in order to finance exports in China. At September 30, 2020 the interest rate on this loan was 4.0% and it expires in November 2020.

Letters of Credit and Performance and Bid Bonds

The Company uses letters of credit, performance and bid bonds in the course of its business. At September 30, 2020, the Company had $30.3 million of letters of credit, bank guarantees, performance and bid bonds outstanding (collectively, "Guarantees"), comprised of the $5.3 million of letters of credit under the 2020 Credit Agreement described above, and $25.0 million of Guarantees under various uncommitted facilities. At September 30, 2020, the Company had cash collateral of $2.9 million supporting the Guarantees under its uncommitted facilities, which is included in Restricted cash in the condensed consolidated balance sheet at September 30, 2020.

(11) DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

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

Cash Flow Hedge of Interest Rate Risk

The Amended 2020 Term Loan Facility had an outstanding balance of $395.3 million at September 30, 2020. The 2020 Revolving Credit Facility was undrawn at September 30, 2020. The credit facilities under the 2020 Credit Agreement have variable interest rates based on LIBOR (see Note 10). As a result of exposure to interest rate movements, during March 2020, the Company entered into an interest rate swap arrangement, which effectively converted its $400 million term loan with its variable interest rate based upon one-month LIBOR to an aggregate fixed rate of 0.904%, plus a leverage-based margin as defined in the 2020 Credit Agreement. The Term A Loan continues to have a leverage-based margin and the Term B Loan has a fixed margin as defined in the 2020 Credit Agreement. The notional amount of this swap at September 30, 2020 was $400 million, and the swap matures on March 3, 2025, the same date the Term A Loan matures.

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

RIBBON COMMUNICATIONS INC.
Notes to Condensed Consolidated Financial Statements (Continued)
(unaudited)

The effective portion of changes in the fair value of designated derivatives that qualify as cash flow hedges is recorded in accumulated other comprehensive (loss) income in the condensed consolidated balance sheet and is subsequently reclassified into earnings in the period that the hedged forecasted transactions affect earnings. During the three and nine months ended September 30, 2020, such a derivative was used to hedge the variable cash flows associated with the credit facilities under the 2020 Credit Agreement and the Company has accounted for this derivative as an effective hedge. Any ineffective portion of the change in the fair value of the derivative would be recognized directly in earnings.

Amounts reported in accumulated other comprehensive (loss) income related to the Company's derivative will be reclassified to interest expense as interest is accrued on the Company’s variable-rate debt. Based upon projected forward rates, the Company estimates as of September 30, 2020 that $3.1 million may be reclassified as an increase to interest expense over the next twelve months.

The impact of the Company’s derivative financial instrument on its condensed consolidated statement of comprehensive income (loss) for the three and nine months ended September 30, 2020 was as follows (in thousands):

	Three months ended	Nine months ended
	September 30, 2020	September 30, 2020
Loss recognized in other comprehensive loss on derivative (effective portion)	$(121)	$(13,778)
Amount reclassified from accumulated other comprehensive loss to interest expense (effective portion)	$761	$921

The fair values and locations in the condensed consolidated balance sheet at September 30, 2020 of the Company's derivative liability designated as a hedging instrument were as follows (in thousands):

	Balance sheet location
Interest rate derivative - liability derivative	Accrued expenses and other	$3,075
Interest rate derivative - liability derivative	Other long-term liabilities	$9,782

The Company has classified the interest rate derivative aggregating $12.9 million at September 30, 2020 as a Level 2 fair value measurement within the fair value hierarchy (see Note 1).

(12) REVENUE RECOGNITION

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

RIBBON COMMUNICATIONS INC.
Notes to Condensed Consolidated Financial Statements (Continued)
(unaudited)
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

Disaggregation of Revenue

The Company disaggregates its revenue from contracts with customers based on the nature of the products and services and the geographic regions in which each customer is domiciled. The Company's revenue for the three and nine months ended September 30, 2020 and 2019 was disaggregated as follows:

RIBBON COMMUNICATIONS INC.
Notes to Condensed Consolidated Financial Statements (Continued)
(unaudited)

Three months ended September 30, 2020	Product revenue	Service revenue (maintenance)	Service revenue (professional services)	Total revenue
United States	$57,503	$33,275	$14,072	$104,850
Europe, Middle East and Africa	41,265	19,720	7,133	68,118
Asia Pacific	22,233	12,208	5,183	39,624
Other	7,925	8,439	2,162	18,526
	$128,926	$73,642	$28,550	$231,118

Three months ended September 30, 2019	Product revenue	Service revenue (maintenance)	Service revenue (professional services)	Total revenue
United States	$44,701	$32,709	$10,113	$87,523
Europe, Middle East and Africa	7,346	10,899	2,635	20,880
Asia Pacific	5,517	7,123	3,219	15,859
Other	3,588	8,170	1,633	13,391
	$61,152	$58,901	$17,600	$137,653

Nine months ended September 30, 2020	Product revenue	Service revenue (maintenance)	Service revenue (professional services)	Total revenue
United States	$150,980	$98,392	$35,482	$284,854
Europe, Middle East and Africa	97,431	54,042	15,920	167,393
Asia Pacific	59,030	26,742	14,017	99,789
Other	18,246	24,157	5,154	47,557
	$325,687	$203,333	$70,573	$599,593

Nine months ended September 30, 2019	Product revenue	Service revenue (maintenance)	Service revenue (professional services)	Total revenue
United States	$114,525	$99,281	$26,919	$240,725
Europe, Middle East and Africa	32,215	31,016	8,699	71,930
Asia Pacific	23,217	20,272	7,747	51,236
Other	10,734	22,462	4,915	38,111
	$180,691	$173,031	$48,280	$402,002

The Company's product revenue from indirect sales through its channel partner program and from its direct sales program for the three and nine months ended September 30, 2020 and 2019 was as follows (in thousands):

	Three months ended		Nine months ended
	September 30, 2020	September 30, 2019	September 30, 2020	September 30, 2019
Indirect sales through channel partner program	$36,586	$21,537	$97,839	$69,380
Direct sales	92,340	39,615	227,848	111,311
	$128,926	$61,152	$325,687	$180,691

The Company's product revenue from sales to enterprise customers and from sales to service provider customers for the three and nine months ended September 30, 2020 and 2019 was as follows (in thousands):

RIBBON COMMUNICATIONS INC.
Notes to Condensed Consolidated Financial Statements (Continued)
(unaudited)

	Three months ended		Nine months ended
	September 30, 2020	September 30, 2019	September 30, 2020	September 30, 2019
Sales to enterprise customers	$36,937	$17,458	$100,168	$47,295
Sales to service provider customers	91,989	43,694	225,519	133,396
	$128,926	$61,152	$325,687	$180,691

Revenue Contract Balances

The timing of revenue recognition, billings and cash collections results in billed accounts receivable; unbilled receivables, which are contract assets; and customer advances and deposits, which are contract liabilities, in the Company's condensed consolidated balance sheets. Amounts are billed as work progresses in accordance with agreed-upon contractual terms, either at periodic intervals or upon achievement of contractual milestones. Completion of services and billing may occur subsequent to revenue recognition, resulting in contract assets. The Company may receive advances or deposits from its customers before revenue is recognized, resulting in contract liabilities that are classified as deferred revenue. These assets and liabilities are reported in the Company's condensed consolidated balance sheets on a contract-by-contract basis as of the end of each reporting period. Changes in the contract asset and liability balances during the nine months ended September 30, 2020 were not materially impacted by any factors other than billing and revenue recognition. Nearly all of the Company's deferred revenue balance is related to services revenue, primarily customer support contracts. Unbilled receivables stem primarily from engagements where services have been performed; however, billing cannot occur until services are completed.

In some arrangements, the Company allows customers to pay for term-based software licenses and products over the term of the software license. The Company also sells SaaS-based software under subscription arrangements, with payment terms over the term of the SaaS agreement. Amounts recognized as revenue in excess of amounts billed are recorded as unbilled receivables. Unbilled receivables that are anticipated to be invoiced in the next twelve months are included in Accounts receivable on the Company's condensed consolidated balance sheets. The changes in the Company's accounts receivable, unbilled receivables and deferred revenue balances for the nine months ended September 30, 2020 were as follows (in thousands):

	Accounts receivable	Unbilled accounts receivable	Deferred revenue (current)	Deferred revenue (long-term)
Balance at January 1, 2020	$168,502	$24,204	$100,406	$20,482
Increase (decrease), net	(14,990)	30,097	(6,959)	803
Balance at September 30, 2020	$153,512	54,301	$93,447	$21,285

The Company recognized approximately $86 million of revenue in the nine months ended September 30, 2020 that was recorded as deferred revenue at December 31, 2019 and approximately $80 million of revenue in the nine months ended September 30, 2019 that was recorded as deferred revenue at December 31, 2018. Of the Company's deferred revenue reported as long-term in its condensed consolidated balance sheet at September 30, 2020, the Company expects that approximately $7 million will be recognized as revenue in 2021, approximately $8 million will be recognized as revenue in 2022 and approximately $6 million will be recognized as revenue in 2023 and beyond.

All freight-related customer invoicing is recorded as revenue, while the shipping and handling costs that occur after control of the promised goods or services transfer to the customer are reported as fulfillment costs, a component of Cost of revenue - product in the Company's condensed consolidated statements of operations.

Deferred Commissions Cost

Sales commissions earned by the Company's employees are considered incremental and recoverable costs of obtaining a contract with a customer. Expense related to commission payments has been deferred on our condensed consolidated balance sheet and is being amortized over the expected life of the customer contract, which averages five years. The current and long-

RIBBON COMMUNICATIONS INC.
Notes to Condensed Consolidated Financial Statements (Continued)
(unaudited)
term portions of deferred commission expense are included as components of Other current assets and Other assets, respectively. At both September 30, 2020 and December 31, 2019, the Company had $3.6 million of deferred sales commissions capitalized.

(13) COMMON STOCK REPURCHASES

In the second quarter of 2019, the Board approved a stock repurchase program (the "Repurchase Program") pursuant to which the Company may repurchase up to $75 million of the Company's common stock prior to April 18, 2021. Repurchases under the Repurchase Program may be made in the open market, in privately negotiated transactions or otherwise, with the amount and timing of repurchases depending on market conditions and corporate discretion. The Repurchase Program does not obligate the Company to acquire any particular amount of common stock and may be extended, modified, suspended or discontinued at any time at the Board's discretion. The stock repurchases are being funded using the Company's working capital. During the nine months ended September 30, 2019, the Company spent $4.5 million, including transaction fees, to repurchase and retire 1.0 million shares of its common stock under the Repurchase Program. The Company did not repurchase any common stock during the three and nine months ended September 30, 2020. At September 30, 2020, the Company had $70.5 million remaining under the Repurchase Program for future repurchases, subject to the terms of the 2020 Credit Agreement.

(14) STOCK-BASED COMPENSATION PLANS

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

2020 PSU Grants. From June 2020 through September 2020, the Company granted certain of its executives an aggregate of 823,369 PSUs, of which 494,020 PSUs had both performance and service conditions (the "2020 Performance PSUs") and 329,349 had both market and service conditions (the "2020 Market PSUs").

Each executive's 2020 Performance PSU grant is comprised of three consecutive fiscal year performance periods from 2020 through 2022 (each, a "fiscal year performance period"), with one-third of the 2020 Performance PSUs attributable to each fiscal year performance period. The number of shares that will vest, if any, for each fiscal year performance period will be based on the achievement of certain metrics related to the Company's financial performance for the applicable year on a standalone basis (each, a "fiscal year performance condition"). During the second quarter of 2020, the Company determined that the grant date criteria for the 2020 fiscal year performance period had been met, and recorded the applicable stock-based compensation expense. The grant date criteria for the 2021 and 2022 fiscal year performance periods had not been met as of September 30, 2020, and accordingly, no expense has been recorded for the 2020 Performance PSUs underlying these fiscal year performance periods. The number of shares of common stock to be achieved upon vesting of the 2020 Performance PSUs will in no event exceed 200% of the total 2020 Performance PSUs. Shares subject to the 2020 Performance PSUs that fail to be earned will be forfeited.

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

In addition, in connection with his appointment as Executive Vice President and General Manager, Packet Optical Networking, the Company granted Sam Bucci 133,333 PSUs (the "Bucci Stock Price PSUs") with both market and service conditions. Subject to Mr. Bucci's continued employment, the Bucci Stock Price PSUs are eligible to vest and be settled in shares of Ribbon's common stock upon the achievement of a specific share price threshold on or prior to January 31, 2022.

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

Each executive's 2019 Performance PSU grant is comprised of three consecutive fiscal year performance periods from

RIBBON COMMUNICATIONS INC.
Notes to Condensed Consolidated Financial Statements (Continued)
(unaudited)
2019 through 2021 (each, a "fiscal year performance period"), with one-third of the 2019 Performance PSUs attributable to each fiscal year performance period. The number of shares that will vest, if any, for each fiscal year performance period will be based on the achievement of certain metrics related to the Company's financial performance for the applicable year on a standalone basis (each, a "fiscal year performance condition"). In the third quarter of 2019, the Company adjusted the 2019 Performance PSU fiscal 2019 goals to reflect the changes to the Company's calculation of certain metrics. There was no incremental expense in connection with this modification. In March 2020, the Compensation Committee determined that the 2019 fiscal year performance conditions had been satisfied at the 30.493% level. The Company's achievement of the 2019 fiscal year performance conditions (and the number of shares of Company common stock to vest as a result thereof) was measured on a linear sliding scale in relation to specific threshold, target and stretch performance conditions. During the second quarter of 2020, the Company determined that the grant date criteria for the 2020 fiscal year performance period had been met, and recorded the applicable stock-based compensation expense. The grant date criteria for the 2021 fiscal year performance period had not been met as of September 30, 2020, and accordingly, no expense has been recorded for the 2019 Performance PSUs underlying the 2020 fiscal year performance period. The number of shares of common stock to be achieved upon vesting of the 2019 Performance PSUs will in no event exceed 200% of the 2019 Performance PSUs. Shares subject to the 2019 Performance PSUs that fail to be earned will be forfeited.

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

In connection with the separation of two executives from the Company, certain of the 2019 Performance PSUs were accelerated and released in accordance with their employment agreements in the three months ended September 30, 2020, with the potential for a portion of the 2020 Performance PSUs and Market PSUs aggregating approximately 43,000 shares to be released to these former executives on a pro rata basis subject to the Company's achievement for the performance periods through their respective separation dates.

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

Accounting for Market PSUs. PSUs that include a market condition require the use of a Monte Carlo simulation

RIBBON COMMUNICATIONS INC.
Notes to Condensed Consolidated Financial Statements (Continued)
(unaudited)
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

At September 30, 2020, the calculation of the grant date fair values of the 2020 Market PSUs granted on September 15, 2020 and the Bucci Stock Price PSUs had not been completed. The Company used a grant date fair value of $4.24, the closing stock price on the date of grant, to calculate expense attributable to the three months ended September 30, 2020 for the 2020 Market PSUs granted on September 15, 2020 and the Bucci Stock Price PSUs, and is also using this stock price for these PSUs in the table below. The Company expects that the Monte Carlo valuation work and finalization of the grant date fair value of the 2020 Market PSUs granted on September 15, 2020 and the Bucci Stock Price PSUs will occur in the fourth quarter of 2020. At that time, the Company will record a cumulative adjustment to expense and adjust the grant date fair value of these PSUs for subsequent reporting. The Company does not expect the cumulative adjustment to expense will have a material impact on its consolidated financial statements.

At June 30, 2020, the calculation of the grant date fair value of the 2020 Market PSUs granted prior to September 15, 2020 had not been completed. The Company used a grant date fair value of $4.37, the closing stock price on the date of grant, to calculate expense attributable to the three months ended June 30, 2020 for the 2020 Market PSUs. During the third quarter of 2020, the Monte Carlo valuation of these PSUs was completed and accordingly, the grant date fair value of these PSUs was finalized as of September 30, 2020. The Company recorded a cumulative adjustment to expense to account for the change in fair value of these PSUs, which adjustment did not have a material impact on its consolidated financial statements.

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

Stock Options

The activity related to the Company's outstanding stock options for the nine months ended September 30, 2020 was as follows:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value (in thousands)
Outstanding at January 1, 2020	297,124	$11.55
Granted	—	$—
Exercised	(16,128)	$1.77
Forfeited	(6,055)	$2.78
Expired	(41,717)	$15.78
Outstanding at September 30, 2020	233,224	$11.70	4.10	$157
Vested or expected to vest at September 30, 2020	232,800	$11.71	4.10	$157
Exercisable at September 30, 2020	224,173	$12.09	4.00	$140

Additional information regarding the Company's stock options for the nine months ended September 30, 2020 was as follows (in thousands):

RIBBON COMMUNICATIONS INC.
Notes to Condensed Consolidated Financial Statements (Continued)
(unaudited)

	Three months ended	Nine months ended
	September 30, 2020	September 30, 2020
Total intrinsic value of stock options exercised	$7	$36
Cash received from the exercise of stock options	$6	$29

Restricted Stock Awards and Units

The activity related to the Company's RSAs for the nine months ended September 30, 2020 was as follows:

	Shares	Weighted Average Grant Date Fair Value
Unvested balance at January 1, 2020	487,976	$6.87
Granted	—	$—
Vested	(304,441)	$6.80
Forfeited	(27,484)	$6.97
Unvested balance at September 30, 2020	156,051	$7.00

The activity related to the Company's RSUs for the nine months ended September 30, 2020 was as follows:

	Shares	Weighted Average Grant Date Fair Value
Unvested balance at January 1, 2020	2,790,060	$5.11
Granted	6,486,016	$2.93
Vested	(1,667,289)	$4.75
Forfeited	(677,124)	$3.69
Unvested balance at September 30, 2020	6,931,663	$3.30

The total grant date fair value of shares of restricted stock granted under RSAs and RSUs that vested during the nine months ended September 30, 2020 was $10.0 million.

Performance-Based Stock Units

The activity related to the Company's PSUs for the nine months ended September 30, 2020 was as follows:

	Shares	Weighted Average Grant Date Fair Value
Unvested balance at January 1, 2020	1,067,073	$5.94
Granted	5,804,202	$1.44
Vested	(323,752)	$5.52
Forfeited	(377,753)	$5.22
Unvested balance at September 30, 2020	6,169,770	$1.67

The total grant date fair value of shares of restricted stock granted under PSUs that vested during the nine months ended September 30, 2020 was $1.8 million.

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

Stock-Based Compensation

The condensed consolidated statements of operations include stock-based compensation for the three and nine months ended September 30, 2020 and 2019 as follows (in thousands):

	Three months ended		Nine months ended
	September 30, 2020	September 30, 2019	September 30, 2020	September 30, 2019
Product cost of revenue	$57	$26	$123	$62
Service cost of revenue	204	124	493	367
Research and development	868	521	2,164	1,359
Sales and marketing	1,189	721	2,952	2,265
General and administrative	1,651	1,093	4,435	4,101
	$3,969	$2,485	$10,167	$8,154

There was no income tax benefit for employee stock-based compensation expense for the nine months ended September 30, 2020 or 2019 due to the valuation allowance recorded.

At September 30, 2020, there was $23.0 million, net of expected forfeitures, of unrecognized stock-based compensation expense related to unvested stock options, stock awards and stock units. This expense is expected to be recognized over a weighted average period of approximately two years, six months.

(15) MAJOR CUSTOMERS

The following customers contributed 10% or more of the Company's revenue in the three and nine months ended September 30, 2020 and 2019:

	Three months ended		Nine months ended
	September 30, 2020	September 30, 2019	September 30, 2020	September 30, 2019
Verizon Communications Inc.	16%	15%	15%	17%
AT&T Inc.	*	16%	*	12%

* Represents less than 10% of total revenue.

At September 30, 2020, one customer accounted for 10% or more of the Company's accounts receivable balance, representing approximately 15% of total accounts receivable. At December 31, 2019, one customer accounted for 10% or more of the Company's accounts receivable balance, representing approximately 22% of total accounts receivable. The Company performs ongoing credit evaluations of its customers and generally does not require collateral on accounts receivable, although in some instances the Company may require letters of credit to support customer outstanding accounts receivable balances. The Company maintains an allowance for doubtful accounts and such losses have been within management's expectations.

RIBBON COMMUNICATIONS INC.
Notes to Condensed Consolidated Financial Statements (Continued)
(unaudited)

(16) RELATED PARTY TRANSACTIONS

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

(17) INCOME TAXES

The Company's income tax provisions for the nine months ended September 30, 2020 and 2019 reflect the Company's estimates of the effective rates expected to be applicable for the respective full years, adjusted for any discrete events, which are recorded in the period that they occur. The amount recorded for the three months ended September 30, 2020 includes a $4 million benefit from the release of a valuation allowance related to the Company's Ireland operations due to the Company's expectation that it is more likely than not that its Ireland operations will continue to be profitable. These estimates are reevaluated each quarter based on the Company's estimated tax expense for the full year. The estimated effective tax rate includes the impact of valuation allowances in various jurisdictions.

The Company continues to evaluate the impact of various COVID-19 relief packages offered by various countries, including the Coronavirus Aid, Relief, and Economic Security ("CARES") Act, which was enacted into law in the U.S. on March 27, 2020. At this time, the Company does not anticipate any material tax impacts.

(18) LEASES

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

Right-of-use assets and lease liabilities are initially measured based on the present value of the future minimum fixed lease payments (i.e., fixed payments in the lease contract) over the lease term at the commencement date. As the Company's existing leases do not have a readily determinable implicit rate, the Company uses its incremental borrowing rate based on the information available at the commencement date in determining the present value of future minimum fixed lease payments. The Company calculates its incremental borrowing rate to reflect the interest rate that it would have to pay to borrow on a collateralized basis an amount equal to the lease payments in a similar economic environment over a similar term and considers its historical borrowing activities and market data from entities with comparable credit ratings in this determination. The measurement of the right-of-use asset also includes any lease payments made prior to the commencement date (excluding any lease incentives) and initial direct costs incurred. The Company assessed its right-of-use assets for impairment as of September 30, 2020 and December 31, 2019 and determined no impairment has occurred.

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

RIBBON COMMUNICATIONS INC.
Notes to Condensed Consolidated Financial Statements (Continued)
(unaudited)
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

In connection with the 2019 Restructuring Initiative, certain lease assets related to facilities will be partially or fully vacated as the Company consolidates its facilities. The Company has no plans to enter into sublease agreements for certain facilities. The Company ceased use of these facilities in the first quarter of 2020 and the third quarter of 2019. Accordingly, the Company accelerated the amortization of the associated lease assets through the planned cease-use date of each facility, resulting in additional amortization expense of $0.1 million in the nine months ended September 30, 2020. The Company did not record additional amortization expense in the three months ended September 30, 2020. The Company previously recorded $3.7 million of additional amortization expense in the year ended December 31, 2019, including $0.6 million and $3.5 million in the three and nine months ended September 30, 2019, respectively. The Company recorded $1.0 million in the aggregate in the year ended December 31, 2019 for estimated future variable lease costs. All of these amounts were recorded as Restructuring and related expense in the Company's condensed consolidated statements of operations. At September 30, 2020 and December 31, 2019, the Company had accruals of $0.8 million and $0.9 million, respectively, for all future anticipated variable lease costs related to these facilities. The Company may incur additional future expense if it is unable to sublease other locations included in the Facilities Initiative.

The Company leases its corporate offices and other facilities under operating leases, which expire at various times through 2029. The Company's corporate headquarters is located in a leased facility in Westford, Massachusetts under a lease that expires in August 2028. The Company's finance leases primarily consist of equipment.

At September 30, 2020, the Company had 107,800 square feet of building space in North Dallas, Texas under construction as part of the Facilities Initiative. The Company's leased Plano, Texas facility will be vacated upon completion of the construction of the North Dallas, Texas site. At that time, employees will relocate to the new site as part of the Facilities Initiative. The construction of the new North Dallas, Texas site is expected to be completed in 2020.

The Company's right-of-use lease assets and lease liabilities at September 30, 2020 and December 31, 2019 were as follows (in thousands):

	Classification	September 30, 2020	December 31, 2019
Assets
Operating lease assets	Operating lease right-of-use assets	$61,648	$36,654
Finance lease assets*	Property and equipment, net	1,472	2,420
Total leased assets		$63,120	$39,074

Liabilities
Current
Operating	Operating lease liabilities	$17,757	$7,719
Finance	Accrued expenses and other	1,229	1,005
Noncurrent
Operating	Operating lease liabilities, net of current	51,328	37,202
Finance	Other long-term liabilities	868	2,144
Total lease liabilities		$71,182	$48,070

* Finance lease assets were recorded net of accumulated depreciation of $2.2 million and $2.0 million at September 30, 2020 and December 31, 2019, respectively.

The components of lease expense for the three and nine months ended September 30, 2020 and 2019 were as follows (in

RIBBON COMMUNICATIONS INC.
Notes to Condensed Consolidated Financial Statements (Continued)
(unaudited)
thousands):

	Three months ended		Nine months ended
	September 30, 2020	September 30, 2019	September 30, 2020	September 30, 2019

Operating lease cost*	$5,350	$2,988	$13,911	$11,063
Finance lease cost
Amortization of leased assets	291	244	929	732
Interest on lease liabilities	39	90	141	210
Short-term lease cost	4,821	4,777	15,945	14,183
Variable lease costs (costs excluded from minimum fixed lease payments)**	697	1,727	1,969	2,932
Sublease income	(307)	—	(871)	—
Net lease cost	$10,891	$9,826	$32,024	$29,120

* Operating lease cost for the nine months ended September 30, 2020 included $0.1 million of accelerated amortization for certain assets partially or fully vacated in 2020 with no intent or ability to sublease. The Company did not record accelerated amortization in the three months ended September 30, 2020. Operating lease cost for the three and nine months ended September 30, 2019 included $0.6 million and $3.5 million, respectively, of accelerated amortization for certain assets that were partially or fully vacated in 2019 with no possibility of sublease.
** Variable lease costs for the three and nine months ended September 30, 2019 included $0.9 million and $1.0 million, respectively, accrued for all future estimated variable expenses related to certain assets partially or fully vacated in 2019 with no intent or ability to sublease. No such variable lease costs were accrued in the three and nine months ended September 30, 2020.

Cash flow information related to the Company's leases for the nine months ended September 30, 2020 and 2019 was as follows (in thousands):

	Nine months ended
	September 30, 2020	September 30, 2019
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows for operating leases	$13,933	$7,850
Operating cash flows for finance leases	$141	$210
Financing cash flows for finance leases	$971	$698

Other information related to the Company's leases as of September 30, 2020 and December 31, 2019 was as follows:

	September 30, 2020	December 31, 2019
Weighted average remaining lease term (years)
Operating leases	4.98	6.73
Finance leases	1.88	2.35
Weighted average discount rate
Operating leases	5.55%	6.50%
Finance leases	6.65%	7.54%

Future minimum fixed lease payments under noncancelable leases at September 30, 2020 and December 31, 2019 were as follows (in thousands):

RIBBON COMMUNICATIONS INC.
Notes to Condensed Consolidated Financial Statements (Continued)
(unaudited)

	September 30, 2020
	Operating	Finance
	leases	leases
Remainder of 2020	$5,186	$355
2021	20,048	1,189
2022	16,699	593
2023	13,999	73
2024	7,416	—
2025 and beyond	16,796	—
Total lease payments	80,144	2,210
Less: interest	(11,059)	(113)
Present value of lease liabilities	$69,085	$2,097

	December 31, 2019
	Operating	Finance
	leases	leases
2020	$10,290	$1,644
2021	9,468	1,159
2022	7,665	581
2023	7,067	—
2024	5,303	—
2025 and beyond	15,738	—
Total lease payments	55,531	3,384
Less: interest	(10,610)	(235)
Present value of lease liabilities	$44,921	$3,149

(19) COMMITMENTS AND CONTINGENCIES

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

On July 6, 2020, the Company and Metaswitch signed a First Supplemental Agreement to the Settlement and Cross-License Agreement (the "Supplemental Agreement") under which Metaswitch could elect to repay the outstanding amounts under the Royalty Agreement early in exchange for a reduction of $0.25 million to the outstanding principal, from $17.0 million to $16.75 million, and the payment of no further interest by Metaswitch effective June 26, 2020. The Company recorded the reduction to the outstanding principal as a reduction to interest income. On July 14, 2020, Metaswitch paid the Company the

RIBBON COMMUNICATIONS INC.
Notes to Condensed Consolidated Financial Statements (Continued)
(unaudited)
remaining outstanding balance of $16.75 million. At December 31, 2019, the Company had notes receivable for future payments of $25.5 million, comprised of $8.5 million in Other current assets and $17.0 million in Other assets in the condensed consolidated balance sheet.

Contingencies

Liabilities for Royalty Payments to the IIA. Prior to the ECI Merger, ECI had received research and development grants from the IIA. The Company assumed ECI's contract with the IIA, which requires the Company to pay royalties to the IIA on proceeds from the sale of products which the Israeli government has supported by way of research and development grants. The royalties for grants prior to 2017 were calculated at the rates of 1.3% to 5.0% of the aggregated proceeds from the sale of such products developed at certain of the Company's R&D centers, up to an amount not exceeding 100% of such grants plus interest at LIBOR. Effective for grants approved in 2017 and subsequently, interest was calculated at the higher of LIBOR plus 1.5% to 2.75%. At September 30, 2020, the Company's maximum possible future royalties commitment, including $7.6 million of unpaid royalties accrued at September 30, 2020, was $54.6 million, including interest of $2.5 million, based on estimates of future product sales, grants received from the IIA and not yet repaid, and management's estimation of products still to be sold.

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

Overview

We are a leading provider of next generation software solutions to telecommunications, wireless and cable service providers and enterprises of all sizes across industry verticals. With the March 3, 2020 completion of the merger with ECI Telecom Group Ltd ("ECI"), we now also provide optical and packet networking products and software-defined solutions to service providers and critical infrastructure sectors like utilities, government and defense. With over 1,000 customers around the globe, including some of the largest telecommunications service providers, enterprises and utilities in the world, we enable our customers to evolve and modernize their communications networks and packet optical networking infrastructures through software and hardware. By securing and enabling reliable and scalable Internet Protocol ("IP") and packet optical networks, we help our customers adopt the next generation of software-, cloud- and edge-based technologies to drive new, incremental revenue, while protecting their existing revenue streams. Our software solutions provide a secure way for our customers to connect and leverage multivendor, multiprotocol communications systems and applications across their networks and the cloud, in a rapidly changing ecosystem of IP-enabled devices, such as smartphones and tablets. In addition, our software solutions secure cloud-based delivery of unified communications ("UC") solutions - both for service providers transforming to a cloud-based network and for enterprises using cloud-based UC - and support the increasing demand on network infrastructure created by ongoing IP traffic growth and the projected demand related to increased traffic from 5G applications and devices. We sell our products and solutions through both direct sales and indirect channels, leveraging the reach and local presence of resellers, and provide ongoing support to our customers through a global services team with experience in design, deployment and maintenance of some of the world's largest software IP networks.

Impact of COVID-19 on Our Business

In 2020, a novel strain of the coronavirus (COVID-19) was declared by the World Health Organization to be a global pandemic. The COVID-19 pandemic has had a negative effect on the global economy, disrupting the various manufacturing, commodity and financial markets and increasing volatility, and has impeded global supply chains, including that of our recently acquired subsidiary, ECI. Continued dampened global economic conditions as a result of the COVID-19 pandemic may cause our customers to restrict spending or delay purchases for an indeterminate period of time and consequently cause our revenues to decline. In addition, our ability to deliver our solutions as agreed upon with our customers depends on the ability of our global contract manufacturers, vendors, licensors and other business partners to deliver products or perform services we have procured from them. While, to date, we have not experienced material issues, if the continuing COVID-19 pandemic impairs the ability of our business partners to support us on a timely basis, or negatively impacts the demand for our customers' other products and services, our ability to perform our customer contracts as well as the demand for our solutions may suffer. In addition, disruptions from the COVID-19 pandemic could include, and with respect to ECI have included, disruption of logistics necessary to import, export and deliver our solutions. The COVID-19 pandemic has also limited the ability of our associates to perform their work due to illness caused by the pandemic or local, state or federal orders requiring associates to remain at home. Concerns over the economic impact of the COVID-19 pandemic have also caused extreme volatility in financial and other capital markets which has and may continue to adversely impact our stock price. Such volatility may also adversely impact our ability to access capital markets if and when we would be required to do so. The degree to which the COVID-19 pandemic ultimately impacts our business, financial position and results of operations will depend on future developments beyond our control, including the severity of the pandemic, the frequency and duration of future waves of infection, the effectiveness and timing of any vaccines, the extent of actions to contain or treat the virus, how quickly and to what extent normal economic and operating conditions can resume, and the severity and duration of the global economic downturn that results from the pandemic.

As a response to the ongoing COVID-19 pandemic, we have implemented plans to manage our costs. As part of that plan, we implemented a temporary wage reduction of 10% to 50% applicable to the base salary of most of our employees, which salary reduction has now ended. We have significantly limited the addition of new employees and third-party contracted services, eliminated all travel except where necessary to meet customer or regulatory needs, and acted to limit discretionary spending. To the extent the business disruption continues for an extended period, additional cost management actions will be considered. Any future asset impairment charges, increases in the allowance for doubtful accounts or restructuring charges could be more likely and will be dependent on the severity and duration of this crisis.

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

Business Acquisitions

ECI Telecom Group Ltd

On March 3, 2020 ("ECI Merger Date"), we completed the merger transaction with ECI in accordance with the terms of the Agreement and Plan of Merger, dated as of November 14, 2019, by and among Ribbon, an indirect wholly-owned subsidiary of Ribbon ("Merger Sub"), Ribbon Communications Israel Ltd., ECI, and ECI Holding (Hungary) kft, pursuant to which Merger Sub merged with and into ECI, with ECI surviving such merger as a wholly-owned subsidiary of Ribbon (the "ECI Merger"). Prior to the ECI Merger Date, a privately-held global provider of end-to-end packet-optical transport and software-defined networking ("SDN") and network function virtualization ("NFV") solutions for service providers, enterprises and data center operators. Ribbon believes the ECI Merger positions the Company for growth and enhances its competitive strengths by expanding its product portfolio beyond solutions primarily supporting voice applications to include data applications and optical networking.

As consideration for the ECI Merger, we issued the ECI shareholders and certain others 32.5 million shares of Ribbon common stock with a fair value of $108.6 million (the "Stock Consideration") and paid $322.5 million of cash, comprised of $183.3 million to repay ECI's outstanding debt, including both principal and interest, and $139.2 million paid to ECI's selling shareholders (the "Cash Consideration"). In addition, ECI shareholders received $33.4 million from the sale of certain of ECI's real estate assets. Cash Consideration was financed through cash on hand and committed debt financing consisting of a new $400 million term loan facility and new $100 million revolving credit facility, which was undrawn at the ECI Merger Date. The ECI Merger has been accounted for as a business combination and the financial results of ECI have been included in our condensed consolidated financial statements for the periods subsequent to the ECI Merger Date.

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

Proposed Sale of Kandy Communications Business

On August 5, 2020, we announced our entry into a definitive agreement (the "Kandy Agreement") with American Virtual Cloud Technologies, Inc. ("AVCTechnologies") to sell our cloud-based enterprise services business (the "Kandy Communications Business"). Under the Kandy Agreement, AVCTechnologies will purchase the assets and assume certain liabilities associated with the Kandy Communications Business, as well as all of the outstanding interests in Kandy Communications LLC, one of our subsidiaries. AVCTechnologies has agreed to pay us 13 million shares of AVCTechnologies common stock, subject to certain adjustments, as consideration for the transaction. The transaction is subject to receipt of the approval of AVCTechnologies' shareholders for the issuance of the shares to us, AVCTechnologies' completion of necessary financing, approval of the lenders under the our 2020 Credit Agreement and other customary closing conditions.

Financial Overview

Financial Results

We reported income from operations of $12 million and $3 million for the three months ended September 30, 2020 and 2019, respectively. We reported losses from operations of $15 million and $41 million for the nine months ended September 30, 2020 and 2019, respectively.

Our revenue was $231 million and $138 million in the three months ended September 30, 2020 and 2019, respectively, and $600 million and $402 million in the nine months ended September 30, 2020 and 2019, respectively.

Our gross profit was $123 million and $79 million in the three months ended September 30, 2020 and 2019, respectively. Our gross profit as a percentage of revenue ("total gross margin") was 53% and 57% in the three months ended September 30, 2020 and 2019, respectively. Our gross profit was $317 million and $216 million in the nine months ended September 30, 2020 and 2019, respectively. Our total gross margin was 53% and 54% in the nine months ended September 30, 2020 and 2019, respectively.

Our operating expenses were $111 million and $76 million in the three months ended September 30, 2020 and 2019, respectively. Operating expenses for the three months ended September 30, 2020 included $1 million of acquisition- and integration-related expense and $3 million of restructuring and related expense. Operating expenses for the three months ended September 30, 2019 included $2 million of acquisition- and integration-related expense and $2 million of restructuring and related expense.

Our operating expenses were $332 million and $257 million in the nine months ended September 30, 2020 and 2019, respectively. Operating expenses for the nine months ended September 30, 2020 included $15 million of acquisition- and integration-related expense and $11 million of restructuring and related expense. Operating expenses for the nine months ended September 30, 2019 included $7 million of acquisition- and integration-related expense and $16 million of restructuring and related expense.

We recorded stock-based compensation expense of $4 million and $2 million in the three months ended September 30, 2020 and 2019, respectively, and $10 million and $8 million in the nine months ended September 30, 2020 and 2019, respectively. These amounts are included as components of both Cost of revenue and Operating expenses in our condensed consolidated statements of operations.

See "Results of Operations" in this MD&A for a discussion of the changes in our revenue and expenses for the three and nine months ended September 30, 2020 compared to the three and nine months ended September 30, 2019.

Restructuring and Cost Reduction Initiatives

In 2020, we implemented a restructuring plan to eliminate certain positions and redundant facilities, primarily in connection with the ECI Merger, to further streamline our global footprint and improve our operations (the "2020 Restructuring Initiative"). The 2020 Restructuring Initiative includes facility consolidations and a reduction in workforce, including three former executives of ECI for whom severance aggregating $1 million was recorded in the three months ended March 31, 2020. In connection with this initiative, we expect to eliminate duplicate functions arising from the ECI Merger and support our efforts to integrate the two companies. In connection with the 2020 Restructuring Initiative, we recorded restructuring and related expense of $3 million and $9 million in the three and nine months ended September 30, 2020, respectively. The amount recorded in the three months ended September 30, 2020 was comprised of $2 million for severance and related costs and $1 million for facilities, primarily in the United Kingdom. The amount recorded in the nine months ended September 30, 2020 was comprised of $8 million for severance and related costs for approximately 125 employees and the aforementioned $1 million for facilities. We expect these amounts will be paid by the end of 2021. We expect to record additional restructuring and related expense approximating $6 million in the aggregate for severance and planned facility consolidations.

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

In connection with the 2019 Restructuring Initiative, we recorded restructuring and related expense of $0.4 million and $2 million in the three and nine months ended September 30, 2020, respectively. The amount recorded in the three-month period was primarily related to restructured facilities. The amount recorded in the nine-month period was comprised of $1 million for severance and related costs for five employees and $1 million related to facilities. These amounts include nominal credits to restructuring and related expense in the three and nine months ended September 30, 2020, representing changes in estimate for both severance and related expenses and variable facilities-related expenses. We expect to record nominal additional restructuring and related expense, if any, related to severance and related costs under the 2019 Restructuring Initiative. We recorded restructuring and related expense of $2 million and $8 million in the three and nine months ended September 30, 2019, respectively. The amount recorded in the three months ended September 30, 2019 was comprised of $1 million for severance and related costs for approximately 20 employees and $1 million for variable and other facilities-related costs. The amount recorded in the nine months ended September 30, 2019 was comprised of $7 million for severance and related costs for approximately 130 employees and $1 million for variable and other facilities-related costs. We expect to record nominal additional restructuring and related expense, if any, related to severance and related costs under the 2019 Restructuring Initiative.

Accelerated rent amortization is recognized from the date that we commence the plan to fully or partially vacate a facility, for which there is no intent or ability to enter into a sublease, through the final vacate date. We recorded nominal expense for accelerated rent amortization in the nine months ended September 30, 2020. We recorded $1 million and $4 million of accelerated rent amortization in the three and nine months ended September 30, 2019, respectively. These amounts are included as components of Restructuring and related expense. The accelerated rent amortization recorded in connection with the 2019 Restructuring Initiative reduced our Operating lease right-of-use assets in our condensed consolidated balance sheets at September 30, 2020 and December 31, 2019. We continue to evaluate our properties included in the Facilities Initiative for accelerated amortization and/or right-of-use asset impairment. We may incur additional future expense if we are unable to sublease other locations included in the Facilities Initiative.

In connection with the Sonus-GENBAND merger (the "GENBAND Merger") in 2017, we implemented a restructuring plan in the fourth quarter of 2017 to eliminate certain redundant positions and facilities within the combined companies (the "GENBAND Merger Restructuring Initiative"). In connection with the Merger Restructuring Initiative, we recorded restructuring and related expense of $5 million in the nine months ended September 30, 2019, the majority of which was recorded in the first quarter of 2019. Virtually all of this expense was for severance and related costs for approximately 40 employees. The GENBAND Merger Restructuring Initiative was completed in the second quarter of 2019.

Critical Accounting Policies and Estimates

Management's discussion and analysis of financial condition and results of operations is based upon our condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP"). The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. We base our estimates and judgments on historical experience, knowledge of current conditions and beliefs of what could occur in the future given available information. We consider the following accounting policies to be both those most important to the portrayal of our financial condition and those that require the most subjective judgment: revenue recognition, valuation of inventory, warranty accruals, loss contingencies and reserves, stock-based compensation, business combinations, goodwill and intangible assets, accounting for leases and accounting for income taxes. If actual results differ significantly from management's estimates and projections, there could be a material effect on our condensed consolidated financial statements. There were no significant changes to our critical accounting policies from December 31, 2019 through September 30, 2020 with the exception of warranty accruals. For a further discussion of our other critical accounting policies and estimates, please refer to our Annual Report on Form 10-K for the year ended December 31, 2019.

Warranty Accruals. We record warranty liabilities for estimated costs of fulfilling our obligations under standard limited hardware and software warranties at the time of sale. The liability for standard warranties is included in Accrued expenses and other and Other non-current liabilities in our condensed consolidated balance sheet at September 30, 2020. The specific warranty terms and conditions vary depending upon the country in which the Company does business, but generally includes material costs, technical support, labor and associated overhead over a period ranging from one to three years. We provide for the estimated costs to fulfill customer warranty obligations for certain of our products upon recognition of the related revenue. Estimated warranty costs include estimates for material costs, technical support, labor and associated overhead. Warranty is included as a component of Cost of revenue in our condensed consolidated statements of operations, and is determined based on actual warranty cost experience, estimates of component failure rates and our management's industry experience. Our sales contracts do not permit the right of return of the product by the customer after the product has been accepted.

Results of Operations

Three and nine months ended September 30, 2020 and 2019

Revenue. Revenue for the three and nine months ended September 30, 2020 and 2019 was as follows (in thousands, except percentages):

	Three months ended		Increase from prior year
	September 30, 2020	September 30, 2019	$	%
Product	$128,926	$61,152	$67,774	110.8%
Service	102,192	76,501	25,691	33.6%
Total revenue	$231,118	$137,653	$93,465	67.9%

	Nine months ended		Increase from prior year
	September 30, 2020	September 30, 2019	$	%
Product	$325,687	$180,691	$144,996	80.2%
Service	273,906	221,311	52,595	23.8%
Total revenue	$599,593	$402,002	$197,591	49.2%

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

The increase in product revenue in the three months ended September 30, 2020 compared to the three months ended September 30, 2019 was primarily due to the inclusion of $54 million of product revenue from ECI in the current year quarter, coupled with $14 million of higher revenue from sales of organic Ribbon products, comprised of $21 million of higher revenue from software licenses and subscriptions, partially offset by $7 million of lower revenue from software with attached appliances. The increase in product revenue in the nine months ended September 30, 2020 compared to the nine months ended September 30, 2019 was primarily due to the inclusion of $124 million of product revenue from ECI in the current year-to-date period from the ECI Merger Date, coupled with $20 million of higher sales of organic Ribbon products, comprised of $42 million of higher revenue from sales of software licenses and subscriptions, partially offset by $22 million of lower revenue from software with attached appliances.

Revenue from indirect sales through our channel partner program was 28% and 35% of our product revenue in the three months ended September 30, 2020 and 2019, respectively, and 30% and 38% of our product revenue in the nine months ended September 30, 2020 and 2019, respectively.

Our product revenue from sales to enterprise customers was 29% of our product revenue in each of the three months ended September 30, 2020 and 2019, and 31% and 26% of our product revenue in the nine months ended September 30, 2020 and 2019, respectively. These sales were made both through our direct sales team and indirect sales channel partners.

The timing of the completion of customer projects and revenue recognition criteria satisfaction may cause our product revenue to fluctuate from one period to the next.

Service revenue is primarily comprised of appliance and software maintenance and support (“maintenance revenue”) and network design, installation and other professional services (“professional services revenue”).

Service revenue for the three and nine months ended September 30, 2020 and 2019 was comprised of the following (in thousands, except percentages):

	Three months ended		Increase from prior year
	September 30, 2020	September 30, 2019	$	%
Maintenance	$73,642	$58,901	$14,741	25.0%
Professional services	28,550	17,600	10,950	62.2%
	$102,192	$76,501	$25,691	33.6%

	Nine months ended		Increase from prior year
	September 30, 2020	September 30, 2019	$	%
Maintenance	$203,333	$173,031	$30,302	17.5%
Professional services	70,573	48,280	22,293	46.2%
	$273,906	$221,311	$52,595	23.8%

The increase in both maintenance revenue and professional services revenue in the three and nine months ended September 30, 2020 compared to the three and nine months ended September 30, 2019 was primarily due to the inclusion of revenue from ECI in the current year periods. Maintenance revenue attributable to ECI was $16 million in the three months ended September 30, 2020 and $32 million in the nine months ended September 30, 2020. Professional services revenue attributable to ECI was $8 million in the three months ended September 30, 2020 and $15 million in the nine months ended September 30, 2020.

The following customers contributed 10% or more of our revenue in the three and nine months ended September 30, 2020 and 2019:

	Three months ended		Nine months ended
Customer	September 30, 2020	September 30, 2019	September 30, 2020	September 30, 2019
Verizon Communications Inc.	16%	15%	15%	17%
AT&T Inc.	*	16%	*	12%

* Represents less than 10% of total revenue.

Revenue from customers domiciled outside the United States was 55% and 36% of revenue in the three months ended September 30, 2020 and 2019, respectively, and 52% and 40% of revenue in the nine months ended September 30, 2020 and 2019, respectively. Due to the timing of project completions, we expect that the domestic and international components as a percentage of revenue may fluctuate from quarter to quarter and year to year. In addition, as a result of the ECI Merger, we expect that the domestic and international revenue as a percentage of revenue in future periods will change, as virtually all of ECI's revenue has historically been recognized from customers outside the United States.

Our deferred product revenue was $14 million and $5 million at September 30, 2020 and December 31, 2019, respectively. Our deferred service revenue was $101 million and $116 million at September 30, 2020 and December 31, 2019, respectively. Our deferred revenue balance may fluctuate because of the timing of revenue recognition, customer payments, maintenance contract renewals, contractual billing rights and maintenance revenue deferrals included in multiple element arrangements.

We expect that our total revenue in 2020 will increase compared to 2019, primarily due to the ECI Merger. At this time, we are unable to determine the full impact the COVID-19 pandemic may have on our total revenue; however, we expect that our total revenue will be lower in 2020 compared to the sum of the respective Ribbon and ECI revenues for the 2019 fiscal year.

Cost of Revenue/Gross Margin. Our cost of revenue consists primarily of amounts paid to third-party manufacturers for purchased materials and services, royalties, inventory valuation adjustments, warranty costs, and manufacturing and services personnel and related costs. Our cost of revenue and gross margins for the three and nine months ended September 30, 2020 and 2019 were as follows (in thousands, except percentages):

	Three months ended		Increase from prior year
	September 30, 2020	September 30, 2019	$	%
Cost of revenue
Product	$70,188	$31,476	$38,712	123.0%
Service	37,619	27,300	10,319	37.8%
Total cost of revenue	$107,807	$58,776	$49,031	83.4%
Gross margin
Product	45.6%	48.5%
Service	63.2%	64.3%
Total gross margin	53.4%	57.3%

	Nine months ended		Increase from prior year
	September 30, 2020	September 30, 2019	$	%
Cost of revenue
Product	$176,650	$101,056	$75,594	74.8%
Service	105,745	84,807	20,938	24.7%
Total cost of revenue	$282,395	$185,863	$96,532	51.9%
Gross margin
Product	45.8%	44.1%
Service	61.4%	61.7%
Total gross margin	52.9%	53.8%

Our product gross margins on sales of our organic Ribbon products were 56% in the three months ended September 30, 2020, compared to 49% in the three months ended September 30, 2019, and 54% in the nine months ended September 30, 2020, compared to 44% in the nine months ended September 30, 2019. These increases were primarily attributable to higher software sales, coupled with lower fixed costs, compared to the same prior year periods. Our lower fixed costs reflect our recent cost reduction and restructuring initiatives, including the temporary wage reduction, and lower amortization of intangible assets from acquisitions completed in prior years. These increases were offset by the inclusion of sales of ECI's product revenue in the current year periods, coupled with amortization of intangible assets arising from the ECI Merger.

Our purchases of materials and components were $42 million and $15 million in the three months ended September 30, 2020 and 2019, respectively, and $103 million and $52 million in the nine months ended September 30, 2020 and 2019, respectively. These increases were primarily due to the inclusion of ECI's products. Our material purchases may vary in the future, dependent upon the volume and mix of hardware and software sales, both in absolute terms and as a percentage of revenue.

Our organic Ribbon service gross margins increased in both the three and nine months ended September 30, 2020 compared to the same prior year periods, primarily due to our recent cost reduction and restructuring initiatives. These increases were offset by the inclusion of ECI's service revenue in the current year periods.

Overall, we believe that our total gross margin will decrease in 2020 compared to 2019, primarily due to the addition of

ECI's product sales that include higher hardware content, offsetting gross margin improvements in other product lines.

Research and Development Expenses. Research and development expenses consist primarily of salaries and related personnel expenses and prototype costs for the design, development, testing and enhancement of our products. Research and development expenses for the three and nine months ended September 30, 2020 and 2019 were as follows (in thousands, except percentages):

			Increase from prior year
	September 30, 2020	September 30, 2019	$	%
Three months ended	$49,113	$34,222	$14,891	43.5%
Nine months ended	$143,204	$105,456	$37,748	35.8%

The increase in research and development expenses in the three months ended September 30, 2020 compared to the three months ended September 30, 2019 was primarily attributable to $18 million of ECI's research and development expenses included in the current year quarter, principally employee- and infrastructure-related costs. The increase in research and development expenses in the nine months ended September 30, 2020 compared to the nine months ended September 30, 2019 was primarily attributable to $42 million of ECI's research and development expenses included in the current year-to-date period for the period since the ECI Merger Date, principally employee- and infrastructure-related costs. These increases were partially offset by lower costs related to organic Ribbon's historical cost reduction and restructuring initiatives, including the temporary wage reduction, coupled with lower travel and related costs in connection with the ongoing pandemic.

Some aspects of our research and development efforts require significant short-term expenditures, the timing of which may cause significant variability in our expenses. We believe that rapid technological innovation is critical to our long-term success, and we are tailoring our investments to meet the requirements of our customers and market. We believe that our research and development expenses for 2020 will increase, primarily due to the inclusion of expenses related to Packet Optical Networks.

Sales and Marketing Expenses. Sales and marketing expenses primarily consist of salaries and related personnel costs, commissions, travel and entertainment expenses, promotions, customer trial and evaluations inventory and other marketing and sales support expenses. Sales and marketing expenses for the three and nine months ended September 30, 2020 and 2019 were as follows (in thousands, except percentages):

			Increase from prior year
	September 30, 2020	September 30, 2019	$	%
Three months ended	$41,604	$28,227	$13,377	47.4%
Nine months ended	$115,572	$87,179	$28,393	32.6%

The increase in sales and marketing expenses in the three months ended September 30, 2020 compared to the three months ended September 30, 2019 was primarily attributable to $12 million of ECI's sales and marketing expenses included in the current year period, which primarily consisted of employee- and infrastructure-related costs. The increase in sales and marketing expenses in the nine months ended September 30, 2020 compared to the nine months ended September 30, 2019 was primarily attributable to $29 million of ECI sales and marketing expenses included in the year-to-date period since the ECI's Merger Date, which principally consisted of employee- and infrastructure-related expenses, partially offset by lower costs related to organic Ribbon's historical cost reduction and restructuring initiatives, including the temporary wage reduction, coupled with lower travel and related costs in connection with the ongoing pandemic.

We believe that our sales and marketing expenses will increase in 2020 compared to 2019, primarily due to the inclusion of expenses related to ECI.

General and Administrative Expenses. General and administrative expenses consist primarily of salaries and related personnel costs for executive and administrative personnel, and audit, legal and other professional fees. General and administrative expenses for the three and nine months ended September 30, 2020 and 2019 were as follows (in thousands, except percentages):

			Increase from prior year
	September 30, 2020	September 30, 2019	$	%
Three months ended	$16,021	$9,673	$6,348	65.6%
Nine months ended	$48,320	$40,833	$7,487	18.3%

The increase in general and administrative expenses in the three months ended September 30, 2020 compared to the three months ended September 30, 2019 was primarily attributable to $5 million of ECI general and administrative expenses included in the current year quarter, coupled with $1 million of higher organic Ribbon expenses, which amounts were principally employee-related costs. The increase in the nine months ended September 30, 2020 compared to the nine months ended September 30, 2019 was primarily attributable to $12 million of ECI general and administrative expenses included in the current year-to-date period since the ECI Merger Date that were principally employee-related expenses. These expenses were partially offset by $4 million of lower litigation and settlement expenses in the current year-to-date period compared to the nine months ended September 30, 2019 as well as the temporary wage reduction and lower travel and related costs in connection with the ongoing pandemic.

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

We recorded acquisition- and integration-related expenses of $1 million and $15 million in the three and nine months ended September 30, 2020, respectively, primarily in connection with the ECI Merger. We recorded acquisition- and integration-related expense of $2 million and $7 million in the three and nine months ended September 30, 2019, respectively.

The amount recorded in the three months ended September 30, 2020 primarily related to professional and services fees in connection with the proposed sale of our Kandy Communications Business. The amount recorded in the nine months ended September 30, 2020 was comprised of $14 million of acquisition-related expense, and $1 million of integration-related expense principally related to the ECI Merger.

The amount recorded in the three months ended September 30, 2019 was comprised of $1 million of integration-related expense and $1 million of acquisition-related expense for professional and services fees. The amount recorded in the nine months ended September 30, 2019 was comprised of $4 million of integration-related expense and $3 million of acquisition-related expense for professional and services fees. The acquisition-related expense in both the three and nine month periods ended September 30, 2019 was primarily related to the Anova Acquisition.

Restructuring and Related Expense. We have been committed to streamlining operations and reducing operating costs by closing and consolidating certain facilities and reducing our worldwide workforce. Please see the additional discussion of our restructuring initiatives in the "Restructuring and Cost Reduction Initiatives" section of the Overview of this MD&A.

We recorded restructuring and related expense of $3 million and $11 million in the three and nine months ended September 30, 2020, respectively. We recorded restructuring and related expense of $2 million and $16 million in the three and nine months ended September 30, 2019, respectively.

Although we have eliminated positions as part of our restructuring initiatives, we continue to hire in certain areas that we believe are important to our future growth. Restructuring and related expense is reported separately in the condensed consolidated statements of operations.

Interest Expense, Net. Interest income and interest expense for the three and nine months ended September 30, 2020 and 2019 were as follows (in thousands, except percentages):

	Three months ended		Increase (decrease) from prior year
	September 30, 2020	September 30, 2019	$	%
Interest income	$35	$271	$(236)	(87.1)%
Interest expense	(6,889)	(997)	5,892	591.0%
	$(6,854)	$(726)	$6,128	844.1%

	Nine months ended		Increase from prior year
	September 30, 2020	September 30, 2019	$	%
Interest income	$451	$313	$138	44.1%
Interest expense	(16,100)	(3,665)	12,435	339.3%
	$(15,649)	$(3,352)	$12,297	366.9%

Interest income in the three and nine months ended September 30, 2020 primarily represents interest earned on the outstanding note receivable from Metaswitch. Interest expense in the three and nine months ended September 30, 2020 was comprised of interest and debt issuance costs in connection with the 2020 Credit Agreement, interest on other borrowings and finance leases, and interest expense recorded in connection with the factoring of certain accounts receivable. Interest expense in the three months ended September 30, 2020 also included the write-off of debt issuance costs arising from the amendment of the 2020 Credit Agreement. Interest expense in the nine months ended September 30, 2020 included the write-off of debt issuance costs in connection with the retirement of the 2019 Credit Facility as well as the aforementioned write-off of debt issuance costs related to the amendment of the 2020 Credit Agreement.

Interest income in the three and nine months ended September 30, 2019 primarily represented interest earned on the outstanding note receivable from Metaswitch. Interest expense in the three months ended September 30, 2019 primarily related to revolver and term borrowings under the 2019 Credit Facility (as defined below). Interest expense in the nine months ended September 30, 2019 primarily related to outstanding borrowings under the 2019 Credit Facility and the promissory note issued to certain of GENBAND's equity holders in connection with the GENBAND Merger.

The higher interest expense in both the three and nine months ended September 30, 2020 compared to the same prior year periods was primarily due to higher outstanding borrowings. The increase in interest income in the nine months ended September 30, 2020 compared to the same prior year period was due to the interest earned on the note receivable from Metaswitch.

Income Taxes. We recorded provisions for income taxes of $1 million and $6 million in the nine months ended September 30, 2020 and 2019, respectively. These amounts reflect our estimates of the effective rates expected to be applicable for the respective full fiscal years, adjusted for any discrete events, which are recorded in the period that they occur. The amount recorded for the three months ended September 30, 2020 includes a $4 million benefit from the release of a valuation allowance related to our Ireland operations due to our expectation that it is more likely than not that our Ireland operations will continue to be profitable. These estimates are reevaluated each quarter based on our estimated tax rate for the full fiscal year. The estimated effective tax rate includes the impact of valuation allowances in various jurisdictions.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements that have or are reasonably likely to have a current or future material effect on our financial position, changes in financial position, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Contractual Obligations

On March 3, 2020, we entered into a Senior Secured Credit Facilities Credit Agreement (as amended, the "2020 Credit Agreement"). The proceeds of the 2020 Credit Agreement were used, in part, to pay off in full all obligations of the Company under the 2019 Credit Facility. On August 18, 2020, we entered into a First Amendment to the 2020 Credit Agreement. The principal and interest payments for the 2020 Credit Agreement long-term debt are included in the table below.

In connection with the ECI Merger, we assumed certain contractual obligations related to operating leases, future purchases, employee postretirement defined benefit plans and uncertain tax positions, which are included in the table below.

Our related and assumed contractual obligations at September 30, 2020 consisted of the following (in millions):

	Payments due by period
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Operating lease obligations	$25.6	$9.8	$13.0	$2.4	$0.4
Purchase obligations	44.9	43.7	1.0	0.2	—
Debt obligations - principal *	396.0	13.9	36.3	345.8	—
Debt obligations - interest	65.8	15.5	29.0	20.2	1.1
Employee postretirement defined benefit plans	9.5	—	—	—	9.5
Uncertain tax positions **	13.3	13.3	—	—	—
	$555.1	$96.2	$79.3	$368.6	$11.0

*    Debt obligations - principal represents the outstanding balances on our credit facilities under the 2020 Credit Agreement of $395.3 million, representing the outstanding principal under the term loans, and short-term uncommitted loan of $0.7 million at September 30, 2020.
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

Liquidity and Capital Resources

Our condensed consolidated statements of cash flows are summarized as follows (in millions):

	Nine months ended
	September 30, 2020	September 30, 2019	Change
Net (loss) income	$(35.2)	$20.3	$(55.5)
Adjustments to reconcile net (loss) income to cash flows provided by operating activities	73.8	51.5	22.3
Changes in operating assets and liabilities	26.6	(49.2)	75.8
Net cash provided by operating activities	$65.2	$22.6	$42.6
Net cash used in investing activities	$(322.0)	$(1.3)	$(320.7)
Net cash provided by (used in) financing activities	$323.0	$(24.7)	$347.7

Our cash, cash equivalents and restricted cash aggregated $111 million at September 30, 2020. We had cash of $45 million at December 31, 2019. These amounts included cash and restricted cash aggregating $47 million at September 30, 2020 and cash aggregating $12 million at December 31, 2019 held by our non-U.S. subsidiaries. If we elected to repatriate all excess funds held by our non-U.S. subsidiaries as of September 30, 2020, we do not believe that the amounts of potential withholding taxes that would arise from the repatriation would have a material effect on our liquidity.

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

On March 3, 2020, we entered into the 2020 Credit Agreement, by and among us, as a guarantor, Ribbon Communications Operating Company, Inc., as the borrower ("Borrower"), Citizens Bank, N.A. ("Citizens"), as administrative agent, a lender, issuing lender, swingline lender, joint lead arranger and bookrunner, Santander Bank, N.A., as a lender, joint lead arranger and bookrunner, and the other lenders party thereto (each, together with Citizens Bank, N.A. and Santander Bank, N.A., referred to individually as a "Lender", and collectively, the "Lenders"). The proceeds of the Credit Agreement were used, in part, to pay off in full all obligations of the Company under the 2019 Credit Facility.

The 2020 Credit Agreement provides for $500 million of commitments from the lenders to the Borrower, comprised of $400 million in term loans (the "2020 Term Loan Facility") and a $100 million facility available for revolving loans (the "2020 Revolving Credit Facility"). Under the 2020 Revolving Credit Facility, a $30 million sublimit is available for letters of credit and a $20 million sublimit is available for swingline loans. Under the 2020 Credit Agreement, we were originally required to make quarterly principal payments aggregating approximately $10 million in the first year, $20 million per year for the following three years and $30 million in the last year, with the remaining balance due on the maturity date.

The indebtedness and other obligations under the 2020 Credit Agreement are unconditionally guaranteed on a senior secured basis by the Company, Edgewater Networks, Inc., a wholly-owned subsidiary of the Company, and Genband Inc., a wholly-owned subsidiary of the Company (together, the "Guarantors"). The 2020 Credit Agreement is secured by first-priority liens on substantially all of the assets of the Borrower and the Guarantors, including substantially all of the assets of the Company.

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

The 2020 Credit Agreement contains events of default that are customary for a secured credit facility. If an event of default relating to bankruptcy or other insolvency events with respect to the Company or any of its subsidiaries occurs, all obligations under the 2020 Credit Agreement will immediately become due and payable. If any other event of default exists under the 2020 Credit Agreement, the lenders can accelerate the maturity of the obligations outstanding under the Credit Agreement and exercise other rights and remedies, including charging a default rate of interest equal to 2.00% per year above the rate that would otherwise be applicable. In addition, if any event of default exists under the 2020 Credit Agreement, the lenders can commence foreclosure or other actions against the collateral.

On August 18, 2020 (the "First Amendment Effective Date"), we entered into the First Amendment to the 2020 Credit Agreement. Pursuant to an assignment and assumption agreement entered into by Citizens and certain affiliates of Whitehorse Capital on the First Amendment Effective Date (collectively, "HIG Whitehorse"), and consented to by Citizens and the Borrower, $75 million of the 2020 Term Loan Facility, designated as the Term B Loan (the "Term B Loan") was assigned from Citizens to HIG Whitehorse. The remaining $325 million of the 2020 Term Loan Facility that was not assigned to HIG Whitehorse was deemed the Term A Loan (the "Term A Loan" and, together with the Term B Loan, the "Amended 2020 Term Loan Facility").

The Term A Loan and amounts under the 2020 Revolving Credit Facility mature in March 2025. The Term A Loan and 2020 Revolving Credit Facility bear interest at the Borrower's option at either the LIBOR rate plus a margin ranging from 1.50% to 3.50% per year, or the base rate (the highest of the Federal Funds Effective Rate (as defined in the 2020 Credit Agreement) plus 0.50%, or the prime rate announced from time to time in The Wall Street Journal) plus a margin ranging from 0.50% to 2.50% per year (the "Applicable Margin"). The Applicable Margin varies depending on our Consolidated Net

Leverage Ratio (as defined in the 2020 Credit Agreement). The base rate and the LIBOR rate are each subject to a zero percent floor. We are required to make quarterly principal payments on the Term A Loan aggregating approximately $10 million in the first year, $16 million in each of the next two years, $20 million in the fourth year and $16 million in the last year, with the final payment approximating $244 million due on the maturity date. The Borrower can prepay all amounts under the Term A Loan and the 2020 Revolving Credit Facility at any time without premium or penalty (other than customary LIBOR breakage costs), subject to certain notice requirements. The First Amendment did not change the terms applied to the Term A Loan or the Revolving Credit Facility under the 2020 Credit Agreement.

The Term B Loan is scheduled to mature in March 2026 and bears interest, at the Borrower's option, at either the LIBOR rate plus a margin of 7.50% per year, or the base rate (the highest of the Federal Funds Effective Rate (as defined in the 2020 Credit Agreement) plus 0.50%, or the prime rate announced from time to time in The Wall Street Journal, plus a margin of 6.50% per year. The Term B Loan has a lower rate of amortization than the Term A Loan and is subject to a 1.0% premium if voluntarily repaid in connection with a repricing transaction (as defined in the First Amendment) occurring prior to the six month anniversary of the First Amendment Effective Date. We are required to make quarterly principal payments totaling approximately $1 million in the first year and $8 million in the aggregate over the next four and a half years, with the final payment approximating $66 million due on the maturity date.

The First Amendment reduced the Borrower's ability to incur new tranches of term loans, or increases in commitments under the Amended 2020 Term Loan Facility or the 2020 Revolving Credit Facility. Specifically, such indebtedness can be incurred up to an aggregate dollar amount equal to 75% of the Company's Consolidated Adjusted EBITDA (as defined in the 2020 Credit Agreement), reduced from 100% prior to the First Amendment, as of the most recently ended fiscal quarter for which financial statements have been delivered to the lenders, plus additional amounts, so long as the Borrower's Consolidated Net Leverage Ratio (as defined in the 2020 Credit Agreement) does not exceed 2.25:1.00, reduced from 2.75:1.00 prior to the First Amendment. The First Amendment also reduced the amount of Unrestricted Cash (as defined in the 2020 Credit Agreement) used in calculating the Borrower's Consolidated Net Leverage Ratio from $25 million to $10 million.

We were in compliance with all covenants of the 2020 Credit Agreement at September 30, 2020.

At September 30, 2020, we had an outstanding Term A Loan balance of $320.5 million at an average interest rate of 3.4%, and the Term B Loan had an outstanding balance of $74.8 million at average interest rate of 8.40%. The 2020 Revolving Credit Facility did not have an outstanding balance but had $5.3 million of letters of credit outstanding with an interest rate of 2.5%.

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

As a result of exposure to interest rate movements, during March 2020, we entered into an interest rate swap arrangement, which effectively converted our $400 million term loan with its variable interest rate based upon one-month LIBOR to an aggregate fixed rate of 0.904%, plus a leverage-based margin as defined in the 2020 Credit Agreement. The notional amount of this swap as of September 30, 2020 was $400 million, and the swap matures on March 3, 2025, the same date the Term A Loan and 2020 Revolving Credit Facility mature.

Our objectives in using interest rate derivatives are to add stability to interest expense and to manage our exposure to interest rate movements. To accomplish this objective, we are using an interest rate swap as part of our interest rate risk management strategy. Interest rate swaps designated as cash flow hedges involve the receipt of variable amounts from a counterparty in exchange for making fixed-rate payments over the life of the agreements without exchange of the underlying notional amount.

The effective portion of changes in the fair value of derivatives designated and that qualify as cash flow hedges is recorded in accumulated other comprehensive (loss) income in the condensed consolidated balance sheet and is subsequently reclassified into earnings in the period that the hedged forecasted transactions affect earnings. During the three and nine months ended September 30, 2020, such a derivative was used to hedge the variable cash flows associated with the 2020 Credit Agreement. Any ineffective portion of the change in fair value of the derivative would be recognized directly in earnings. However, during the three and nine months ended September 30, 2020, we recorded no hedge ineffectiveness.

Amounts reported in accumulated other comprehensive (loss) income related to our derivative will be reclassified to interest expense as interest is accrued on our variable-rate debt. Based upon projected forward rates, we estimate as of September 30, 2020 that $3.1 million may be reclassified as an increase to interest expense over the next 12 months.

In July 2020, we entered into uncommitted and unsecured short-term loan in the amount of $0.7 million with Bank of Communications Hangzhou Branch in order to finance exports in China. At September 30, 2020 the interest rate on this loan was 4.0% and it expires in November 2020.

We use letters of credit, performance and bid bonds in the course of its business. As of September 30, 2020, we had $30.3 million of letters of credit, bank guarantees, performance and bid bonds outstanding (collectively, "Guarantees"), comprised of the $5.3 million of letters of credit under the 2020 Credit Agreement described above, and $25.0 million of Guarantees under various uncommitted facilities. At September 30, 2020, we had cash collateral of $2.9 million supporting the Guarantees under our uncommitted facilities. This cash collateral is included in Restricted cash in our condensed consolidated balance sheet at September 30, 2020.

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

In the second quarter of 2019, our Board of Directors (the "Board") approved a stock repurchase program pursuant to which we may repurchase up to $75 million of the Company's common stock prior to April 18, 2021. Repurchases under the program may be made in the open market, in privately negotiated transactions or otherwise, with the amount and timing of repurchases depending on the market conditions and corporate discretion. This program does not obligate us to acquire any particular amount of common stock and the program may be extended, modified, suspended or discontinued at any time at the Board's discretion. During the nine months ended September 30, 2019, we repurchased and retired 1.0 million shares of our common stock for a total purchase price of $4.5 million, including transaction fees. No shares were repurchased under this program during the three and nine months ended September 30, 2020. At September 30, 2020, there was $70.5 million available for the repurchase of shares under the repurchase program.

Our operating activities provided $65 million and $23 million of cash in the nine months ended September 30, 2020 and 2019, respectively.

Cash provided by operating activities in the nine months ended September 30, 2020 was primarily the result of lower accounts receivable, other operating assets and inventory, higher accrued expenses and other long-term liabilities, and our non-cash operating activities. These amounts were partially offset by our net loss and lower accounts payable and deferred revenue. Our lower accounts receivable primarily reflected typical mid-year seasonality. The decrease in other operating assets was primarily due to the scheduled payments received from Metaswitch in connection with the 2019 litigation settlement and subsequent supplemental agreement to accelerate the payment of amounts outstanding. The increase in accrued expenses and other long-term liabilities was primarily due to the derivative liability we recorded in connection with our interest rate swap, which we entered into in the first quarter of 2020.

Cash provided by operating activities in the nine months ended September 30, 2019 was primarily the result of our net income, lower accounts receivable and inventory, and our non-cash operating expenses. These amounts were partially offset by higher other operating assets and lower accounts payable, accrued expenses and other long-term liabilities, and deferred revenue balances, coupled with the reduction in the deferred consideration owed in connection with our acquisition of Edgewater Networks, Inc. The increase in other operating assets was primarily due to the note receivable arising from the litigation settlement with Metaswitch. The decrease in accrued expenses and other long-term liabilities was primarily related to employee compensation and related costs and lower deferred purchase consideration. During the second quarter of 2019, we received $37 million of cash from Metaswitch, which represents the first payment in accordance with the litigation settlement agreement. Our lower accounts receivable primarily reflected typical mid-year seasonality.

Our investing activities used $322 million of cash in the nine months ended September 30, 2020, comprised of $347 million of cash paid as cash consideration for ECI and $19 million of investments in property and equipment. These amounts were partially offset by $43 million of cash proceeds from the sale of land in connection with the Merger.

Our investing activities used $1 million of cash in the nine months ended September 30, 2019, comprised of $8 million of investments in property and equipment, partially offset by $7 million of maturities of marketable securities.

Our financing activities provided $323 million of cash in the nine months ended September 30, 2020, primarily due to $479 million of proceeds from term debt, which was comprised of $400 million of proceeds from the 2020 Credit Agreement, $75 million from Term Loan B under the Amended 2020 Credit Facility and $4 million of proceeds from short-term loans in China for the financing of certain export activities. These proceeds were partially offset by the repayment of the $75 million of debt that was extinguished in connection with the First Amendment, the repayment of $57 million outstanding under the 2019 Credit Facility (comprised of $8 million under the revolving credit facility and $49 million of long-term debt), the payment of $14 million of debt issuance costs in connection with the 2020 Credit Agreement and the First Amendment, the repayment of principal aggregating $8 million related to the 2020 Credit Agreement and short-term loans in China, and the payment of $1 million each of tax withholding obligations related to the net share settlement of restricted stock awards upon vesting and principal payments of finance leases. We both borrowed and repaid less than $1 million under our revolving line of credit such that we did not have any outstanding revolving borrowings at September 30, 2020.

Our financing activities used $25 million of cash in the nine months ended September 30, 2019. We repaid outstanding borrowings of $131 million under the 2019 Credit Facility, comprised of $130 million for borrowings under the revolving line of credit and $1 million for borrowings under the term loan. We also repaid $25 million on the note to certain of the former GENBAND equity holders and the deferred purchase consideration of $22 million to the selling Edgewater shareholders. We spent $5 million to repurchase and retire shares of our common stock on the open market and used $1 million to pay withholding obligations related to the net share settlement of restricted stock awards upon vesting. Our borrowings under the 2019 Credit Facility totaled $159 million, comprised of $109 million of borrowings under the revolving line of credit and $50 million of term loan debt under the 2019 Credit Facility. Cash proceeds from the sale of our common stock under our Amended and Restated Employee Stock Purchase Plan and from option exercises totaled $1 million.

Based on our current expectations, we believe our current cash and available borrowings under the 2020 Credit Agreement will be sufficient to meet our anticipated cash needs for working capital and capital expenditures for at least twelve months. We further believe that our financial resources, along with managing discretionary expenses, will allow us to manage the anticipated impact of COVID-19 on our business operations. Looking ahead, we have developed contingency plans to reduce costs further if the situation deteriorates further. The challenges posed by COVID-19 on our business are evolving rapidly. Consequently, we will continue to evaluate our financial position in light of future developments, particularly those relating to COVID-19. However, it is difficult to predict future liquidity requirements with certainty, and our cash and available borrowings under the 2020 Credit Agreement may not be sufficient to meet our future needs, which would require us to refinance our debt and/or obtain additional financing. We may not be able to refinance our debt or obtain additional financing on favorable terms or at all.

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

Amounts reported in accumulated other comprehensive (loss) income related to our derivative will be reclassified to interest expense as interest is accrued on our variable-rate debt. The fair value of our derivative was a liability of $12.9 million at September 30, 2020. Based upon projected forward rates, we estimate as of September 30, 2020 that $3.1 million may be reclassified as an increase to interest expense over the next twelve months.

Item 4.    Controls and Procedures

Disclosure Controls and Procedures

Evaluation of Disclosure Controls and Procedures. Our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")) as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of September 30, 2020.

Changes in Internal Control over Financial Reporting. There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter ended September 30, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors

Our business faces significant risks and uncertainties, which may have a material adverse effect on our business prospects, financial condition and results of operations, and you should carefully consider them. There have been no material changes in the nine months ended September 30, 2020 to the risk factors described in Part I, Item 1A. of our Annual Report on Form 10-K for the year ended December 31, 2019, with the exception of the risk factors below.

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

The degree to which the COVID-19 pandemic ultimately impacts our business, financial position and results of operations will depend on future developments beyond our control, including the severity of the pandemic, including the frequency and duration of future waves of infection; the effectiveness and timing of any vaccines, the extent of actions to contain or treat the virus; how quickly and to what extent normal economic and operating conditions can resume; the health of and the effect on our workforce, particularly if members of our workforce are quarantined as a result of exposure, worker absenteeism as a result of illness or other factors, social distancing measures including work from home measures and other travel, health-related, business, government or other restrictions in connection with pandemics or disease outbreaks; and the severity and duration of the global economic downturn that results from the pandemic.

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

Our Senior Secured Credit Facility Credit Agreement entered into on March 3, 2020 (as amended on August 18, 2020, the “2020 Credit Agreement”) provides $500 million of commitments, comprised of a $325 million term A loan (the “Term A Loan”), a $75 million term B loan (the “Term B Loan”), a $100 million revolving facility (the “2020 Revolving Credit Facility”), a $30 million sublimit that is available for letters of credit and a $20 million sublimit that is available for swingline loans. The Term A Loan and the 2020 Revolving Credit Facility are scheduled to mature in March 2025. The Term B Loan is scheduled to mature in March 2026. Provisions in the 2020 Credit Agreement impose limitations on our ability to, among other things, incur additional indebtedness, create liens, make acquisitions or engage in mergers, enter into transactions with affiliates, dispose of assets, make certain investments and amend or repay certain junior debt.

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

If we are prevented from borrowing or if we are unable to extend, renew or replace the credit facilities under the 2020 Credit Agreement by the maturity dates, on favorable terms, or at all, this could have a material adverse effect on our liquidity and cause our business, operations and financial condition to suffer. In addition, we may not have sufficient funds available for repayment or we may not have the ability to borrow or obtain sufficient funds to replace the indebtedness on terms acceptable to us, or at all.

We cannot be sure that our current cash and available borrowings under our 2020 Credit Agreement will be sufficient to meet our future needs. If we are unable to generate sufficient cash flows in the future, and if availability under our current facility is not sufficient to support our operations, we may need to refinance our debt or obtain additional financing. We may not be able to refinance our debt or obtain additional financing on favorable terms or at all.

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

Impact of Assessment of Adjusted Gross Revenue dues in India.

A dispute has arisen in India between the large telecommunications service providers and the Department of Telecommunications (“DoT”) regarding how to compute the Adjusted Gross Revenue (“AGR”) due from the former to the DoT. The service providers claim that AGR should only comprise of revenue accrued from core services. The DoT has argued that AGR includes all revenues (before discounts) from both telecommunications and non-telecommunications services. The Supreme Court of India recently issued a judgment accepting the position of the DoT, requiring private telecommunications service providers to pay out the higher sums towards license fee and spectrum usage fee, plus interest and penalties, which are dependent on the value of their AGR. The sums that the telecommunications operators owe the Indian government include substantial back charges, interest and penalties, which operators have ten years to pay, with the first 10% due March 31, 2021. The telecommunications service providers are still assessing the impact of this decision and the impact it may have on their capital investments in India.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(c) Issuer Purchases of Equity Securities

The following table provides information with respect to the shares of common stock repurchased by us for the periods indicated:

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Approximate Dollar Value of Shares that May Yet be Purchased Under the Plans or Programs (3)
July 1, 2020 to July 31, 2020	—	$—	—	$70,463,973
August 1, 2020 to August 31, 2020	390	$4.78	—	$70,463,973
September 1, 2020 to September 30, 2020	94,480	$4.07	—	$70,463,973
Total	94,870	$4.07	—	$70,463,973

(1) Upon vesting of restricted stock awards, certain of our employees surrender to us a portion of the newly vested shares of common stock to satisfy the tax withholding obligations that arise in connection with such vesting. During the third quarter of 2020, 94,870 shares of restricted stock were returned to us by employees to satisfy tax withholding obligations arising in connection with vesting of restricted stock, which shares are included in this column.

(2) On May 2, 2019, we announced a stock repurchase program, under which our Board of Directors has authorized the repurchase of up to $75 million of our common stock from time to time on the open market or in privately negotiated transactions prior to April 18, 2021 (the "Repurchase Program"). We did not repurchase any shares of our common stock under the program during the third quarter of 2020. At September 30, 2020, we had $70.5 million remaining under the Repurchase Program for future repurchases. The timing and amount of any shares repurchased will be determined by our management based on its evaluation of market conditions and other factors. We may elect to implement a 10b5-1 repurchase program, which would permit shares to be repurchased when we might otherwise be precluded from doing so under insider trading laws. The Repurchase Program may be suspended or discontinued at any time. The Repurchase Program is being funded using our working capital.

(3) Represents amounts available for repurchases under the Repurchase Program.

Item 5. Other Information

None.

Item 6.    Exhibits

Exhibit No.		Description
2.1		Agreement and Plan of Merger, dated as of November 14, 2019, by and among the Registrant, Ribbon Communications Israel Ltd., Eclipse Communications Ltd., ECI Telecom Group Ltd. and ECI Holding (Hungary) Korlátolt Felelõsségû Társaság (incorporated by reference to Exhibit 2.1 to the Registrant's Current Report on Form 8-K, filed November 14, 2019 with the SEC).
2.2		Purchase Agreement, dated August 5, 2020, by and among Ribbon Communications Inc., Ribbon Communications Operating Company, Inc., Ribbon Communications International Limited and American Virtual Cloud Technologies, Inc. (incorporated by reference to Exhibit 2.1 to the Registrant's Current Report on Form 8-K, filed August 7, 2020 with the SEC).
3.1		Restated Certificate of Incorporation of the Registrant (incorporated by reference to Exhibit 3.2 to the Registrant's Current Report on Form 8-K12B, filed October 30, 2017 with the SEC).
3.2		Certificate of Amendment of the Restated Certificate of Incorporation of the Registrant (incorporated by reference to Exhibit 3.1 to the Registrant's Current Report on Form 8-K, filed November 28, 2017 with the SEC).
3.3		Amended and Restated By-Laws of the Registrant (incorporated by reference to Exhibit 3.3 to the Registrant's Annual Report on Form 10-K, filed March 8, 2018 with the SEC).
10.1		Voting Agreement, dated August 5, 2020, by and among Ribbon Communications Inc., Ribbon Communications Operating Company, Inc., Ribbon Communications International Limited and Pensare Sponsor Group, LLC (incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K, filed August 7, 2020 with the SEC).
10.2		Voting Agreement, dated August 5, 2020, by and among Ribbon Communications Inc., Ribbon Communications Operating Company, Inc., Ribbon Communications International Limited and Stratos Management Systems Holdings, LLC (incorporated by reference to Exhibit 10.2 to the Registrant's Current Report on Form 8-K, filed August 7, 2020 with the SEC).
10.3		First Amendment to Credit Agreement, dated August 18, 2020, among Ribbon Communications Operating Company, Inc. as the borrower and Citizens Bank, N.A., as administrative agent (incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K, filed August 24, 2020 with the SEC).
31.1	*	Certificate of Ribbon Communications Inc. Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	*	Certificate of Ribbon Communications Inc. Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	#	Certificate of Ribbon Communications Inc. Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	#	Certificate of Ribbon Communications Inc. Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	*	Inline XBRL Instance Document
101.SCH	*	Inline XBRL Taxonomy Extension Schema
101.CAL	*	Inline XBRL Taxonomy Extension Calculation Linkbase
101.DEF	*	Inline XBRL Taxonomy Extension Definition Linkbase
101.LAB	*	Inline XBRL Taxonomy Extension Label Linkbase
101.PRE	*	Inline XBRL Taxonomy Extension Presentation Linkbase
104	*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

_______________________________________
*    Filed herewith.
#    Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: October 30, 2020	RIBBON COMMUNICATIONS INC.

By:	/s/ Miguel A. Lopez
Miguel A. Lopez Executive Vice President and Chief Financial Officer (Principal Financial Officer)