Form 10-Q
period 2021-03-31
Ribbon Communications Inc.
filed 2021-04-30
CIK 1708055

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2021
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
    For the transition period from to
Commission File Number 001-38267
RIBBON COMMUNICATIONS INC.
(Exact name of Registrant as specified in its charter)

Delaware	82-1669692
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

6500 Chase Oaks Boulevard, Suite 100, Plano, Texas, 75023
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

As of April 23, 2021, there were 147,367,469 shares of the registrant's common stock, $0.0001 par value per share, outstanding.

RIBBON COMMUNICATIONS INC.
FORM 10-Q
QUARTERLY PERIOD ENDED MARCH 31, 2021

Cautionary Note Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q contains "forward-looking statements" within the meaning of the U.S. Private Securities Litigation Reform Act of 1995, which are subject to a number of risks and uncertainties. All statements other than statements of historical facts contained in this Quarterly Report on Form 10-Q, including statements regarding our future expenses, results of operations and financial position, integration activities, expected impacts of the ongoing COVID-19 pandemic, beliefs about our business strategy, expected benefits from our acquisition of ECI Telecom Group Ltd. ("ECI) and the sale of our Kandy Communications business, plans and objectives of management for future operations, plans for future cost reductions, if any, restructuring activities, and plans for future product offerings, development and manufacturing are forward-looking statements. Without limiting the foregoing, the words "anticipates", "believes", "could", "estimates", "expects", "intends", "may", "plans", "seeks" and other similar language, whether in the negative or affirmative, are intended to identify forward-looking statements, although not all forward-looking statements contain these identifying words. Forward-looking statements are based on our current expectations and assumptions regarding our business, the economy and other future conditions. Because forward-looking statements relate to the future, they are subject to inherent uncertainties, risks and changes in circumstances that are unknown and/or difficult to predict and that may cause our actual results, performance or achievements to be materially different from those expressed or implied by the forward-looking statements. Such risks and uncertainties include, but are not limited to, risks related to the ongoing COVID-19 pandemic on the global economy and financial markets as well as on the Company, our customers and suppliers, which may impact our sales, gross margin, customer demand and our ability to supply our products to our customers; failure to realize anticipated benefits of our acquisition of ECI; failure to achieve the expected benefits from the sale of our Kandy Communications business; supply chain disruptions resulting from component availability and/or geopolitical instabilities and disputes; unpredictable fluctuations in quarterly revenue and operating results; risks related to cybersecurity and data intrusion; failure to compete successfully against telecommunications equipment and networking companies; failure to grow our customer base or generate recurring business from our existing customers; credit risks; the timing of customer purchasing decisions and our recognition of revenues; economic conditions; the impact of restructuring and cost-containment activities; litigation; market acceptance of our products and services; rapid technological and market change; our ability to protect our intellectual property rights and obtain necessary licenses; our ability to maintain partner, reseller, distribution and vendor support and supply relationships; the potential for defects in our products; risks related to the terms of our credit agreement; higher risks in international operations and markets; increases in tariffs, trade restrictions or taxes on our products; currency fluctuations; and/or failure or circumvention of our controls and procedures. We therefore caution you against relying on any of these forward-looking statements.

Additional important factors that could cause actual results to differ materially from those in these forward-looking statements are also discussed in Part I, Item 2, "Management's Discussion and Analysis of Financial Condition and Results of Operations" of this Quarterly Report on Form 10-Q and Part I, Item 1A and Part II, Item 7A, "Risk Factors" and "Quantitative and Qualitative Disclosures About Market Risk," respectively, of our Annual Report on Form 10-K for the year ended December 31, 2020. Any forward-looking statement made by us in this Quarterly Report on Form 10-Q speaks only as of the date on which this Quarterly Report on Form 10-Q was first filed. We undertake no obligation to publicly update any forward-looking statement, whether as a result of new information, future developments or otherwise.

PART I FINANCIAL INFORMATION

Item 1. Financial Statements
RIBBON COMMUNICATIONS INC.
Condensed Consolidated Balance Sheets
(in thousands, except share and per share data)
(unaudited)

	March 31, 2021	December 31, 2020
Assets
Current assets:
Cash and cash equivalents	$106,228	$128,428
Restricted cash	2,659	7,269
Accounts receivable, net	209,163	237,738
Inventory	44,854	45,750
Other current assets	34,018	28,461
Total current assets	396,922	447,646
Property and equipment, net	49,237	48,888
Intangible assets, net	401,533	417,356
Goodwill	416,892	416,892
Investments	92,742	115,183
Deferred income taxes	10,832	10,651
Operating lease right-of-use assets	62,579	69,757
Other assets	22,047	20,892
	$1,452,784	$1,547,265
Liabilities and Stockholders' Equity
Current liabilities:
Current portion of term debt	$20,058	$15,531
Accounts payable	58,549	63,387
Accrued expenses and other	98,185	134,865
Operating lease liabilities	17,627	17,023
Deferred revenue	102,103	96,824
Total current liabilities	296,522	327,630
Long-term debt, net of current	363,888	369,035
Operating lease liabilities, net of current	68,100	72,614
Deferred revenue, net of current	23,054	26,010
Deferred income taxes	17,303	16,842
Other long-term liabilities	41,184	48,281
Total liabilities	810,051	860,412
Commitments and contingencies (Note 19)
Stockholders' equity:
Preferred stock, $0.01 par value per share; 10,000,000 shares authorized, none issued and outstanding	—	—
Common stock, $0.0001 par value per share; 240,000,000 shares authorized; 147,358,590 shares issued and outstanding at March 31, 2021; 145,425,248 shares issued and outstanding at December 31, 2020	15	15
Additional paid-in capital	1,864,107	1,870,256
Accumulated deficit	(1,223,163)	(1,178,476)
Accumulated other comprehensive income (loss)	1,774	(4,942)
Total stockholders' equity	642,733	686,853
	$1,452,784	$1,547,265

See notes to the unaudited condensed consolidated financial statements.

RIBBON COMMUNICATIONS INC.
Condensed Consolidated Statements of Operations
(in thousands, except per share data)
(unaudited)

	Three months ended
	March 31, 2021	March 31, 2020
Revenue:
Product	$97,889	$75,899
Service	94,883	82,083
Total revenue	192,772	157,982
Cost of revenue:
Product	44,445	35,979
Service	37,780	31,479
Total cost of revenue	82,225	67,458
Gross profit	110,547	90,524
Operating expenses:
Research and development	47,410	42,295
Sales and marketing	37,218	30,971
General and administrative	15,553	17,205
Amortization of acquired intangible assets	15,823	14,334
Acquisition-, disposal- and integration-related	1,197	12,384
Restructuring and related	5,950	2,075
Total operating expenses	123,151	119,264
Loss from operations	(12,604)	(28,740)
Interest expense, net	(5,819)	(3,395)
Other expense, net	(25,448)	(844)
Loss before income taxes	(43,871)	(32,979)
Income tax provision	(816)	(191)
Net loss	$(44,687)	$(33,170)
Loss per share:
Basic	$(0.31)	$(0.27)
Diluted	$(0.31)	$(0.27)
Weighted average shares used to compute loss per share:
Basic	145,936	120,992
Diluted	145,936	120,992

See notes to the unaudited condensed consolidated financial statements.

RIBBON COMMUNICATIONS INC.
Condensed Consolidated Statements of Comprehensive Loss
(in thousands)
(unaudited)

	Three months ended
	March 31, 2021	March 31, 2020
Net loss	$(44,687)	$(33,170)
Other comprehensive income (loss), net of tax:
Unrealized gain (loss) on interest rate swap	6,669	(9,527)
Foreign currency translation adjustments	47	777
Other comprehensive income (loss), net of tax	6,716	(8,750)
Comprehensive loss, net of tax	$(37,971)	$(41,920)

See notes to the unaudited condensed consolidated financial statements.

RIBBON COMMUNICATIONS INC.
Condensed Consolidated Statements of Stockholders' Equity
(in thousands, except shares)
(unaudited)

Three months ended March 31, 2021
	Common stock
	Shares	Amount	Additional paid-in capital	Accumulated deficit	Accumulated other comprehensive income (loss)	Total stockholders' equity
Balance at January 1, 2021	145,425,248	$15	$1,870,256	$(1,178,476)	$(4,942)	$686,853
Exercise of stock options	13,389		24			24
Vesting of restricted stock awards and units	1,662,628					—
Vesting of performance-based stock units	1,525,681					—
Shares of restricted stock returned to the Company under net share settlements to satisfy tax withholding obligations	(1,268,356)		(11,233)			(11,233)
Stock-based compensation expense			5,060			5,060
Other comprehensive loss					6,716	6,716
Net loss				(44,687)		(44,687)
Balance at March 31, 2021	147,358,590	$15	$1,864,107	$(1,223,163)	$1,774	$642,733

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

RIBBON COMMUNICATIONS INC.
Condensed Consolidated Statements of Cash Flows
(in thousands)
(unaudited)

	Three months ended
	March 31, 2021	March 31, 2020
Cash flows from operating activities:
Net loss	$(44,687)	$(33,170)
Adjustments to reconcile net loss to cash flows (used in) provided by operating activities:
Depreciation and amortization of property and equipment	4,226	3,474
Amortization of intangible assets	15,823	14,334
Amortization of debt issuance costs	3,141	1,854
Stock-based compensation	5,060	2,976
Deferred income taxes	293	(99)
Decrease in fair value of investments	22,441	—
Reduction in deferred purchase consideration	—	(69)
Foreign currency exchange losses	1,716	854
Changes in operating assets and liabilities:
Accounts receivable	28,083	46,156
Inventory	(330)	4,468
Other operating assets	979	(478)
Accounts payable	(3,800)	(27,029)
Accrued expenses and other long-term liabilities	(41,480)	22,310
Deferred revenue	2,323	4,351
Net cash (used in) provided by operating activities	(6,212)	39,932
Cash flows from investing activities:
Purchases of property and equipment	(5,357)	(6,017)
Business acquisitions, net of cash acquired	—	(346,852)
Proceeds from the sale of fixed assets	—	43,500
Net cash used in investing activities	(5,357)	(309,369)
Cash flows from financing activities:
Principal payments on revolving line of credit	—	(8,000)
Proceeds from issuance of term debt	74,625	403,500
Principal payments of term debt	(77,132)	(48,750)
Principal payments of finance leases	(272)	(338)
Payment of debt issuance costs	(789)	(10,573)
Proceeds from the exercise of stock options	24	5
Payment of tax withholding obligations related to net share settlements of restricted stock awards	(11,233)	(792)
Net cash (used in) provided by financing activities	(14,777)	335,052
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(464)	(190)
Net (decrease) increase in cash, cash equivalents and restricted cash	(26,810)	65,425
Cash and cash equivalents, beginning of year	135,697	44,643
Cash, cash equivalents and restricted cash, end of period	$108,887	$110,068
Supplemental disclosure of cash flow information:
Interest paid	$4,317	$688
Income taxes paid	$7,656	$1,259
Income tax refunds received	$766	$—
Supplemental disclosure of non-cash investing activities:
Capital expenditures incurred, but not yet paid	$3,059	$6,300
Acquisition purchase consideration - assumed equity awards	$—	$110,180
Supplemental disclosure of non-cash financing activities:
Total fair value of restricted stock awards, restricted stock units and performance-based stock units on date vested	$28,182	$3,182

See notes to the unaudited condensed consolidated financial statements.

RIBBON COMMUNICATIONS INC.
Notes to Condensed Consolidated Financial Statements
(unaudited)

(1) BASIS OF PRESENTATION

Business

Ribbon Communications Inc. ("Ribbon" or the "Company") is a leading global provider of communications technology to service providers and enterprises. The Company provides a broad range of software and high-performance hardware products, solutions and services that enable the secure delivery of data and voice communications for residential consumers and for small, medium, and large enterprises and industry verticals such as finance, education, government, utilities and transportation. Ribbon's mission is to create a recognized global technology leader providing cloud-centric solutions that enable the secure exchange of information, with unparalleled scale, performance and elasticity. The Company is headquartered in Plano, Texas, and has a global presence with research and development, or sales and support locations in over thirty-five countries around the world.

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

On December 1, 2020 (the "Kandy Sale Date"), American Virtual Cloud Technologies, Inc. ("AVCT") completed the purchase of the Company's cloud-based enterprise service business (the "Kandy Communications Business") and accordingly, the revenue and expenses of the Kandy Communications Business are excluded from the Company's condensed consolidated financial statements for the three months ended March 31, 2021.

On March 3, 2020 (the "ECI Acquisition Date"), a subsidiary of the Company merged with ECI Telecom Group Ltd ("ECI") (the "ECI Acquisition"). The financial results of ECI are included in the Company's condensed consolidated financial statements for the period subsequent to the ECI Acquisition Date.

Interim results are not necessarily indicative of results for a full year or any future interim period. The information included in this Quarterly Report on Form 10-Q should be read in conjunction with the Company's Annual Report on Form 10-K for the year ended December 31, 2020 (the "Annual Report"), which was filed with the SEC on February 26, 2021.

Operating Segments

The Company's chief operating decision maker (the "CODM") is its President and Chief Executive Officer. Effective in the fourth quarter of 2020 and in connection with the ECI Acquisition, the CODM began to assess the Company's performance based on the performance of two separate organizations within Ribbon: the Cloud and Edge segment ("Cloud and Edge") and the IP Optical Networks segment ("IP Optical Networks"). Financial information for the IP Optical Networks segment included in the Company's financial results for the three months ended March 31, 2020 is for the period subsequent to the ECI Acquisition Date through March 31, 2020.

Reclassifications

In the fourth quarter of 2020, the Company reclassified amounts recorded for amortization of acquired intangible assets in prior presentations from Cost of revenue - product and Sales and marketing to a separate line included in operating expenses in the condensed consolidated statements of operations, as management believes this presentation enhances the comparability of the Company's financial statements with industry peers. These reclassifications also did not impact the condensed consolidated balance sheets or statements of cash flows for any historical periods. The Company did not reclassify depreciation of property and equipment related to production activities from cost of revenue to other accounts.

RIBBON COMMUNICATIONS INC.
Notes to Condensed Consolidated Financial Statements (Continued)
(unaudited)
These reclassifications for the three months ended March 31, 2020 were as follows (in thousands):

	Three months ended March 31, 2020
	Prior presentation	Amounts reclassified	Revised presentation
Product revenue	$75,899	$—	$75,899
Service revenue	82,083	—	82,083
Total revenue	157,982	—	157,982
Cost of revenue - product	44,933	(8,954)	35,979
Cost of revenue - service	31,479	—	31,479
Total cost of revenue	76,412	(8,954)	67,458
Total gross profit	81,570	8,954	90,524
Research and development	42,295	—	42,295
Sales and marketing	36,351	(5,380)	30,971
General and administrative	17,205	—	17,205
Amortization of acquired intangible assets	—	14,334	14,334
Acquisition-, disposal- and integration-related	12,384	—	12,384
Restructuring and related	2,075	—	2,075
Total operating expenses	110,310	8,954	119,264
Operating loss	$(28,740)	$—	$(28,740)

Certain reclassifications, not affecting previously reported net loss, have been made to the previously issued financial statements to conform to the current period presentation.

Significant Accounting Policies

The Company's significant accounting policies are disclosed in Note 2 to the Consolidated Financial Statements included in the Annual Report. There were no material changes to the significant accounting policies during the three months ended March 31, 2021.

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

RIBBON COMMUNICATIONS INC.
Notes to Condensed Consolidated Financial Statements (Continued)
(unaudited)
Restricted Cash

The Company classifies as restricted cash all cash pledged as collateral to secure long-term obligations and all cash whose use is otherwise limited by contractual provisions.

At March 31, 2021, the Company had $2.7 million of restricted cash, representing restricted short-term bank deposits pledged to secure certain performance and financial bonds as security for the Company's obligations under tenders, contracts and to one of its main subcontractors.

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

Transfers of Financial Assets

The Company maintains customer receivables factoring agreements with a number of financial institutions primarily for IP Optical Networks sales outside of the United States. Under the terms of these agreements, the Company may transfer receivables to the financial institutions, on a non-recourse basis, provided that the financial institutions approve the receivables in advance. The Company maintains credit insurance policies from major insurance providers or obtains letters of credit from the customers for a majority of its factored trade receivables. The Company accounts for the factoring of its financial assets as a sale of the assets and records the factoring fees, when incurred, as a component of interest expense in the condensed consolidated statements of operations, and the proceeds from the sales of receivables are included in cash from operating activities in the condensed consolidated statements of cash flows. During the three months ended March 31, 2021, the Company received $31.1 million of cash from the sale of certain accounts receivable and recorded $0.2 million of interest expense in connection with these transactions. During the three months ended March 31, 2020, the Company received $15.1 million of cash from the sale of certain accounts receivable and recorded $0.1 million of interest expense in connection with these transactions.

Fair Value of Financial Instruments and Fair Value Hierarchy

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

RIBBON COMMUNICATIONS INC.
Notes to Condensed Consolidated Financial Statements (Continued)
(unaudited)
Recent Accounting Pronouncements

The Financial Accounting Standards Board ("FASB") issued the following accounting pronouncement which became effective for the Company in 2021, and which did not have a material impact on its condensed consolidated financial statements:

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

The FASB issued the following accounting pronouncement, which the Company does not believe will have a material impact on its condensed consolidated financial statements upon adoption:

In January 2021, the FASB issued ASU 2021-01, Reference Rate Reform (Topic 848): Scope ("ASU 2021-01"), which refines the scope of Accounting Standards Codification 848, Reference Rate Reform ("ASC 848") and clarifies some of its guidance as part of the FASB's monitoring of global reference rate reform activities. ASU 2021-01 permits entities to elect certain optional expedients and exceptions when accounting for derivative contracts and certain hedging relationships affected by changes in the interest rates used for discounting cash flows, for computing variation margin settlements, and for calculating price alignment interest in connection with reference rate reform activities under way in global financial markets (the "discounting transition"). ASU 2021-01 is effective for the Company prospectively in any period through December 31, 2022 that a modification is made to the terms of the derivatives affected by the discounting transition.

(2) ACQUISITION OF ECI

On the ECI Acquisition Date, Ribbon completed its previously announced merger transaction with ECI in accordance with the terms of the Agreement and Plan of Merger, dated as of November 14, 2019, by and among Ribbon, ECI, an indirect wholly-owned subsidiary of Ribbon ("Merger Sub"), Ribbon Communications Israel Ltd. and ECI Holding (Hungary) kft, pursuant to which Merger Sub merged with and into ECI, with ECI surviving such merger as a wholly-owned subsidiary of Ribbon. Prior to the ECI Acquisition Date, ECI was a privately-held global provider of end-to-end packet-optical transport and software-defined networking ("SDN") and network function virtualization ("NFV") solutions for service providers, enterprises and data center operators.

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

The ECI Acquisition has been accounted for as a business combination and the financial results of ECI have been included in the Company's condensed consolidated financial statements for the periods subsequent to the ECI Acquisition. The Company's financial results for the three months ended March 31, 2020 include $30.0 million of revenue and $3.3 million of net loss attributable to ECI.

The Company finalized the valuation of acquired assets, identifiable intangible assets and certain assumed liabilities in the fourth quarter of 2020. A summary of the allocation of the purchase consideration for ECI is as follows (in thousands):

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

Pro Forma Results

The following unaudited pro forma information presents the condensed combined results of operations of Ribbon and ECI for the three months ended March 31, 2020 as if the ECI Acquisition had been completed on January 1, 2019, with adjustments to give effect to pro forma events that are directly attributable to the ECI Acquisition. These pro forma adjustments include an increase in research and development expense related to the conformance of ECI's cost capitalization policy to Ribbon's, additional amortization expense for the acquired identifiable intangible assets, a decrease in historical ECI interest expense reflecting the extinguishment of certain of ECI's debt as a result of the ECI Acquisition, and an increase in interest expense reflecting the new debt entered into by the Company in connection with the ECI Acquisition. Pro forma adjustments also include the elimination of acquisition-, disposal- and integration-related expenses directly attributable to the acquisition from the three months ended March 31, 2020 and inclusion of such costs in the same prior year period.

The unaudited pro forma results do not reflect any operating efficiencies or potential cost savings that may result from the consolidation of the operations of Ribbon and ECI. Accordingly, these unaudited pro forma results are presented for illustrative purposes and are not intended to represent or be indicative of the actual results of operations of the combined company that

RIBBON COMMUNICATIONS INC.
Notes to Condensed Consolidated Financial Statements (Continued)
(unaudited)
would have been achieved had the ECI Acquisition occurred at January 1, 2019, nor are they intended to represent or be indicative of future results of operations (in thousands, except per share amounts):

Revenue	$183,189
Net loss	$(39,129)
Loss per share	$(0.25)

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

The disposal-related expenses in the three months ended March 31, 2021 relate to the Kandy Sale (as defined below). The acquisition-related expenses in the three months ended March 31, 2020 primarily relate to the ECI Acquisition.

The Company's acquisition-, disposal- and integration-related expenses for the three months ended March 31, 2021 and 2020 were as follows (in thousands):

	Three months ended
	March 31, 2021	March 31, 2020
Professional and services fees (acquisition-related)	$—	$12,374
Professional and services fees (disposal-related)	241	—
Integration-related expenses	956	10
	$1,197	$12,384

(3) SALE OF KANDY COMMUNICATIONS BUSINESS

On August 5, 2020, the Company announced that it had entered into a definitive agreement (as amended, the "Kandy Purchase Agreement") with AVCT to sell the Kandy Communications Business. Under the Kandy Purchase Agreement, AVCT agreed to purchase the assets and assume certain liabilities associated with the Kandy Communications Business, as well as all of the outstanding interests in Kandy Communications LLC, a subsidiary of the Company (the "Kandy Sale").

On December 1, 2020, the Company completed the Kandy Sale. The assets acquired and liabilities assumed by AVCT in connection with the Kandy Sale were primarily comprised of accounts receivable, property and equipment, trade accounts payable and employee-related accruals. As sale consideration, AVCT paid Ribbon $45.0 million, subject to certain adjustments, in the form of units of AVCT's securities (the "AVCT Units"), with each AVCT Unit consisting of: $1,000 in principal amount of AVCT’s Series A-1 convertible debentures (the “Debentures”); and (ii) one warrant to purchase 100 shares of AVCT common stock, $0.0001 par value (the “Warrants”), as consideration for the Kandy Sale. The Company received 43,778 AVCT Units as sale consideration on the Kandy Sale Date.

The Debentures bear interest at a rate of 10% per annum, which will be added to the principal amount of the Debentures, except upon maturity, in which case accrued and unpaid interest is payable in cash. The entire principal of each Debenture, together with accrued and unpaid interest thereon, is due and payable on the earlier of the May 1, 2023 maturity date or the occurrence of a Change in Control as defined in the Kandy Purchase Agreement. Each Debenture is convertible, in whole or in part, at any time at the Company's option into that number of shares of AVCT common stock, calculated by dividing the principal amount being converted, together with all accrued and unpaid interest thereon, by the applicable conversion price, initially $3.45. The Debentures are subject to mandatory redemption if the AVCT stock price is at or above $6.00 per share for 40 trading days in any 60 consecutive trading day period, subject to the satisfaction of certain other conditions. The conversion

RIBBON COMMUNICATIONS INC.
Notes to Condensed Consolidated Financial Statements (Continued)
(unaudited)
price is subject to customary adjustments including, but not limited to, stock dividends, stock splits and reclassifications. At the Company's option, up to $5.0 million of the Debentures may be redeemed by AVCT at par in the event AVCT raises at least $50.0 million in its offering of AVCT Units. As of February 19, 2021, the stock price had traded above $6.00 for 40 days within a 60 consecutive trading day period, and accordingly, the Debentures will be converted to shares of AVCT common stock upon the completion of customary regulatory filings by AVCT.

The Warrants are independent of the Debentures and entitle the Company to purchase 4,377,800 shares of AVCT common stock at an exercise price of $0.01 per share. The Warrants expire on December 1, 2025, and were immediately exercisable on the Kandy Sale Date.

The Company had not redeemed any of the Debentures or exercised any of the Warrants as of March 31, 2021. The Company is also subject to a lock-up provision which limits the Company's ability to sell any shares of AVCT common stock underlying the Debentures and the Warrants prior to June 1, 2021, except in certain transactions.

The Company determined that the AVCT Units had a fair value of $84.9 million at the Kandy Sale Date, comprised of the Debentures with a fair value of $66.3 million and the Warrants with a fair value of $18.6 million. The value of the net assets sold to AVCT totaled $1.3 million, resulting in a gain on the sale of $83.6 million.

The Company calculated the fair value of the Debentures using a Lattice-based valuation approach, which utilizes a binomial tree to model the different paths the price of AVCT's common stock might take over the Debentures' life by using assumptions regarding the stock price volatility and risk-free interest rate. These results are then used to calculate the fair value of the Debentures at each measurement date. The Company uses the Black-Scholes valuation model for estimating the fair value of the Warrants at each measurement date. The fair value of the Warrants is affected by AVCT's stock price as well as valuation assumptions, including the volatility of AVCT's stock price, expected term of the option, risk-free interest rate and expected dividends. Both the Lattice and Black-Scholes valuation models are based on available market data, giving consideration to all of the rights and obligations of each instrument and precluding the use of "blockage" discounts or premiums in determining the fair value of a large block of financial instruments.

The Company is calculating the fair value of the Debentures and Warrants at each quarter-end and recording any adjustments to the fair values in Other expense, net. At March 31, 2021 and December 31, 2020, the aggregate fair value of the Debentures and Warrants was $92.7 million and $115.2 million, respectively. The Company recorded the loss of $23.9 million arising from the decrease in the fair value of the Debentures and Warrants from January 1, 2021 to March 31, 2021 in Other expense, net, in its condensed consolidated statement of operations for the three months ended March 31, 2021. The loss was partially offset by $1.5 million of interest which was added to the principal of the Debentures. The interest is included in Interest (expense) income, net, in the condensed consolidated statement of operations for the three months ended March 31, 2021. The fair values of the Debentures and Warrants are reported as Investments in the Company's condensed consolidated balance sheets at March 31, 2021 and December 31, 2020 and are classified as Level 2 fair value measurements within the fair value hierarchy (see Note 1).

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

The calculations of shares used to compute earnings (loss) per share were as follows (in thousands):

RIBBON COMMUNICATIONS INC.
Notes to Condensed Consolidated Financial Statements (Continued)
(unaudited)

	Three months ended
	March 31, 2021	March 31, 2020
Weighted average shares outstanding - basic	145,936	120,992
Potential dilutive common shares	—	—
Weighted average shares outstanding - diluted	145,936	120,992

Options to purchase the Company's common stock and unvested shares of restricted and performance-based stock and stock units aggregating 12.8 million shares and 11.7 million shares have not been included in the computation of diluted loss per share for the three months ended March 31, 2021 and 2020, respectively, because their effect would have been antidilutive.

(5) INVENTORY

Inventory at March 31, 2021 and December 31, 2020 consisted of the following (in thousands):

	March 31, 2021	December 31, 2020
On-hand final assemblies and finished goods inventories	$48,529	$46,921
Deferred cost of goods sold	1,609	1,165
	50,138	48,086
Less noncurrent portion (included in other assets)	(5,284)	(2,336)
Current portion	$44,854	$45,750

(6) INTANGIBLE ASSETS AND GOODWILL

The Company's intangible assets at March 31, 2021 and December 31, 2020 consisted of the following (in thousands):

March 31, 2021	Weighted average amortization period (years)	Cost	Accumulated amortization	Net carrying value
In-process research and development	*	$34,000	$—	$34,000
Developed technology	7.93	306,380	153,111	153,269
Customer relationships	11.86	268,140	56,049	212,091
Trade names	3.88	5,000	2,827	2,173
Internal use software	3.00	730	730	—
	9.17	$614,250	$212,717	$401,533

December 31, 2020	Weighted average amortization period (years)	Cost	Accumulated amortization	Net carrying value
In-process research and development	*	$34,000	$—	$34,000
Developed technology	7.93	306,380	143,050	163,330
Customer relationships	11.86	268,140	50,627	217,513
Trade names	3.88	5,000	2,487	2,513
Internal use software	3.00	730	730	—
	9.17	$614,250	$196,894	$417,356

* An in-process research and development intangible asset has an indefinite life until the product is generally available, at which time such asset is typically reclassified to developed technology.

RIBBON COMMUNICATIONS INC.
Notes to Condensed Consolidated Financial Statements (Continued)
(unaudited)

Estimated future amortization expense for the Company's intangible assets at March 31, 2021 was as follows (in thousands):

Years ending December 31,
Remainder of 2021	$50,803
2022	60,104
2023	52,256
2024	44,048
2025	37,027
2026	33,200
Thereafter	124,095
$401,533

There were no changes to the carrying value of the Company's goodwill in the three months ended March 31, 2021. The changes in the carrying value of the Company's goodwill in the three months ended March 31, 2020 were as follows (in thousands):

	Cloud and Edge	IP Optical Networks	Total
Balance at January 1, 2020*	$224,896	$—	$224,896
Acquisition of ECI	—	189,493	189,493
Balance at March 31, 2020	$224,896	$189,493	$414,389

(1) Balance is presented net of accumulated impairment losses of $167.4 million for the Cloud and Edge segment.

The components of goodwill at March 31, 2021 and 2020 were as follows (in thousands):

	Cloud and Edge	IP Optical Networks	Total
Balance at March 31, 2021
Goodwill	$392,302	$191,996	$584,298
Accumulated impairment losses	(167,406)	—	(167,406)
	$224,896	$191,996	$416,892
Balance at March 31, 2020
Goodwill	$392,302	$189,493	$581,795
Accumulated impairment losses	(167,406)	—	(167,406)
	$224,896	$189,493	$414,389

(7) ACCRUED EXPENSES AND OTHER
Accrued expenses at March 31, 2021 and December 31, 2020 consisted of the following (in thousands):

	March 31, 2021	December 31, 2020
Employee compensation and related costs	$41,128	$66,039
Other	57,057	68,826
	$98,185	$134,865

RIBBON COMMUNICATIONS INC.
Notes to Condensed Consolidated Financial Statements (Continued)
(unaudited)
(8) WARRANTY ACCRUALS

The changes in the Company's accrual balance in the three months ended March 31, 2021 were as follows (in thousands):

Balance at January 1, 2021	$14,855
Current period provisions	478
Settlements	(1,456)
Balance at March 31, 2021	$13,877

Of the amounts recorded at March 31, 2021 and December 31, 2020, $5.7 million and $6.5 million, respectively, were current and included as components of Accrued expenses and other, and $8.2 million and $8.4 million, respectively, were long-term and included as components of Other long-term liabilities in the Company's condensed consolidated balance sheets.

(9) RESTRUCTURING AND FACILITIES CONSOLIDATION INITIATIVES

The Company recorded restructuring and related expense aggregating $6.0 million and $2.1 million in the three months ended March 31, 2021 and 2020, respectively. Restructuring and related expense includes both restructuring expense for severance and related costs and facilities-related costs, primarily comprised estimated future variable lease costs for vacated properties with no intent or ability of sublease, and accelerated rent amortization expense.

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

The components of Restructuring and related expense for the three months ended March 31, 2021 and 2020 were as follows (in thousands):

	Three months ended
	March 31, 2021	March 31, 2020
Severance and related costs	$669	$1,771
Variable and other facilities-related costs	1,913	234
Accelerated amortization of lease assets due to cease-use	3,368	70
	$5,950	$2,075

Accelerated Rent Amortization

Accelerated rent amortization is recognized from the date that the Company commences the plan to fully or partially vacate a facility, for which there is no intent or ability to enter into a sublease, through the final vacate date. The accelerated rent amortization recorded in connection with the Facilities Initiative reduced the value of the Company's Operating lease right-of-use assets recorded in the Company's condensed consolidated balance sheets at March 31, 2021 and December 31, 2020, respectively. The liability for the total lease payments for each respective facility is included as a component of Operating lease liabilities in the Company's condensed consolidated balance sheets, both current and noncurrent (see Note 17). The Company may incur additional future expense if it is unable to sublease other locations included in its restructuring initiatives.

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

The Company recorded restructuring and related expense of $0.4 million and $1.1 million in connection with the 2020 Restructuring Initiative in the three months ended March 31, 2021 and 2020, respectively. The amount recorded in the three months ended March 31, 2021 was comprised of $0.7 million for severance and related costs for approximately 10 employees and $0.4 million of expense for variable costs related to restructured facilities, offset by a credit of $0.7 million for changes in estimate related to amounts previously recorded. The amount recorded in the three months ended March 31, 2020 was for severance for three former executives of ECI. The Company expects the amounts related to severance will be paid in 2021. The Company expects that it will record additional restructuring and related expense approximating $4 million under the 2020 Restructuring Initiative in the aggregate for severance and planned facility consolidations. A summary of the 2020 Restructuring Initiative accrual activity for severance and related costs for the three months ended March 31, 2021 is as follows (in thousands):

	Balance at January 1, 2021	Initiatives charged to expense	Adjustments for changes in estimate	Cash payments	Balance at March 31, 2021
Severance	$5,237	$669	$—	$(2,116)	$3,790
Facilities	1,256	367	(670)	(916)	37
	$6,493	$1,036	$(670)	$(3,032)	$3,827

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

In connection with the 2019 Restructuring Initiative, the Company recorded restructuring and related expense of $5.6 million and $1.0 million in the three months ended March 31, 2021 and 2020, respectively. The amount recorded in the three months ended March 31, 2021 related to facilities, including $3.4 million of accelerated amortization of lease assets. The amount recorded in the three months ended March 31, 2020 was comprised of $0.7 million for severance and related costs for five employees and $0.3 million related to facilities. The Company expects that the entire amount accrued for severance and related costs will be paid in 2021. The Company estimates that it will record nominal, if any, additional restructuring and related expense related to severance and related costs under the 2019 Restructuring Initiative.

A summary of the 2019 Restructuring Initiative accrual activity for the three months ended March 31, 2021 is as follows (in thousands):

RIBBON COMMUNICATIONS INC.
Notes to Condensed Consolidated Financial Statements (Continued)
(unaudited)

	Balance at January 1, 2021	Initiatives charged to expense	Reclassify accelerated amortization to operating lease liabilities	Cash payments	Balance at March 31, 2021
Severance	$173	$—	$—	$(173)	$—
Facilities	766	5,584	(3,368)	(914)	2,068
	$939	$5,584	$(3,368)	$(1,087)	$2,068

Balance Sheet Classification

The current portions of accrued restructuring are included as a component of Accrued expenses and the long-term portions of accrued restructuring are included as a component of Other long-term liabilities in the condensed consolidated balance sheets. The long-term portions of accrued restructuring relate to facilities and totaled $2.1 million at March 31, 2021 and $0.8 million at December 31, 2020.

(10) DEBT

2020 Credit Facility

On March 3, 2020, the Company entered into a Senior Secured Credit Facilities Credit Agreement (as amended, the "2020 Credit Facility"), by and among the Company, as a guarantor, Ribbon Communications Operating Company, Inc., as the borrower ("Borrower"), Citizens Bank, N.A. ("Citizens"), as administrative agent, a lender, issuing lender, swingline lender, joint lead arranger and bookrunner, Santander Bank, N.A., as a lender, joint lead arranger and bookrunner, and the other lenders party thereto (each, together with Citizens Bank, N.A. and Santander Bank, N.A., referred to individually as a "Lender", and collectively, the "Lenders"). The proceeds of the 2020 Credit Facility were used, in part, to pay off in full all obligations of the Company under its prior credit facility (the "2019 Credit Facility").

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

In addition, the 2020 Credit Facility contains various covenants that, among other restrictions, limit the Company’s and its subsidiaries’ ability to incur or assume indebtedness; grant or assume liens; make acquisitions or engage in mergers; sell, transfer, assign or convey assets; repurchase equity and make dividend and certain other restricted payments; make investments; engage in transactions with affiliates; enter into sale and leaseback transactions; enter into burdensome agreements; change the nature of its business; modify their organizational documents; and amend or make prepayments on certain junior debt.

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

On August 18, 2020 (the "First Amendment Effective Date"), the Borrower entered into a First Amendment to the 2020 Credit Facility (the "First Amendment"). Pursuant to an assignment and assumption agreement entered into by Citizens and certain affiliates of Whitehorse Capital on the First Amendment Effective Date (collectively, "HIG Whitehorse"), and consented to by Citizens and the Borrower, $75 million of the 2020 Term Loan Facility, designated as the Term B Loan (the "Term B Loan"), was assigned from Citizens to HIG Whitehorse. The remaining $325 million of the 2020 Term Loan Facility that was not assigned to HIG Whitehorse was deemed the Term A Loan (the "Term A Loan" and, together with the Term B Loan, the "Amended 2020 Term Loan Facility").

The Term A Loan and the 2020 Revolving Credit Facility mature in March 2025. The Term A Loan and 2020 Revolving Credit Facility bear interest at the Borrower's option at either the LIBOR rate plus a margin ranging from 1.50% to 3.50% per year, or the base rate (the highest of the Federal Funds Effective Rate (as defined in the 2020 Credit Facility) plus 0.50%, or the prime rate announced from time to time in The Wall Street Journal) plus a margin ranging from 0.50% to 2.50% per year (the "Applicable Margin"). The Applicable Margin varies depending on the Company's Consolidated Net Leverage Ratio (as defined in the 2020 Credit Agreement). The base rate and the LIBOR rate are each subject to a zero percent floor. The Company was required to make quarterly principal payments on the Term A Loan aggregating approximately $10 million in the first year, $16 million per year in each of the next two years, $20 million in the fourth year and $16 million in the last year, with the final payment approximating $244 million due on the maturity date. The Borrower could prepay all amounts under the Term A Loan and the 2020 Revolving Credit Facility at any time without premium or penalty (other than customary LIBOR breakage costs), subject to certain notice requirements.

The Term B Loan was scheduled to mature in March 2026 and bore interest, at the Borrower's option, at either the LIBOR rate plus a margin of 7.50% per year, or the base rate (the highest of the Federal Funds Effective Rate (as defined in the First Amendment) plus 0.50%, or the prime rate announced from time to time in The Wall Street Journal, plus a margin of 6.50% per year. The Term B Loan had a lower rate of amortization than the Term A Loan and was subject to a 1.0% premium if voluntarily repaid in connection with a repricing transaction (as defined in the 2020 Credit Facility) occurring prior to the six month anniversary of the First Amendment Effective Date. The Company was required to make quarterly principal payments totaling approximately $1 million in the first year and $8 million in the aggregate over the next four and a half years, with the final payment approximating $66 million.

The First Amendment reduced the Borrower's ability to incur new tranches of term loans, or increases in commitments under the Amended 2020 Term Loan Facility or the 2020 Revolving Credit Facility. Specifically, such indebtedness could be incurred up to an aggregate dollar amount equal to 75% of the Company's Consolidated Adjusted EBITDA (as defined in the 2020 Credit Facility), reduced from 100% prior to the First Amendment, as of the most recently ended fiscal quarter for which financial statements had been delivered to the lenders, plus additional amounts, so long as the Borrower's Consolidated Net Leverage Ratio (as defined in the 2020 Credit Agreement) did not exceed 2.25:1.00, reduced from 2.75:1.00 under the 2020 Credit Agreement. The First Amendment also reduced the amount of Unrestricted Cash (as defined in the 2020 Credit Agreement) used in calculating the Borrower's Consolidated Net Leverage Ratio from $25 million to $10 million.

On December 1, 2020, the Borrower entered into a Second Amendment to the 2020 Credit Facility to obtain consent for an equity exchange with AVCT in connection with the Kandy Sale, as well as to amend certain other provisions of the 2020 Credit Facility.

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

RIBBON COMMUNICATIONS INC.
Notes to Condensed Consolidated Financial Statements (Continued)
(unaudited)

On March 3, 2021 (the "Third Amendment Effective Date"), the Company, the Borrower and certain of its subsidiaries entered into a Third Amendment to Credit Agreement (the "Third Amendment"), which further amends the 2020 Credit Facility. The Third Amendment provided for an incremental term loan facility to the Borrower in the original principal amount of $74.6 million, the proceeds of which were used on the Third Amendment Effective Date to consummate an open market purchase of all outstanding amounts under the Term B Loan. Upon the consummation of the open market purchase, the Term B Loans were assigned to the Borrower and immediately cancelled, such that the outstanding amount under the Term A Loan and incremental term loan facility were combined and held by the Lenders (the "2020 Term Loan") with the same terms as the Term A Loan. The Company wrote off $2.5 million of capitalized debt issuance costs in connection with the Third Amendment, which is included in Interest expense, net, in the Company's condensed consolidated statement of operations for the three months ended March 31, 2021. The Company is required to make quarterly principal payments on the 2020 Term Loan aggregating approximately $20 million per year in the first three years and $30 million in the fourth year, with the final payment approximating $300 million due on the maturity date.

The Third Amendment increased the Borrower's ability to incur new incremental revolving commitments or term loans. Such indebtedness can be incurred up to an aggregate dollar limit equal to 100% of the Company's Consolidated Adjusted EBITDA (as defined in the 2020 Credit Facility) as of the most recently ended fiscal quarter for which financial statements have been delivered to the Lenders, plus additional amounts, so long as the Borrower's Consolidated Net Leverage Ratio (as defined in the Credit Agreement) does not exceed 2.75:1.00, increased from 2.25:1.00 under the First Amendment. The Third Amendment also increased the amount of Unrestricted Cash (as defined in the 2020 Credit Facility) used in calculating the Borrower's Consolidated Net Leverage Ratio from $10.0 million to $25.0 million.

At March 31, 2021, the Company had an outstanding 2020 Term Loan balance of $390.6 million at an average interest rate of 3.40% and $6.4 million of letters of credit outstanding with an interest rate of 2.50%.

The Company was in compliance with all covenants of the 2020 Credit Facility at both March 31, 2021 and December 31, 2020.

Short-Term Loan

From time to time, the Company enters into uncommitted and unsecured short-term loans to finance exports in China. The Company did not have any such short-term loans outstanding at March 31, 2021 and December 31, 2020.

Letters of Credit and Performance and Bid Bonds

The Company uses letters of credit, performance and bid bonds in the course of its business. At March 31, 2021, the Company had bank guarantees, performance and bid bonds under various uncommitted facilities (collectively, the "Guarantees") aggregating $26.9 million and $6.4 million of letters of credit under the 2020 Credit Facility (the "Letters of Credit"). At December 31, 2020, the Company had Guarantees aggregating $27.0 million and $5.6 million of Letters of Credit. At both March 31, 2021 and December 31, 2020, the Company had cash collateral of $2.7 million supporting the Guarantees, which are included in Restricted cash in the condensed consolidated balance sheets.

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

RIBBON COMMUNICATIONS INC.
Notes to Condensed Consolidated Financial Statements (Continued)
(unaudited)
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

Cash Flow Hedge of Interest Rate Risk

The 2020 Term Loan Facility had outstanding balances of $390.6 million and $393.1 million at March 31, 2021 and December 31, 2020, respectively. The 2020 Revolving Credit Facility was undrawn at both March 31, 2021 and December 31, 2020. Borrowings under the 2020 Credit Facility have variable interest rates based on LIBOR (see Note 10). As a result of exposure to interest rate movements, during March 2020, the Company entered into an interest rate swap arrangement, which effectively converted its $400 million term loan with its variable interest rate based upon one-month LIBOR to an aggregate fixed rate of 0.904%, plus a leverage-based margin as defined in the 2020 Credit Facility. The notional amount of this swap at March 31, 2021 was $400 million, and the swap matures on March 3, 2025, the same date the 2020 Credit Facility matures.

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

The effective portion of changes in the fair value of designated derivatives that qualify as cash flow hedges is recorded in accumulated other comprehensive income (loss) in the condensed consolidated balance sheet and is subsequently reclassified into earnings in the period that the hedged forecasted transactions affect earnings. During the three months ended March 31, 2021 and 2020, such a derivative was used to hedge the variable cash flows associated with the outstanding borrowings under the 2020 Credit Facility and the Company has accounted for this derivative as an effective hedge. Any ineffective portion of the change in the fair value of the derivative would be recognized directly in earnings.

Amounts reported in accumulated other comprehensive income (loss) related to the Company's derivative are reclassified to interest expense as interest is accrued on the Company’s variable-rate debt. Based upon projected forward rates, the Company estimates as of March 31, 2021 that $3.1 million may be reclassified as an increase to interest expense over the next twelve months.

The impact of the Company’s derivative financial instrument on its condensed consolidated statement of comprehensive income (loss) for the three months ended March 31, 2021 and 2020 was as follows (in thousands):

	Three months ended
	March 31, 2021	March 31, 2020
Gain (loss) recognized in other comprehensive loss on derivative (effective portion)	$5,889	$(9,337)
Amount reclassified to (from) accumulated other comprehensive income (loss) to interest expense (effective portion)	780	(190)
	$6,669	(9,527)

The fair values and locations in the condensed consolidated balance sheets at March 31, 2021 and December 31, 2020 of the Company's derivative liability designated as a hedging instrument were as follows (in thousands):

RIBBON COMMUNICATIONS INC.
Notes to Condensed Consolidated Financial Statements (Continued)
(unaudited)

	Balance sheet location	March 31, 2021	December 31, 2020
Interest rate derivative - liability derivative	Accrued expenses and other	$3,119	$3,157
Interest rate derivative - liability derivative	Other long-term liabilities	$1,160	$7,791

The Company has classified the interest rate derivative aggregating $4.3 million and $10.9 million at March 31, 2021 and December 31, 2020, respectively, as Level 2 fair value measurements within the fair value hierarchy (see Note 1).

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

RIBBON COMMUNICATIONS INC.
Notes to Condensed Consolidated Financial Statements (Continued)
(unaudited)
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

RIBBON COMMUNICATIONS INC.
Notes to Condensed Consolidated Financial Statements (Continued)
(unaudited)
Disaggregation of Revenue

The Company disaggregates its revenue from contracts with customers based on the nature of the products and services and the geographic regions in which each customer is domiciled. The Company's revenue for the three months ended March 31, 2021 and 2020 was disaggregated as follows:

Three months ended March 31, 2021	Product revenue	Service revenue (maintenance)	Service revenue (professional services)	Total revenue
United States	$36,812	$31,606	$11,162	$79,580
Europe, Middle East and Africa	28,208	19,655	6,910	54,773
Asia Pacific	25,582	9,748	5,803	41,133
Other	7,287	7,696	2,303	17,286
	$97,889	$68,705	$26,178	$192,772

Three months ended March 31, 2020	Product revenue	Service revenue (maintenance)	Service revenue (professional services)	Total revenue
United States	$36,365	$31,466	$10,566	$78,397
Europe, Middle East and Africa	20,365	14,810	4,015	39,190
Asia Pacific	14,943	7,511	4,878	27,332
Other	4,226	7,281	1,556	13,063
	$75,899	$61,068	$21,015	$157,982

The Company's product revenue from indirect sales through its channel partner program and from its direct sales program for the three months ended March 31, 2021 and 2020 was as follows (in thousands):

	Three months ended
	March 31, 2021	March 31, 2020
Indirect sales through channel partner program	$20,163	$28,604
Direct sales	77,726	47,295
	$97,889	$75,899

The Company's product revenue from sales to enterprise customers and from sales to service provider customers for the three months ended March 31, 2021 and 2020 was as follows (in thousands):

	Three months ended
	March 31, 2021	March 31, 2020
Sales to enterprise customers	$22,668	$27,281
Sales to service provider customers	75,221	48,618
	$97,889	$75,899

The Company's product revenue and service revenue components by segment for the three months ended March 31, 2021 and 2020 was as follows (in thousands):

RIBBON COMMUNICATIONS INC.
Notes to Condensed Consolidated Financial Statements (Continued)
(unaudited)

	Three months ended
	March 31, 2021	March 31, 2020
Product revenue
Cloud and Edge	$50,152	$54,210
IP Optical Networks	47,737	21,689
Total product revenue	$97,889	$75,899

Service revenue
Maintenance
Cloud and Edge	$54,673	$55,556
IP Optical Networks	14,032	5,512
Total maintenance revenue	68,705	61,068
Professional services
Cloud and Edge	20,597	18,265
IP Optical Networks	5,581	2,750
Total professional services revenue	26,178	21,015
Total service revenue	$94,883	$82,083

Revenue Contract Balances

The timing of revenue recognition, billings and cash collections results in billed accounts receivable; unbilled receivables, which are contract assets; and customer advances and deposits, which are contract liabilities, in the Company's condensed consolidated balance sheets. Amounts are billed as work progresses in accordance with agreed-upon contractual terms, either at periodic intervals or upon achievement of contractual milestones. Completion of services and billing may occur subsequent to revenue recognition, resulting in contract assets. The Company may receive advances or deposits from its customers before revenue is recognized, resulting in contract liabilities that are classified as deferred revenue. These assets and liabilities are reported in the Company's condensed consolidated balance sheets on a contract-by-contract basis as of the end of each reporting period. Changes in the contract asset and liability balances during the three months ended March 31, 2021 were not materially impacted by any factors other than billing and revenue recognition. Nearly all of the Company's deferred revenue balance is related to services revenue, primarily customer support contracts. Unbilled receivables stem primarily from engagements where services have been performed; however, billing cannot occur until services are completed.

In some arrangements, the Company allows customers to pay for term-based software licenses and products over the term of the software license. The Company also sells SaaS-based software under subscription arrangements, with payment terms over the term of the SaaS agreement. Amounts recognized as revenue in excess of amounts billed are recorded as unbilled receivables. Unbilled receivables that are anticipated to be invoiced in the next twelve months are included in Accounts receivable on the Company's condensed consolidated balance sheets. The changes in the Company's accounts receivable, unbilled receivables and deferred revenue balances for the three months ended March 31, 2021 were as follows (in thousands):

	Accounts receivable	Unbilled accounts receivable	Deferred revenue (current)	Deferred revenue (long-term)
Balance at January 1, 2021	$179,331	$58,407	$96,824	$26,010
Increase (decrease), net	(27,719)	(856)	5,279	(2,956)
Balance at March 31, 2021	$151,612	57,551	$102,103	$23,054

The Company recognized approximately $42 million of revenue in the months ended March 31, 2021 that was recorded as deferred revenue at December 31, 2020 and approximately $41 million of revenue in the three months ended March 31, 2020 that was recorded as deferred revenue at December 31, 2019. Of the Company's deferred revenue reported as long-term in its condensed consolidated balance sheet at March 31, 2021, the Company expects that approximately $11 million will be

RIBBON COMMUNICATIONS INC.
Notes to Condensed Consolidated Financial Statements (Continued)
(unaudited)
recognized as revenue in 2022, approximately $8 million will be recognized as revenue in 2023 and approximately $4 million will be recognized as revenue in 2024 and beyond.

All freight-related customer invoicing is recorded as revenue, while the shipping and handling costs that occur after control of the promised goods or services transfer to the customer are reported as fulfillment costs, a component of Cost of revenue - product in the Company's condensed consolidated statements of operations.

Deferred Commissions Cost

Sales commissions earned by the Company's employees are considered incremental and recoverable costs of obtaining a contract with a customer. Expense related to commission payments has been deferred on our condensed consolidated balance sheet and is being amortized over the expected life of the customer contract, which averages five years. The current and long-term portions of deferred commission expense are included as components of Other current assets and Other assets, respectively. At both March 31, 2021 and December 31, 2020, the Company had $4.1 million of deferred sales commissions capitalized.

(13) OPERATING SEGMENT INFORMATION

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

The IP Optical Networks segment provides high-performance, secure and reliable hardware and software products solutions for IP networking, switching, routing and optical transport designed to support and enable technologies like 5G, distributed cloud computing and corresponding applications by delivering ultra-low cost-per-bit transport and multi-service flexibility. The IP Optical Networks portfolio offers multiple solutions, including 5G-native solutions for mobile backhaul, metro and edge aggregation, core networking, data center interconnect, legacy NTR and transport solutions for wholesale carriers. This portfolio is offered to service provider, enterprise and industry verticals with critical transport network infrastructures including utilities, government, defense, transportation, and education and research Information for the IP Optical Networks segment for the three months ended March 31, 2020 includes the financial results of this segment for the period subsequent to the ECI Acquisition Date.

The Company has not provided segment asset information as such information is not provided to the CODM and accordingly, asset information is not used in assessing segment performance. Please see Note 6 for information regarding the allocation of goodwill between segments. Segment revenue and expenses included in the tables below represent direct revenue and expenses attributable to each segment for revenue, adjusted gross profit, and the research and development expense component of adjusted EBITDA. The Company's sales, marketing, and general and administrative functions support both segments and accordingly, these costs are allocated to both segments.

The CODM utilizes revenue, adjusted gross profit and adjusted EBITDA (earnings before interest, taxes, depreciation and amortization) to measure and assess each segment's performance. The Company calculates adjusted EBITDA by excluding from income (loss) from operations: depreciation; amortization of acquired intangible assets; stock-based compensation; certain litigation costs; acquisition-, disposal- and integration-related expense; and restructuring and related expense. These adjusted measures may also exclude other items in future periods that the Company believes are not part of the Company's core business. Adjusted gross profit and adjusted EBITDA are not financial measures determined in accordance with U.S. GAAP and may not be comparable to similarly titled measures used by other companies and should not be considered a substitute for income (loss)

RIBBON COMMUNICATIONS INC.
Notes to Condensed Consolidated Financial Statements (Continued)
(unaudited)
from operations or gross profit or other results reported in accordance with U.S. GAAP. See below for a reconciliation of adjusted gross profit to gross profit and adjusted EBITDA to income (loss) from operations, as those are the most directly comparable U.S. GAAP measures.

The tables below provide net sales, adjusted gross profit, adjusted EBITDA and depreciation expense by reportable segment for the three months ended March 31, 2021 and 2020 (in thousands):

	Three months ended
	March 31, 2021	March 31, 2020
Segment revenue:
Cloud and Edge	$125,422	$128,031
IP Optical Networks	67,350	29,951
Revenue	$192,772	$157,982

	Three months ended
	March 31, 2021	March 31, 2020
Segment adjusted gross profit:
Cloud and Edge	$84,335	$78,935
IP Optical Networks	26,474	11,746
Total segment adjusted gross profit	110,809	90,681
Stock-based compensation expense	(262)	(157)
Gross profit	$110,547	$90,524

	Three months ended
	March 31, 2021	March 31, 2020
Segment adjusted EBITDA:
Cloud and Edge	$28,330	$9,739
IP Optical Networks	(8,678)	(198)
Total segment adjusted EBITDA	19,652	9,541
Depreciation	(4,226)	(3,474)
Amortization of intangible assets	(15,823)	(14,334)
Stock-based compensation	(5,060)	(2,976)
Litigation costs	—	(3,038)
Acquisition-, disposal- and integration-related expense	(1,197)	(12,384)
Restructuring and related expense	(5,950)	(2,075)
Loss from operations	$(12,604)	$(28,740)

Segment depreciation expense:
Cloud and Edge	$3,137	$2,993
IP Optical Networks	1,089	481
Depreciation expense	$4,226	$3,474

RIBBON COMMUNICATIONS INC.
Notes to Condensed Consolidated Financial Statements (Continued)
(unaudited)
(14) MAJOR CUSTOMERS

The following customers contributed 10% or more of the Company's revenue in the three months ended March 31, 2021 and 2020:

	Three months ended
	March 31, 2021	March 31, 2020
Verizon Communications Inc.	16%	13%
AT&T Inc.	*	10%

* Represents less than 10% of total revenue.

At March 31, 2021, one customer accounted for 10% or more of the Company's accounts receivable balance, representing approximately 16% of total accounts receivable. At December 31, 2020, one customer accounted for 10% or more of the Company's accounts receivable balance, representing approximately 12% of total accounts receivable. The Company performs ongoing credit evaluations of its customers and generally does not require collateral on accounts receivable, although in some instances the Company may require letters of credit to support customer outstanding accounts receivable balances. The Company maintains an allowance for doubtful accounts and such losses have been within management's expectations.

(15) COMMON STOCK REPURCHASES

In the second quarter of 2019, the Company's Board of Directors (the "Board") approved a stock repurchase program (the "Repurchase Program") pursuant to which the Company could repurchase up to $75 million of its common stock prior to April 18, 2021. The Company did not repurchase any common stock during the three months ended March 31, 2021 or 2020. At both March 31, 2020 and December 31, 2020, the Company had $70.5 million remaining under the Repurchase Program for future repurchases. The Repurchase Program expired on April 18, 2021.

(16) STOCK-BASED COMPENSATION PLANS

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

RIBBON COMMUNICATIONS INC.
Notes to Condensed Consolidated Financial Statements (Continued)
(unaudited)
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

Executive Equity Arrangements

Inducement Awards

In connection with his appointment as President and Chief Executive Office of Ribbon, and as an inducement for Bruce McClelland's ("Mr. McClelland") commencement of employment, the Company awarded Mr. McClelland sign-on equity grants, comprised of 462,963 RSUs and a PSU grant with both market and service conditions (the "Inducement PSUs") on March 16, 2020. The RSUs vested and were released to Mr. McClelland on March 16, 2021. Subject to Mr. McClelland's continued employment, the Inducement PSUs are eligible to vest and be settled in up to 4,750,000 shares of Ribbon common stock upon the achievement of specified share price thresholds on or prior to September 1, 2024. The first share price threshold for Mr. McClelland’s Inducement PSUs was achieved on February 26, 2021, and accordingly 1,333,333 shares were released to him. These releases are included in the applicable tables below.

Performance-Based Stock Grants

In addition to granting RSUs to its executives and certain of its employees, the Company also grants PSUs to certain of its executives, including the Inducement PSUs granted to Mr. McClelland as described above.

In 2021, 2020 and 2019, the Company granted certain of its executives (the "2021 PSUs", "2020 PSUs" and "2019 PSUs", respectively), of which 60% of each executive's PSU grant had both performance and service conditions (the "Performance PSUs") and 40% had both market and service conditions (the "Market PSUs").

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

The Market PSUs have one three-year performance period, beginning January 1 in the year of grant and ending on December 31, three years thereafter (the "Market Performance Period"). The number of shares subject to the Market PSUs that will vest, if any, will be dependent upon the Company's total shareholder return ("TSR") compared with the TSR of the companies included in a custom index for the applicable Market Performance Period, measured by the Compensation Committee after the Market Performance Period ends, with any shares earned vesting in the first quarter of the fiscal year following the respective Market Performance Period, pending each executive's continued employment with the Company through that date. The number of shares of common stock underlying the Market PSUs that can be earned will in no event exceed 200% of the Market PSUs. Shares subject to the Market PSUs that fail to be earned will be forfeited.

In addition, in connection with his appointment as Executive Vice President and General Manager, Packet Optical Networking, the Company granted Sam Bucci 133,333 PSUs (the "Bucci Stock Price PSUs") with both market and service conditions. Subject to Mr. Bucci's continued employment, the Bucci Stock Price PSUs were eligible to vest and be settled in

RIBBON COMMUNICATIONS INC.
Notes to Condensed Consolidated Financial Statements (Continued)
(unaudited)
shares of Ribbon's common stock upon the achievement of a specific share price threshold on or prior to January 31, 2022. The share price threshold for Mr. Bucci’s Stock Price PSUs was achieved on February 12, 2021, and the shares were released to him. This release is included in the applicable table below.

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

At March 31, 2021, the calculation of the grant date fair value of the Market PSUs granted on March 15, 2021 had not been completed. The Company used a grant date fair value of $8.65, the closing stock price on the date of grant, to calculate expense attributable to the three months ended March 31, 2021 for these Market PSUs. The Company expects to complete the Monte Carlo valuation of these Market PSUs and will record a cumulative adjustment to expense to account for the change in grant date fair value, if any, in the second quarter of 2021. The Company does not expect any such adjustment to have a material impact on its consolidated financial statements.

Employee Bonus Program

Effective in 2021, the Company added an equity component to its cash bonus program for eligible employees, under which RSUs with a grant date fair value equal to 50% of each employee's target cash bonus were granted to each such employee (the "Bonus RSUs"). Correspondingly, cash target bonuses for eligible employees were reduced by 50%. The Company implemented this program to expand the opportunities for stock ownership more broadly throughout the Company. The Bonus RSU grants are included in the applicable table below.

Stock Options

The activity related to the Company's outstanding stock options for the three months ended March 31, 2021 was as follows:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value (in thousands)
Outstanding at January 1, 2021	207,710	$12.69
Exercised	(13,389)	$1.76
Outstanding at March 31, 2021	194,321	$13.44	3.31	$267
Vested or expected to vest at March 31, 2021	194,253	$13.45	3.31	$266
Exercisable at March 31, 2021	191,930	$13.59	3.27	$252

The total intrinsic value of options exercised was $0.1 million for the three months ended March 31, 2021. The Company received cash from option exercises of $24,000 in the three months ended March 31, 2021.

RIBBON COMMUNICATIONS INC.
Notes to Condensed Consolidated Financial Statements (Continued)
(unaudited)
Restricted Stock Awards and Units

The activity related to the Company's RSAs for the three months ended March 31, 2021 was as follows:

	Shares	Weighted Average Grant Date Fair Value
Unvested balance at January 1, 2021	86,983	$7.04
Vested	(86,983)	$7.04
Unvested balance at March 31, 2021	—	$—

The activity related to the Company's RSUs for the three months ended March 31, 2021 was as follows:

	Shares	Weighted Average Grant Date Fair Value
Unvested balance at January 1, 2021	6,531,110	$3.32
Granted	2,885,002	$8.59
Vested	(1,575,645)	$2.60
Forfeited	(372,984)	$3.68
Unvested balance at March 31, 2021	7,467,483	$5.49

The total grant date fair value of shares of restricted stock granted under RSAs and RSUs that vested during the three months ended March 31, 2021 was $4.7 million.

Performance-Based Stock Units

The activity related to the Company's PSUs for the three months ended March 31, 2021 was as follows:

	Shares	Weighted Average Grant Date Fair Value
Unvested balance at January 1, 2021	6,035,931	$1.56
Granted	642,121	$5.83
Vested	(1,525,681)	$0.98
Forfeited	(57,480)	$5.12
Unvested balance at March 31, 2021	5,094,891	$2.40

The total grant date fair value of shares of restricted stock granted under PSUs that vested during the three months ended March 31, 2021 was $1.5 million.

Stock-Based Compensation

The condensed consolidated statements of operations include stock-based compensation for the three months ended March 31, 2021 and 2020 as follows (in thousands):

RIBBON COMMUNICATIONS INC.
Notes to Condensed Consolidated Financial Statements (Continued)
(unaudited)

	Three months ended
	March 31, 2021	March 31, 2020
Product cost of revenue	$27	$27
Service cost of revenue	235	130
Research and development	627	558
Sales and marketing	1,874	752
General and administrative	2,297	1,509
	$5,060	$2,976

There was a nominal income tax benefit for stock-based compensation in the three months ended March 31, 2021; however, there was no income tax benefit in the three months ended March 31, 2020 due to the valuation allowance recorded.

At March 31, 2021, there was $36.4 million, net of expected forfeitures, of unrecognized stock-based compensation expense related to unvested stock options, stock awards and stock units. This expense is expected to be recognized over a weighted average period of approximately two years.

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

Right-of-use assets and lease liabilities are initially measured based on the present value of the future minimum fixed lease payments (i.e., fixed payments in the lease contract) over the lease term at the commencement date. As the Company's existing leases do not have a readily determinable implicit rate, the Company uses its incremental borrowing rate based on the information available at the commencement date in determining the present value of future minimum fixed lease payments. The Company calculates its incremental borrowing rate to reflect the interest rate that it would have to pay to borrow on a collateralized basis an amount equal to the lease payments in a similar economic environment over a similar term and considers its historical borrowing activities and market data from entities with comparable credit ratings in this determination. The measurement of the right-of-use asset also includes any lease payments made prior to the commencement date (excluding any lease incentives) and initial direct costs incurred. The Company assessed its right-of-use assets for impairment as of March 31, 2021 and December 31, 2020 and determined no impairment has occurred.

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

RIBBON COMMUNICATIONS INC.
Notes to Condensed Consolidated Financial Statements (Continued)
(unaudited)
liabilities. The Company expenses all variable lease costs as incurred.

In connection with the 2019 Restructuring Initiative, certain lease assets related to facilities are being partially or fully vacated as the Company consolidates its facilities. The Company has no plans to enter into sublease agreements for certain facilities. The Company ceased use of these facilities in the first quarter of 2021, the first and fourth quarters of 2020 and the third quarter of 2019. Accordingly, the Company accelerated the amortization of the associated lease assets through the planned cease-use date of each facility, resulting in additional amortization expense of $3.4 million and $0.1 million in the three months ended March 31, 2021 and 2020, respectively. The Company also recorded expense of $1.4 million in the aggregate in the three months ended March 31, 2021 for all estimated future variable lease costs related to these facilities. The Company recorded nominal expense for all estimated future variable lease costs in the three months ended March 31, 2020.

All accelerated amortization and accrual of future variable costs were recorded as Restructuring and related expense in the Company's condensed consolidated statements of operations. At March 31, 2021 and December 31, 2020, the Company had accruals of $2.1 million and $0.8 million, respectively, for all future anticipated variable lease costs related to these facilities. The Company may incur additional future expense if it is unable to sublease other locations included in the Facilities Initiative.

The Company leases its corporate offices and other facilities under operating leases, which expire at various times through 2032. In December 2020, the Company began relocating from its former leased Plano, Texas facility to its recently completed leased facility, also located in Plano, Texas, which became the Company's corporate headquarters. The Company's relocation to the new corporate headquarters was completed in the first quarter of 2021.

The Company's right-of-use lease assets and lease liabilities at March 31, 2021 and December 31, 2020 were as follows (in thousands):

	Classification	March 31, 2021	December 31, 2020
Assets
Operating lease assets	Operating lease right-of-use assets	$62,579	$69,757
Finance lease assets*	Property and equipment, net	754	983
Total leased assets		$63,333	$70,740

Liabilities
Current
Operating	Operating lease liabilities	$17,627	$17,023
Finance	Accrued expenses and other	820	902
Noncurrent
Operating	Operating lease liabilities, net of current	68,100	72,614
Finance	Other long-term liabilities	398	568
Total lease liabilities		$86,945	$91,107

* Finance lease assets were recorded net of accumulated depreciation of $2.2 million and $1.9 million at March 31, 2021 and December 31, 2020, respectively.

The components of lease expense for the three months ended March 31, 2021 and 2020 were as follows (in thousands):

RIBBON COMMUNICATIONS INC.
Notes to Condensed Consolidated Financial Statements (Continued)
(unaudited)

	Three months ended
	March 31, 2021	March 31, 2020
Operating lease cost*	$8,837	$3,344
Finance lease cost
Amortization of leased assets	229	319
Interest on lease liabilities	26	55
Short-term lease cost	3,292	5,523
Variable lease costs (costs excluded from minimum fixed lease payments)**	2,158	637
Sublease income	(276)	—
Net lease cost	$14,266	$9,878

* Operating lease cost for the three months ended March 31, 2021 included $3.4 million of accelerated amortization for certain assets partially or fully vacated in 2021 with no intent or ability to sublease. Operating lease cost for the three months ended March 31, 2020 included $0.1 million of accelerated amortization for certain assets partially or fully vacated in 2020 with no ability to sublease.
** Variable lease costs for the three months ended March 31, 2021 included an accrual of $1.4 million for all future estimated variable expenses related to certain assets partially or fully vacated in 2021 with no intent or ability to sublease. No such variable costs were accrued in the three months ended March 31, 2020.

Cash flow information related to the Company's leases for the three months ended March 31, 2021 and 2020 was as follows (in thousands):

	Three months ended
	March 31, 2021	March 31, 2020
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows for operating leases	$5,561	$3,113
Operating cash flows for finance leases	$26	$55
Financing cash flows for finance leases	$272	$338

Other information related to the Company's leases as of March 31, 2021 and December 31, 2020 was as follows:

	March 31, 2021	December 31, 2020
Weighted average remaining lease term (years)
Operating leases	6.52	6.59
Finance leases	1.51	1.70
Weighted average discount rate
Operating leases	5.72%	5.67%
Finance leases	5.74%	6.15%

Future minimum fixed lease payments under noncancelable leases at March 31, 2021 were as follows (in thousands):

RIBBON COMMUNICATIONS INC.
Notes to Condensed Consolidated Financial Statements (Continued)
(unaudited)

	March 31, 2021
	Operating	Finance
	leases	leases
Remainder of 2021	$16,397	$701
2022	20,026	509
2023	17,267	62
2024	10,392	—
2025	8,540	—
2026 and beyond	32,592	—
Total lease payments	105,214	1,272
Less: interest	(19,487)	(54)
Present value of lease liabilities	$85,727	$1,218

(18) INCOME TAXES

The Company's income tax provisions for the three months ended March 31, 2021 and 2020 reflect the Company's estimates of the effective rates expected to be applicable for the respective full years, adjusted for any discrete events, which are recorded in the period that they occur. These estimates are reevaluated each quarter based on the Company's estimated tax expense for the full year. The estimated effective tax rate includes the impact of valuation allowances in various jurisdictions.

(19) COMMITMENTS AND CONTINGENCIES

Liabilities for Royalty Payments to the IIA. Prior to the ECI Acquisition, ECI had received research and development grants from the Office of the Innovation Authority of the Israeli Ministry of Economics (the "IIA"). The Company assumed ECI's contract with the IIA, which requires the Company to pay royalties to the IIA on proceeds from the sale of products which the Israeli government has supported by way of research and development grants. The royalties for grants prior to 2017 were calculated at the rates of 1.3% to 5.0% of the aggregated proceeds from the sale of such products developed at certain of the Company's R&D centers, up to an amount not exceeding 100% of such grants plus interest at LIBOR. Effective for grants approved in 2017 and subsequently, interest was calculated at the higher of LIBOR plus 1.5% to 2.75%. At March 31, 2021, the Company's maximum possible future royalties commitment, including $5.2 million of unpaid royalties accrued, was $42.0 million, including interest of $2.0 million, based on estimates of future product sales, grants received from the IIA not yet repaid, and management's estimation of products still to be sold.

Research and Development Grants. The Company records grants received from the IIA as a reduction to research and development expense. Royalties payable to the IIA are recognized pursuant to sales of related products and are classified as Cost of revenue.

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

RIBBON COMMUNICATIONS INC.
Notes to Condensed Consolidated Financial Statements (Continued)
(unaudited)
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

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion of the financial condition and results of operations of Ribbon Communications Inc. should be read in conjunction with the condensed consolidated financial statements and the related notes thereto included elsewhere in this Quarterly Report on Form 10-Q and the audited financial statements and notes thereto and Management's Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the year ended December 31, 2020, which was filed with the U.S. Securities and Exchange Commission on February 26, 2021.

Overview

We are a leading global provider of communications technology to service providers and enterprises. We provide a broad range of software and high-performance hardware products, solutions and services that enable the secure delivery of data and voice communications for residential consumers and for small, medium and large enterprises and industry verticals such as finance, education, government, utilities and transportation. Our mission is to create a recognized global technology leader providing increasingly cloud-centric solutions that enable the secure exchange of information, with unparalleled scale, performance and elasticity. Headquartered in Plano, Texas, we have a global presence with research and development and/or sales and support locations in over thirty-five countries around the world.

Impact of COVID-19 on Our Business

In 2020, a novel strain of the coronavirus (COVID-19) was declared by the World Health Organization to be a global pandemic. The COVID-19 pandemic has had a negative effect on the global economy, disrupting the various manufacturing, commodity and financial markets and increasing volatility, and has impeded global supply chains, including that of our IP Optical Networks operating segment. Continued dampened global economic conditions as a result of the COVID-19 pandemic, especially in areas where a vaccine rollout is slower, such as India, may cause our customers to restrict spending or delay purchases for an indeterminate period of time and consequently cause our revenues to decline. In addition, our ability to deliver our solutions as agreed upon with our customers depends on the ability of our global contract manufacturers, vendors, licensors and other business partners to deliver products or perform services we have procured from them. While, to date, we have not experienced material issues, if the ongoing COVID-19 pandemic impairs the ability of our business partners to support us on a timely basis, or negatively impacts the demand for our customers' other products and services, our ability to perform our customer contracts as well as the demand for our solutions may suffer. In addition, disruptions from the COVID-19 pandemic could include, and with respect to our IP Optical Networks operating segment have included, disruption of logistics necessary to import, export and deliver our solutions. The COVID-19 pandemic continues to limit in some locations the ability of our employees to perform their work due to illness caused by the pandemic or local, state or federal orders requiring employees to remain at home. The degree to which the COVID-19 pandemic ultimately impacts our business, financial position and results of operations will depend on future developments beyond our control, including the effectiveness and timing of any vaccines, the frequency and duration of future waves of infection, the effectiveness and timing of any vaccines, the extent of actions to contain or treat the virus, how quickly and to what extent normal economic and operating conditions can resume, and the severity and duration of the global economic downturn that results from the pandemic.

As a response to the ongoing COVID-19 pandemic, we have continued to implement plans to manage our costs. As part of that plan, we implemented a temporary wage reduction of 10% to 50% applicable to the base salary of most of our employees, which salary reduction ended in 2020. We have eliminated all travel except where necessary to meet customer or regulatory needs and acted to limit discretionary spending. To the extent the business disruption continues for an extended period, additional cost management actions will be considered. Any future asset impairment charges, increases in the allowance for doubtful accounts or restructuring charges could be more likely and will be dependent on the severity and duration of this crisis.

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

This reclassification resulted in reductions to Cost of revenue - product and Sales and marketing of $8.9 million and $5.4 million, respectively, reclassified to Amortization of acquired intangible assets for the three months ended March 31, 2020.

The reduction in the three months ended March 31, 2020 to Cost of revenue - product increased our product gross profit as a percentage of product revenue ("product gross margin") and our total gross profit as a percentage of revenue ("total gross margin) by approximately 12 percentage points and 6 percentage points, respectively.

Acquisition of ECI Telecom Group Ltd.

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

Sale of Kandy Communications Business

On December 1, 2020 (the "Kandy Sale Date"), we completed the sale of our Kandy Communications Business to American Virtual Cloud Technologies, Inc. ("AVCT"). AVCT purchased the assets and assumed certain liabilities associated with the Kandy Communications Business, as well as all of the outstanding interests in Kandy Communications LLC, a subsidiary of the Company (the "Kandy Sale"). The assets acquired and liabilities assumed by AVCT in connection with the Kandy Sale were primarily comprised of accounts receivable, property and equipment, trade accounts payable and employee-related accruals.

As sale consideration, AVCT paid us $45.0 million, subject to certain adjustments, in the form of units of AVCT's securities (the "AVCT Units"), with each AVCT Unit consisting of: $1,000 in principal amount of AVCT’s Series A-1 convertible debentures (the “Debentures”); and (ii) one warrant to purchase 100 shares of AVCT common stock, $0.0001 par value (the “Warrants”), as consideration for the Kandy Sale. We received 43,778 AVCT Units as sale consideration on the Kandy Sale Date.

The Debentures bear interest at a rate of 10% per annum, which will be added to the principal amount of the Debentures, except upon maturity, in which case accrued and unpaid interest is payable in cash. The entire principal of each Debenture, together with accrued and unpaid interest thereon, is due and payable on the earlier of the May 1, 2023 maturity date or the occurrence of a Change in Control as defined in the definitive purchase agreement, as amended (the "Amended Kandy Agreement"). Each Debenture is convertible, in whole or in part, at any time at our option into that number of shares of AVCT common stock, calculated by dividing the principal amount being converted, together with all accrued and unpaid interest thereon, by the applicable conversion price, initially $3.45. The Debentures are subject to mandatory redemption if the AVCT stock price is at or above $6.00 per share for 40 trading days in any 60 consecutive trading day period, subject to the satisfaction of certain other conditions. The conversion price is subject to customary adjustments including, but not limited to, stock dividends, stock splits and reclassifications. At the Company's option, up to $5.0 million of the Debentures may be redeemed by AVCT at par in the event AVCT raises at least $50.0 million in its offering of AVCT Units. As of February 19, 2021, the stock price had traded above $6.00 for 40 days within a 60 consecutive trading day period, and accordingly, the Debentures will be converted to shares of AVCT common stock upon the completion of customary regulatory filings by AVCT.

The Warrants are independent of the Debentures and entitle us to purchase 4,377,800 shares of AVCT common stock at an exercise price of $0.01 per share. The Warrants expire on December 1, 2025, and were immediately exercisable on the Kandy Sale Date.

We had not redeemed any of the Debentures or exercised any of the Warrants as of March 31, 2021. We are also subject to a lock-up provision which limits our ability to sell any shares of AVCT common stock underlying the Debentures and the Warrants prior to June 1, 2021, except in certain transactions.

We determined that the AVCT Units had a fair value of $84.9 million at the Kandy Sale Date, comprised of the Debentures with a fair value of $66.3 million and the Warrants with a fair value of $18.6 million. The value of the net assets sold to AVCT totaled $1.3 million, resulting in a gain on the sale of $83.6 million.

We are calculating the fair value of the Debentures and Warrants at each quarter-end and recording any adjustments to the fair values in Other expense, net. At March 31, 2021 and December 31, 2020, the aggregate fair value of the Debentures and Warrants was $92.7 million and $115.2 million, respectively. We recorded the loss of $23.9 million arising from the decrease in the fair value of the Debentures and Warrants from March 31, 2021 to March 31, 2021 in Other expense, net, in our condensed consolidated statement of operations for the three months ended March 31, 2021. The loss was partially offset by $1.5 million of interest which was added to the principal of the Debentures. The interest is included in Interest (expense) income, net, in the consolidated statement of operations for the three months ended March 31, 2021. The fair values of the Debentures and Warrants are reported as Investments in our condensed consolidated balance sheets at March 31, 2021 and December 31, 2020.

Operating Segments

Effective in the fourth quarter of 2020 and in connection with the ECI Acquisition, our CODM began to assess our performance based on the performance of two separate organizations within Ribbon: the Cloud and Edge operating segment ("Cloud and Edge") and the IP Optical Networks operating segment ("IP Optical Networks"). Amounts attributable to IP Optical Networks in the three months ended March 31, 2020 are for the period subsequent to the ECI Acquisition Date. For additional details regarding our operating segments, see Note 13 - Operating Segment Information to our condensed consolidated financial statements.

Financial Overview

Financial Results

We reported losses from operations of $12.6 million and $28.7 million for the three months ended March 31, 2021 and 2020, respectively.

Our revenue was $192.8 million in the three months ended March 31, 2021, comprised of $125.4 million attributable to our Cloud and Edge segment and $67.4 million attributable to our IP Optical Networks segment. Our revenue was $158.0 million in the three months ended March 31, 2020, comprised of $128.0 million attributable to our Cloud and Edge segment and $30.0 million attributable to our IP Optical Networks segment.

Our gross profit was $110.5 million in the three months ended March 31, 2021, comprised of $84.1 million attributable to our Cloud and Edge segment and $26.4 million attributable to our IP Optical Networks segment. Our gross profit in the three months ended March 31, 2020 was $90.5 million, comprised of $78.8 million attributable to our Cloud and Edge segment and $11.7 million attributable to our IP Optical Networks segment. Our gross profit as a percentage of revenue ("total gross margin") in both three-month periods ended March 31, 2021 and 2020 was 57.3% . Our gross margin attributable to our Cloud and Edge segment in the three months ended March 31, 2021 and 2020 was 67.1% and 61.5%, respectively, and attributable to our IP Optical Networks segment was 39.2% in both the three months ended March 31, 2021 and 2020.

Our operating expenses were $123.2 million and $119.3 million in the three months ended March 31, 2021 and 2020, respectively. Operating expenses for the three months ended March 31, 2021 included $1.2 million of acquisition- and integration-related expense and $6.0 million of restructuring and related expense. Operating expenses for the three months ended March 31, 2020 included $12.4 million of acquisition-, disposal- and integration-related expense and $2.1 million of restructuring and related expense.

We recorded stock-based compensation expense of $5.1 million and $3.0 million in the three months ended March 31, 2021 and 2020, respectively. These amounts are included as components of both Cost of revenue and Operating expenses in our condensed consolidated statements of operations.

See "Results of Operations" in this MD&A for a discussion of the changes in our revenue and expenses for the three months ended March 31, 2021 compared to the three months ended March 31, 2020.

Restructuring and Cost Reduction Initiatives

2020 Restructuring Initiative. In 2020, we implemented a restructuring plan to eliminate certain positions and redundant facilities, primarily in connection with the ECI Acquisition, to further streamline our global footprint and improve our operations (the "2020 Restructuring Initiative"). In connection with this initiative, we expect to eliminate duplicate functions arising from the ECI Merger and support our efforts to integrate the two companies. The 2020 Restructuring Initiative includes facility consolidations and a reduction in workforce, including three former executives of ECI for whom severance aggregating $1.1 million was recorded in the three months ended March 31, 2020.

In connection with the 2020 Restructuring Initiative, we recorded restructuring and related expense of $0.4 million and $1.1 million in the three months ended March 31, 2021 and 2020, respectively. The amount recorded in the three months ended March 31, 2021 was comprised of $0.7 million for severance and related costs for approximately 10 employees and $0.4 million for variable costs related to restructured facilities, offset by a credit of $0.7 million for changes in estimate related to amounts previously recorded. The amount recorded in the three months ended March 31, 2020 represented severance for three former executives of ECI. We expect that the amounts related to severance will be paid in 2021. We expect to record additional restructuring and related expense approximating $4 million under the 2020 Restructuring Initiative in the aggregate for severance and planned facility consolidations.

2019 Restructuring Initiative. In June 2019, we implemented a restructuring plan to further streamline our global footprint, improve our operations and enhance our customer delivery (the "2019 Restructuring Initiative"). The 2019 Restructuring Initiative includes facility consolidations, refinement of our research and development activities, and a reduction in workforce. In connection with this initiative, we expect to reduce our focus on hardware and hardware-based development over time and to increase our development focus on software virtualization, functional simplicity and important customer requirements. The facility consolidations under the 2019 Restructuring Initiative (the "Facilities Initiative") include a consolidation of our North Texas sites into a single campus, housing engineering, customer training and support, and administrative functions, as well as a reduction or elimination of certain excess and duplicative facilities worldwide. In addition, we are substantially consolidating our global software laboratories and server farms into two lower cost North American sites. We continue to evaluate our properties included in the Facilities Initiative for accelerated amortization and/or right-of-use asset impairment. We expect that the actions under the Facilities Initiative will be completed in 2021.

In connection with the 2019 Restructuring Initiative, we recorded restructuring and related expense of $5.6 million and $1.0 million in the three months ended March 31, 2021 and 2020, respectively. The amount recorded in the three months ended March 31, 2021 related to facilities. The amount recorded in the three months ended March 31, 2020 was comprised of $0.7 million for severance and related costs for five employees and $0.3 million related to facilities. We expect that we will record nominal, if any, additional restructuring and related expense related to severance and related costs under the 2019 Restructuring Initiative.

Accelerated Rent Amortization. Accelerated rent amortization is recognized from the date that we commence the plan to fully or partially vacate a facility, for which there is no intent or ability to enter into a sublease, through the final vacate date. We recorded $3.4 million and $0.1 million for accelerated rent amortization in the three months ended March 31, 2021 and 2020, respectively, in connection with our 2019 Restructuring Initiative. These amounts are included as components of Restructuring and related expense. We continue to evaluate our properties included in the Facilities Initiative for accelerated amortization and/or right-of-use asset impairment. We may incur additional future expense if we are unable to sublease other locations included in the Facilities Initiative.

Critical Accounting Policies and Estimates

Management's discussion and analysis of financial condition and results of operations is based upon our condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP"). The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. We base our estimates and judgments on historical experience, knowledge of current conditions and beliefs of what could occur in the future given available information. We consider the following accounting policies to be both those most important to the portrayal of our financial condition and those that require the most subjective judgment: revenue recognition, the valuation of inventory, the valuation of the Debentures and Warrants received as sale consideration in connection with the Kandy Sale, warranty accruals, loss contingencies and reserves, stock-based compensation, business combinations, goodwill and intangible assets, accounting for leases, and accounting for income taxes. If actual results differ significantly from management's estimates and projections, there could be a material effect on our condensed consolidated financial statements. There were no significant changes to our critical accounting policies from January 1, 2021 through March 31, 2021. For a further discussion of our other critical accounting policies and estimates, please refer to our Annual Report on Form 10-K for the year ended December 31, 2020.

Results of Operations

Three months ended March 31, 2021 and 2020

Revenue. Revenue for the three months ended March 31, 2021 and 2020 was as follows (in thousands, except percentages):

	Three months ended		Increase from prior year
	March 31, 2021	March 31, 2020	$	%
Product	$97,889	$75,899	$21,990	29.0%
Service	94,883	82,083	12,800	15.6%
Total revenue	$192,772	$157,982	$34,790	22.0%

Segment revenue for the three months ended March 31, 2021 and 2020 was as follows (in thousands):

	Three months ended March 31, 2021			Three months ended March 31, 2020
	Cloud and Edge	IP Optical Networks	Total	Cloud and Edge	IP Optical Networks	Total
Product	$50,152	$47,737	$97,889	$54,210	$21,689	$75,899
Service	75,270	19,613	94,883	73,821	8,262	82,083
Total revenue	$125,422	$67,350	$192,772	$128,031	$29,951	$157,982

The increase in our product revenue in the three months ended March 31, 2021 compared to the three months ended March 31, 2020 was primarily the result of the inclusion of approximately $26 million of higher product revenue attributable to our IP Optical Networks segment in the current year quarter, in part due to the inclusion of IP Optical Networks revenue for the full quarter, compared to only one month of revenue in the three months ended March 31, 2020. The decrease in revenue in our Cloud and Edge segment was primarily attributable to lower sales of our on-premise Enterprise Edge SBC products and the loss of revenue due to the Kandy Sale, partially offset by higher revenue from sales of certain of our software applications.

Revenue from indirect sales through our channel partner program was 21% and 38% of our product revenue in the three months ended March 31, 2021 and 2020, respectively. In the three months ended March 31, 2021, 23% of our product revenue was attributable to sales to enterprise customers, compared to 36% in the three months ended March 31, 2020. These sales were made through both our direct sales team and indirect sales channel partners.

The timing of the completion of customer projects and revenue recognition criteria satisfaction may cause our product revenue to fluctuate from one period to the next.

Service revenue is primarily comprised of hardware and software maintenance and support (“maintenance revenue”) and network design, installation and other professional services (“professional services revenue”).

Service revenue for the three months ended March 31, 2021 and 2020 was comprised of the following (in thousands, except percentages):

	Three months ended		Increase from prior year
	March 31, 2021	March 31, 2020	$	%
Maintenance	$68,705	$61,068	$7,637	12.5%
Professional services	26,178	21,015	5,163	24.6%
	$94,883	$82,083	$12,800	15.6%

Segment service revenue for the three months ended March 31, 2021 and 2020 was comprised of the following (in thousands):

	Three months ended March 31, 2021			Three months ended March 31, 2020
	Cloud and Edge	IP Optical Networks	Total	Cloud and Edge	IP Optical Networks	Total
Maintenance	$54,673	$14,032	$68,705	$55,556	$5,512	$61,068
Professional services	20,597	5,581	26,178	18,265	2,750	21,015
Total service revenue	$75,270	$19,613	$94,883	$73,821	$8,262	$82,083

The increase in maintenance revenue in the three months ended March 31, 2021 compared to the three months ended March 31, 2020 was primarily attributable to the inclusion of a full quarter of IP Optical Networks segment sales, compared to only one month of revenue in the three months ended March 31, 2020. The increase in professional services revenue was partially attributable to the inclusion of approximately $3 million of higher professional services revenue attributable to a full quarter of IP Optical Networks segment sales in the current year quarter, compared to only one month of revenue in the three months ended March 31, 2020, coupled with approximately $2 million of higher professional services revenue attributable to our Cloud and Edge segment.

The following customers contributed 10% or more of our revenue in the three months ended March 31, 2021 and 2020:

	Three months ended
Customer	March 31, 2021	March 31, 2020
Verizon Communications Inc.	16%	13%
AT&T Inc.	*	10%

* Represents less than 10% of total revenue.

Revenue from customers domiciled outside the United States was 59% and 50% of revenue in the three months ended March 31, 2021 and 2020, respectively. Due to the timing of project completions, we expect that the domestic and international components as a percentage of revenue may fluctuate from quarter to quarter and year to year. In addition, as a result of the ECI Acquisition, we expect that the domestic and international revenue as a percentage of revenue in future periods will change, as virtually all of ECI's revenue has historically been recognized from customers outside the United States.

Our deferred product revenue was approximately $6 million and $8 million at March 31, 2021 and December 31, 2020, respectively. Our deferred service revenue was approximately $119 million and $115 million at March 31, 2021 and December 31, 2020, respectively. Our deferred revenue balance may fluctuate because of the timing of revenue recognition, customer payments, maintenance contract renewals, contractual billing rights and maintenance revenue deferrals included in multiple element arrangements.

We expect that our total revenue in 2021 will increase compared to 2020 as a result of both increased customer spend and continued cross-selling opportunities.

Cost of Revenue/Gross Margin. Our cost of revenue consists primarily of amounts paid to third-party manufacturers for purchased materials and services, royalties, inventory valuation adjustments, warranty costs, and manufacturing and services personnel and related costs. Our cost of revenue and gross margins for the three months ended March 31, 2021 and 2020 were as follows (in thousands, except percentages):

	Three months ended		Increase from prior year
	March 31, 2021	March 31, 2020	$	%
Cost of revenue
Product	$44,445	$35,979	$8,466	23.5%
Service	37,780	31,479	6,301	20.0%
Total cost of revenue	$82,225	$67,458	$14,767	21.9%
Gross margin
Product	54.6%	52.6%
Service	60.2%	61.6%
Total gross margin	57.3%	57.3%

Our segment cost of revenue and gross margins for the three months ended March 31, 2021 and 2020 were as follows (in thousands, except percentages):

	Three months ended March 31, 2021			Three months ended March 31, 2020
	Cloud and Edge	IP Optical Networks	Total	Cloud and Edge	IP Optical Networks	Total
Product	$13,421	$31,024	$44,445	$21,537	$14,442	$35,979
Service	27,839	9,941	37,780	27,716	3,763	31,479
Total cost of revenue	$41,260	$40,965	$82,225	$49,253	$18,205	$67,458

	Three months ended March 31, 2021			Three months ended March 31, 2020
	Cloud and Edge	IP Optical Networks	Total	Cloud and Edge	IP Optical Networks	Total
Product	73.2%	35.0%	54.6%	60.3%	33.4%	52.6%
Service	63.0%	49.3%	60.2%	62.5%	54.5%	61.6%
Total gross margin	67.1%	39.2%	57.3%	61.5%	39.2%	57.3%

The increase in our product gross margin in the three months ended March 31, 2021 compared to the three months ended March 31, 2020 was primarily due to margin improvement in our Cloud and Edge segment. The increase in product gross margin of our Cloud and Edge segment was primarily attributable to customer and product mix, and to a lesser extent, the impact of the Kandy Sale.

The decrease in our service gross margin in the three months ended March 31, 2021 compared to the three months ended March 31, 2020 was primarily due to the inclusion of a full quarter of our IP Optical Networks segment's historically lower service gross margin for the full quarter, coupled with higher installation costs.

We believe that our total gross margin will decrease slightly in 2021 compared to 2020, primarily due to higher expected sales from IP Optical Networks, which have historically lower margins due to the higher hardware content in their products.

Research and Development Expenses. Research and development expenses consist primarily of salaries and related personnel expenses and prototype costs for the design, development, testing, and enhancement of our products. Research and development expenses for the three months ended March 31, 2021 and 2020 were as follows (in thousands, except percentages):

			Increase from prior year
	March 31, 2021	March 31, 2020	$	%
Three months ended	$47,410	$42,295	$5,115	12.1%

The increase in research and development expenses in the three months ended March 31, 2021 compared to the three months ended March 31, 2020 was primarily attributable to the inclusion of a full quarter of IP Optical Networks expense, compared to only one month of expense in the three months ended March 31, 2020, which added approximately $13 million in research and development expenses, principally employee-related. This increase was partially offset by approximately $8 million of lower expenses in our Cloud and Edge segment, primarily lower employee-related, third-party consulting and infrastructure-related expenses due to our previous cost reduction and restructuring initiatives and the impact of the Kandy Sale.

Some aspects of our research and development efforts require significant short-term expenditures, the timing of which may cause significant variability in our expenses. We believe that rapid technological innovation is critical to our long-term success, and we are tailoring our investments to meet the requirements of our customers and market. We believe that our research and development expense in 2021 will increase compared to 2020, primarily due to incremental investment in our IP Optical Networks segment to address the global market opportunity.

Sales and Marketing Expenses. Sales and marketing expenses primarily consist of salaries and related personnel costs, commissions, travel and entertainment expenses, promotions, customer trial and evaluations inventory, and other marketing and sales support expenses. Sales and marketing expenses for the three months ended March 31, 2021 and 2020 were as follows (in thousands, except percentages):

			Increase from prior year
	March 31, 2021	March 31, 2020	$	%
Three months ended	$37,218	$30,971	$6,247	20.2%

The increase in sales and marketing expenses in the three months ended March 31, 2021 compared to the three months ended March 31, 2020 was primarily attributable to the inclusion of a full quarter of IP Optical Networks expense, compared to only one month of expense in the three months ended March 31, 2020, which added approximately $10 million in sales and marketing expenses, principally employee-related expenses. This increase was partially offset by approximately $4 million of lower costs in our Cloud and Edge segment, principally employee- and infrastructure-related, arising from our previous cost reduction and restructuring initiatives.

We believe that our sales and marketing expenses will increase modestly in 2021 compared with 2020, primarily due to higher employee-related expenses and higher costs, assuming COVID-19 restrictions continue to ease.

General and Administrative Expenses. General and administrative expenses consist primarily of salaries and related personnel costs for executive and administrative personnel, and audit, legal and other professional fees. General and administrative expenses for the three months ended March 31, 2021 and 2020 were as follows (in thousands, except percentages):

			Decrease from prior year
	March 31, 2021	March 31, 2020	$	%
Three months ended	$15,553	$17,205	$(1,652)	(9.6)%

The decrease in general and administrative expenses in the three months ended March 31, 2021 compared to the three months ended March 31, 2020 was primarily attributable to the absence in the current year quarter of approximately $3 million of litigation-related expense in our Cloud and Edge segment, coupled with approximately $1 million of lower other Cloud and Edge expenses. These reductions were partially offset by higher expense due to the inclusion of a full quarter of IP Optical Networks expense in the current year quarter, compared to only one month of expense in the three months ended March 31, 2020, which added approximately $2 million in general and administrative expenses, principally employee-related.

We believe that our general and administrative expenses in 2021 will be consistent with our 2020 levels and decline in future years as we realize additional integration synergies.

Amortization of Acquired Intangible Assets. Amortization of acquired intangible assets for the three months ended March 31, 2021 and 2020 was as follows (in thousands, except percentages):

			Increase from prior year
	March 31, 2021	March 31, 2020	$	%
Three months ended	$15,823	$14,334	$1,489	10.4%

The increase in amortization of acquired intangible assets in the three months ended March 31, 2021 compared to the three months ended March 31, 2020 was primarily due to expense related to the inclusion of a full quarter of amortization of the intangible assets arising from the ECI Acquisition, compared to only one month of such amortization in the three months ended March 31, 2020. Amortization of acquired intangible assets is reported separately in the condensed consolidated statements of operations.

Acquisition-, Disposal- and Integration-Related Expenses. Acquisition-, disposal- and integration-related expenses include those expenses related to acquisitions that we would otherwise not have incurred. Acquisition- and disposal-related expenses include professional and services fees, such as legal, audit, consulting, paying agent and other fees. Integration-related expenses represent incremental costs related to combining our systems and processes with those of acquired businesses, such as third-party consulting and other third-party services.

We recorded $1.2 million of acquisition-, disposal- and integration-related expenses in the three months ended March 31, 2021, comprised of $0.2 million of disposal-related fees incurred in connection with the Kandy Sale and $1.0 million of integration-related expenses, primarily related to the ECI Acquisition.

We recorded $12.4 million of acquisition-, disposal- and integration-related expenses in the three months ended March 31, 2020, virtually all of which was for professional fees primarily in connection with the ECI Acquisition.

Acquisition-, disposal- and integration-related expenses are reported separately in the consolidated statements of operations.

Restructuring and Related Expense. We have been committed to our streamlining operations and reducing operating costs by closing and consolidating certain facilities and reducing our worldwide workforce. Please see the additional discussion of our restructuring initiatives in the "Restructuring and Cost Reduction Initiatives" section of the Overview of this MD&A.

We recorded restructuring and related expense of $6.0 million in the three months ended March 31, 2021, comprised of $5.3 million related to facilities and $0.7 million for severance and related expenses. We recorded $2.1 million in the three months ended March 31, 2020, comprised of $1.8 million for severance and related expenses $0.3 million related to facilities.

Although we have eliminated positions as part of our restructuring initiatives, we continue to hire in certain areas that we believe are important to our future growth. Restructuring and related expense is reported separately in the condensed consolidated statements of operations.

Interest Expense, Net. Interest income and interest expense for the three months ended March 31, 2021 and 2020 were as follows (in thousands, except percentages):

	Three months ended		Increase from prior year
	March 31, 2021	March 31, 2020	$	%
Interest income	$1,485	$318	$1,167	367.0%
Interest expense	(7,304)	(3,713)	3,591	96.7%
	$(5,819)	$(3,395)	$2,424	71.4%

Interest income in the three months ended March 31, 2021 was primarily due to the paid-in-kind interest on the Debentures, which was recorded as an increase to the fair value of the Debentures. Interest expense in the three months ended March 31, 2021 was comprised of interest and debt issuance costs in connection with the 2020 Credit Facility (as defined below), including the write-off of $2.5 million of capitalized debt insurance costs in connection with the Third Amendment (as defined below), coupled with interest on finance leases.

Interest income in the three months ended March 31, 2020 primarily represents interest earned on the outstanding note receivable arising from litigation that was settled in 2019. Interest expense in the three months ended March 31, 2020 was comprised of interest and debt issuance costs in connection with the 2020 Credit Facility, the write-off of debt issuance costs in connection with the retirement of the 2019 Credit Facility and interest on other borrowings and finance leases.

Income Taxes. We recorded provisions for income taxes of $0.8 million and $0.2 million in the three months ended March 31, 2021 and 2020, respectively. These amounts reflect our estimates of the effective rates expected to be applicable for the respective full fiscal years, adjusted for any discrete events, which are recorded in the period that they occur. These estimates are reevaluated each quarter based on our estimated tax rate for the full fiscal year. The estimated effective tax rate includes the impact of valuation allowances in various jurisdictions.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements that have or are reasonably likely to have a current or future material effect on our financial position, changes in financial position, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Liquidity and Capital Resources

Our condensed consolidated statements of cash flows are summarized as follows (in thousands):

	Three months ended
	March 31, 2021	March 31, 2020	Change
Net loss	$(44,687)	$(33,170)	$(11,517)
Adjustments to reconcile net loss to cash flows (used in) provided by operating activities	52,700	23,324	29,376
Changes in operating assets and liabilities	(14,225)	49,778	(64,003)
Net cash provided by operating activities	$(6,212)	$39,932	$(46,144)
Net cash used in investing activities	$(5,357)	$(309,369)	$304,012
Net cash (used in) provided by financing activities	$(14,777)	$335,052	$(349,829)

Our cash and restricted cash aggregated $109 million at March 31, 2021. We had cash and restricted cash of $136 million at December 31, 2020. These amounts included cash and restricted cash aggregating approximately $39 million at March 31, 2021 and $46 million at December 31, 2020 held by our non-U.S. subsidiaries. If we elected to repatriate all excess funds held by our non-U.S. subsidiaries as of March 31, 2021, we do not believe that the amounts of potential withholding taxes that would arise from the repatriation would have a material effect on our liquidity.

We currently maintain the Senior Secured Credit Facilities Credit Agreement (as amended, the "2020 Credit Facility"), by and among us, as a guarantor, Ribbon Communications Operating Company, Inc., as the borrower ("Borrower"), Citizens Bank, N.A. ("Citizens"), as administrative agent, a lender, issuing lender, swingline lender, joint lead arranger and bookrunner, Santander Bank, N.A., as a lender, joint lead arranger and bookrunner, and the other lenders party thereto (each, together with Citizens Bank, N.A. and Santander Bank, N.A., referred to individually as a "Lender", and collectively, the "Lenders"). For additional details regarding the terms of the 2020 Credit Facility, see Note 10 - Debt to our condensed consolidated financial statements.

On March 3, 2021 (the "Third Amendment Effective Date"), we entered into a Third Amendment to Credit Agreement (the "Third Amendment"), which further amended the 2020 Credit Facility. The Third Amendment provided for an incremental term loan facility to us in the original principal amount of $74.6 million, the proceeds of which were used on the Third Amendment Effective Date to consummate an open market purchase of all outstanding amounts under the Term B Loan. Upon the consummation of the open market purchase, the Term B Loans were assigned to the Borrower and immediately canceled, such that the outstanding amount under the Term A Loan and incremental term loan facility were combined and held by the Lenders (the "2020 Term Loan"). We are required to make quarterly principal payments on the 2020 Term Loan aggregating approximately $20 million per year in the first three years and $30 million in the fourth year, with the final payment approximating $300 million due on the maturity date.

At March 31, 2021, we had an outstanding 2020 Term Loan balance of $390.6 million at an average interest rate of 3.40% and $6.4 million of letters of credit outstanding with an interest rate of 2.50%. We were in compliance with all covenants of the 2020 Credit Facility at both March 31, 2021 and December 31, 2020.

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

As a result of exposure to interest rate movements, during March 2020, we entered into an interest rate swap arrangement, which effectively converted our $400 million term loan with its variable interest rate based upon one-month LIBOR to an aggregate fixed rate of 0.904%, plus a leverage-based margin as defined in the 2020 Credit Facility. The notional amount of this swap as of March 31, 2021 was $400 million, and the swap matures on March 3, 2025, the same date the 2020 Credit Facility matures.

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

The effective portion of changes in the fair value of derivatives designated and that qualify as cash flow hedges is recorded in accumulated other comprehensive income (loss) in the condensed consolidated balance sheet and is subsequently reclassified into earnings in the period that the hedged forecasted transactions affect earnings. During the three months ended March 31, 2021 and 2020, such a derivative was used to hedge the variable cash flows associated with the 2020 Credit Facility. Any ineffective portion of the change in fair value of the derivative would be recognized directly in earnings. However, during the three months ended March 31, 2021 and 2020, we recorded no hedge ineffectiveness.

Amounts reported in accumulated other comprehensive income (loss) related to our derivative will be reclassified to interest expense as interest is accrued on our variable-rate debt. Based upon projected forward rates, we estimate as of March 31, 2021 that $3.1 million may be reclassified as an increase to interest expense over the next 12 months.

From time to time, we enter into uncommitted and unsecured short-term loans to finance exports in China. We did not have any such short-term loans outstanding at March 31, 2021 and December 31, 2020.

We use letters of credit, performance and bid bonds in the course of our business. At March 31, 2021, we had bank guarantees, performance and bid bonds under various uncommitted facilities (collectively, the "Guarantees") aggregating $26.9 million, and $6.4 million of letters of credit under the 2020 Credit Facility (the "Letters of Credit"). At December 31, 2020, we had Guarantees aggregating $27.0 million and $5.6 million of Letters of Credit. At both March 31, 2021 and December 31, 2020, we had cash collateral of $2.7 million supporting the Guarantees, which are included in Restricted cash in our condensed consolidated balance sheets.

In the second quarter of 2019, our Board of Directors (the "Board") approved a stock repurchase program pursuant to which we may repurchase up to $75 million of the Company's common stock prior to April 18, 2021. Repurchases under the program could be made in the open market, in privately negotiated transactions or otherwise, with the amount and timing of repurchases depending on the market conditions and corporate discretion. This program did not obligate us to acquire any particular amount of common stock and the program could be extended, modified, suspended or discontinued at any time at the Board's discretion. We did not repurchase any shares during the three months ended March 31, 2021 or the year ended December 31, 2020. At both March 31, 2021 and December 31, 2020, we had $70.5 million remaining under the Repurchase Program for future repurchases. The Repurchase Program expired on April 18, 2021.

Cash Flows from Operating Activities

Our operating activities used $6.2 million in the three months ended March 31, 2021 and provided $39.9 million of cash in the three months ended March 31, 2020.

Cash used in operating activities in the three months ended March 31, 2021 was primarily the result of our net loss and lower accrued expenses and other long-term liabilities, as well as lower accounts payable. These amounts were partially offset by lower accounts receivable higher and other operating assets and higher deferred revenue, coupled with our non-cash expenses, such as the decrease in the fair value of investments recorded in connection with the Kandy Sale, amortization of intangible assets, stock-based compensation, depreciation and amortization of property and equipment, and amortization of debt issuance costs. Our lower accounts receivable was primarily due to the collection in the quarter of seasonally higher amounts outstanding at December 31, 2020. The decrease in accrued expenses and other long-term liabilities was primarily due to the cash payments in the quarter related to our employee cash bonus program.

Cash provided by operating activities in the three months ended March 31, 2020 was primarily the result of lower accounts receivable and inventory, coupled with higher accrued expenses and other long-term liabilities, and deferred revenue. These amounts were partially offset by our net loss, non-cash activities, lower accounts payable and higher other operating assets. Our lower accounts receivable was due to the collection in the quarter of seasonally higher amounts outstanding at December 31, 2019.

Cash Flows from Investing Activities

Our investing activities used $5.4 million of cash in the three months ended March 31, 2021 to purchase property and equipment.

Our investing activities used $309.4 million of cash in the three months ended March 31, 2020, comprised of $346.9 million of cash paid as cash consideration for ECI and $6.0 million of investments in property and equipment. These amounts were partially offset by $43.5 million of cash proceeds from the sale of land in connection with the ECI Acquisition.

Cash Flows from Financing Activities

Our financing activities used $14.8 million of cash in the three months ended March 31, 2021, primarily due to $74.6 million of proceeds from the incremental loan obtained in connection with the Third Amendment, which amount was used to consummate an open market purchase of all outstanding amounts under the Term B Loan, $11.2 million for the payment of tax withholding obligations related to the net share settlement of restricted stock awards upon vesting, and $77.1 million of principal payments of term debt, including the $74.6 million payoff of the Term B Loan in connection with the Third Amendment, $0.8 million of payments of debt issuance costs and $0.3 million for principal payments of finance leases.

Our financing activities provided $335.1 million of cash in the three months ended March 31, 2020, primarily due to $403.0 million of proceeds from term debt, which was comprised of $400.0 million of proceeds from the 2020 Credit Facility and $3.5 million of proceeds from short-term loans in China for the financing of certain export activities. These proceeds were partially offset by the repayment of amounts outstanding under the 2019 Credit Facility aggregating $56.7 million at the time we entered into the 2020 Credit Facility, $10.6 million for the payment of debt issuance costs in connection with the 2020 Credit Facility, $0.8 million for the payment of tax withholding obligations related to the net share settlement of restricted stock awards upon vesting and $0.3 million for principal payments of finance leases.

Based on our current expectations, we believe our current cash and available borrowings under the 2020 Credit Facility will be sufficient to meet our anticipated cash needs for working capital and capital expenditures for at least twelve months. The rate at which we consume cash is dependent on the cash needs of our future operations. We anticipate devoting substantial capital resources to continue our research and development efforts, to maintain our sales, support and marketing, to complete acquisition-related integration activities and for other general corporate activities. We further believe that our financial resources, along with managing discretionary expenses, will allow us to manage the anticipated impact of the COVID-19 pandemic on our business operations. Looking ahead, we have developed contingency plans to reduce costs further if the situation continues to deteriorate. The challenges posed by the COVID-19 pandemic on our business continue to evolve rapidly. Consequently, we continue to evaluate our financial position in light of future developments, particularly those relating to the COVID-19 pandemic. However, it is difficult to predict future liquidity requirements with certainty, and our cash and available borrowings under the 2020 Credit Facility may not be sufficient to meet our future needs, which would require us to refinance our debt and/or obtain additional financing. We may not be able to refinance our debt or obtain additional financing on favorable terms or at all.

Recent Accounting Pronouncements

The Financial Accounting Standards Board ("FASB") issued the following accounting pronouncement which became effective for us in 2021, and which did not have a material impact on our condensed consolidated financial statements:

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

The FASB issued the following accounting pronouncement, which we do not believe will have a material impact on our condensed consolidated financial statements upon adoption:

In January 2021, the FASB issued ASU 2021-01, Reference Rate Reform (Topic 848): Scope ("ASU 2021-01"), which refines the scope of Accounting Standards Codification 848, Reference Rate Reform ("ASC 848") and clarifies some of its guidance as part of the FASB's monitoring of global reference rate reform activities. ASU 2021-01 permits entities to elect certain optional expedients and exceptions when accounting for derivative contracts and certain hedging relationships affected by changes in the interest rates used for discounting cash flows, for computing variation margin settlements, and for calculating price alignment interest in connection with reference rate reform activities under way in global financial markets (the "discounting transition"). ASU 2021-01 is effective for us prospectively in any period through December 31, 2022 that a modification is made to the terms of the derivatives affected by the discounting transition.

Item 3.    Quantitative and Qualitative Disclosures About Market Risk

We are exposed to financial market risk related to foreign currency fluctuations and changes in interest rates. Except as presented below, there have been no material changes in market risk from the information provided in Item 7A. Quantitative and Qualitative Disclosures About Market Risk of our Annual Report on Form 10-K, for the year ended December 31, 2020.

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

Amounts reported in accumulated other comprehensive income (loss) related to our derivative will be reclassified to interest expense as interest is accrued on our variable-rate debt. The fair value of our derivative was a liability of $4.3 million at March 31, 2021. Based upon projected forward rates, we estimate as of March 31, 2021 that $3.1 million may be reclassified as an increase to interest expense over the next twelve months.

Item 4.    Controls and Procedures

Disclosure Controls and Procedures

Evaluation of Disclosure Controls and Procedures. Our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")) as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of March 31, 2021.

Changes in Internal Control over Financial Reporting. There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter ended March 31, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II OTHER INFORMATION

Item 1.    Legal Proceedings

We are subject to legal proceedings and claims that have not been fully resolved and that have arisen in the ordinary course of business. Our material legal proceedings as described in Part I, Item 1 of this Form 10-Q in the Notes to Condensed Consolidated Financial Statements in Note 19, "Commitments and Contingencies," under the heading "Litigation."

The outcome of litigation is inherently uncertain. If one or more legal matters were resolved against the Company in a reporting period for amounts above management's expectations, our financial condition and operating results for that reporting period could be materially adversely affected. We settled certain matters during the fourth quarter of 2020 that did not individually or in the aggregate have a material impact on our financial condition or results of operations.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(c) Issuer Purchases of Equity Securities

The following table provides information with respect to the shares of common stock repurchased by us for the periods indicated:

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Approximate Dollar Value of Shares that May Yet be Purchased Under the Plans or Programs (3)
January 1, 2021 to January 31, 2021	174	$6.79	—	$70,463,973
February 1, 2021 to February 28, 2021	96,553	$10.54	—	$70,463,973
March 1, 2021 to March 31, 2021	1,171,629	$8.70	—	$70,463,973
Total	1,268,356	$8.84	—	$70,463,973

(1) Upon vesting of restricted stock awards, certain of our employees surrender to us a portion of the newly vested shares of common stock to satisfy the tax withholding obligations that arise in connection with such vesting. During the first quarter of 2021, 1,268,356 shares of restricted stock were returned to us by employees to satisfy tax withholding obligations arising in connection with vesting of restricted stock, which shares are included in this column.

(2) On May 2, 2019, we announced a stock repurchase program, under which our Board of Directors has authorized the repurchase of up to $75 million of our common stock from time to time on the open market or in privately negotiated transactions prior to April 18, 2021 (the "Repurchase Program"). We did not repurchase any shares of our common stock under the program during the first quarter of 2021. At March 31, 2021, we had $70.5 million remaining under the Repurchase Program for future repurchases. The Repurchase Program expired on April 18, 2021.

(3) Represents amounts available for repurchases under the Repurchase Program.

Item 5. Other Information

None.

Item 6.    Exhibits

Exhibit No.		Description
2.1		Agreement and Plan of Merger, dated as of November 14, 2019, by and among the Registrant, Ribbon Communications Israel Ltd., Eclipse Communications Ltd., ECI Telecom Group Ltd. and ECI Holding (Hungary) Korlátolt Felelősségű Társág (incorporated by reference to Exhibit 2.1 to the Registrant's Current Report on Form 8-K, filed November 14, 2019 with the SEC).
2.2		Amended and Restated Purchase Agreement, dated December 1, 2020, among Ribbon Communications Inc., Ribbon Communications Operating Company, Inc., Ribbon Communications International Limited and American Virtual Cloud Technologies, Inc. (incorporated by reference to Exhibit 2.1 to the Registrant's Current Report on Form 8-K, filed December 7, 2020 with the SEC).
3.1		Restated Certificate of Incorporation of the Registrant (incorporated by reference to Exhibit 3.2 to the Registrant's Current Report on Form 8-K12B, filed October 30, 2017 with the SEC).
3.2		Certificate of Amendment of the Restated Certificate of Incorporation of the Registrant (incorporated by reference to Exhibit 3.1 to the Registrant's Current Report on Form 8-K, filed November 28, 2017 with the SEC).
3.3		Amended and Restated By-Laws of the Registrant (incorporated by reference to Exhibit 3.3 to the Registrant's Annual Report on Form 10-K, filed March 8, 2018 with the SEC).
10.1		Third Amendment to Credit Agreement, dated March 3, 2021, among Ribbon Communications Operating Company, Inc., as the borrower, the guarantors party thereto the financial institutions party thereto as lenders, and Citizens Bank, N.A., as administrative agent (incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K, filed March 4, 2021 with the SEC).
10.2		Employment Letter Agreement, dated March 31, 2021, between the Registrant and Steven Bruny (incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K, filed April 2, 2021 with the SEC).
10.3		Amended and Restated Employment Letter Agreement, dated March 31, 2021, between the Registrant and Anthony Scarfo (incorporated by reference to Exhibit 10.2 to the Registrant's Current Report on Form 8-K, filed April 2, 2021 with the SEC).
10.4	*	Employment Agreement, dated May 26, 2020, between the Registrant and Patrick Macken.
10.5	*	Severance Agreement, dated May 26, 2020, between the Registrant and Patrick Macken.
10.6	*	Employment Agreement, dated July 21, 2020, between the Registrant and Sam Bucci.
10.7	*	Severance Agreement, dated September 7, 2020, between the Registrant and Sam Bucci.
31.1	*	Certificate of Ribbon Communications Inc. Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	*	Certificate of Ribbon Communications Inc. Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	#	Certificate of Ribbon Communications Inc. Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	#	Certificate of Ribbon Communications Inc. Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	*	Inline XBRL Instance Document
101.SCH	*	Inline XBRL Taxonomy Extension Schema
101.CAL	*	Inline XBRL Taxonomy Extension Calculation Linkbase
101.DEF	*	Inline XBRL Taxonomy Extension Definition Linkbase
101.LAB	*	Inline XBRL Taxonomy Extension Label Linkbase
101.PRE	*	Inline XBRL Taxonomy Extension Presentation Linkbase
104	*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

_______________________________________
*    Filed herewith.

#    Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: April 30, 2021	RIBBON COMMUNICATIONS INC.

By:	/s/ Miguel A. Lopez
Miguel A. Lopez Executive Vice President and Chief Financial Officer (Principal Financial Officer)