Form 10-Q
period 2021-06-30
Ribbon Communications Inc.
filed 2021-07-29
CIK 1708055

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2021
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

As of July 22, 2021, there were 148,114,436 shares of the registrant's common stock, $0.0001 par value per share, outstanding.

RIBBON COMMUNICATIONS INC.
FORM 10-Q
QUARTERLY PERIOD ENDED JUNE 30, 2021

Cautionary Note Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q contains "forward-looking statements" within the meaning of the U.S. Private Securities Litigation Reform Act of 1995, which are subject to a number of risks and uncertainties. All statements other than statements of historical facts contained in this Quarterly Report on Form 10-Q, including statements regarding our future expenses, results of operations and financial position, integration activities, expected impacts of the ongoing COVID-19 pandemic, beliefs about our business strategy, expected benefits from our acquisition of ECI Telecom Group Ltd. ("ECI) and the sale of our Kandy Communications business, availability of components for the manufacturing of our products, plans and objectives of management for future operations, plans for future cost reductions, if any, restructuring activities, and plans for future product offerings, development and manufacturing are forward-looking statements. Without limiting the foregoing, the words "anticipates", "believes", "could", "estimates", "expects", "intends", "may", "plans", "seeks" and other similar language, whether in the negative or affirmative, are intended to identify forward-looking statements, although not all forward-looking statements contain these identifying words. Forward-looking statements are based on our current expectations and assumptions regarding our business, the economy and other future conditions. Because forward-looking statements relate to the future, they are subject to inherent uncertainties, risks and changes in circumstances that are unknown and/or difficult to predict and that may cause our actual results, performance or achievements to be materially different from those expressed or implied by the forward-looking statements. Such risks and uncertainties include, but are not limited to, risks related to the ongoing COVID-19 pandemic on the global economy and financial markets as well as on the Company, our customers and suppliers, which may impact our sales, gross margin, customer demand and our ability to supply our products to our customers; failure to realize anticipated benefits of our acquisition of ECI; failure to achieve the expected benefits from the sale of our Kandy Communications business; supply chain disruptions resulting from component availability and/or geopolitical instabilities and disputes; unpredictable fluctuations in quarterly revenue and operating results; risks related to cybersecurity and data intrusion; failure to compete successfully against telecommunications equipment and networking companies; failure to grow our customer base or generate recurring business from our existing customers; credit risks; the timing of customer purchasing decisions and our recognition of revenues; economic conditions; the impact of restructuring and cost-containment activities; litigation; market acceptance of our products and services; rapid technological and market change; our ability to protect our intellectual property rights and obtain necessary licenses; our ability to maintain partner, reseller, distribution and vendor support and supply relationships; the potential for defects in our products; risks related to the terms of our credit agreement; higher risks in international operations and markets; increases in tariffs, trade restrictions or taxes on our products; currency fluctuations; and/or failure or circumvention of our controls and procedures. We therefore caution you against relying on any of these forward-looking statements.

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

PART I FINANCIAL INFORMATION

Item 1. Financial Statements
RIBBON COMMUNICATIONS INC.
Condensed Consolidated Balance Sheets
(in thousands, except share and per share data)
(unaudited)

	June 30, 2021	December 31, 2020
Assets
Current assets:
Cash and cash equivalents	$112,155	$128,428
Restricted cash	2,646	7,269
Accounts receivable, net	219,867	237,738
Inventory	46,556	45,750
Other current assets	31,739	28,461
Total current assets	412,963	447,646
Property and equipment, net	49,287	48,888
Intangible assets, net	384,352	417,356
Goodwill	416,892	416,892
Investments	106,012	115,183
Deferred income taxes	10,915	10,651
Operating lease right-of-use assets	57,869	69,757
Other assets	20,698	20,892
	$1,458,988	$1,547,265
Liabilities and Stockholders' Equity
Current liabilities:
Current portion of term debt	$20,058	$15,531
Accounts payable	57,939	63,387
Accrued expenses and other	89,762	134,865
Operating lease liabilities	17,974	17,023
Deferred revenue	101,471	96,824
Total current liabilities	287,204	327,630
Long-term debt, net of current	359,333	369,035
Operating lease liabilities, net of current	62,615	72,614
Deferred revenue, net of current	22,036	26,010
Deferred income taxes	17,993	16,842
Other long-term liabilities	40,526	48,281
Total liabilities	789,707	860,412
Commitments and contingencies (Note 19)
Stockholders' equity:
Preferred stock, $0.01 par value per share; 10,000,000 shares authorized, none issued and outstanding	—	—
Common stock, $0.0001 par value per share; 240,000,000 shares authorized; 148,057,301 shares issued and outstanding at June 30, 2021; 145,425,248 shares issued and outstanding at December 31, 2020	15	15
Additional paid-in capital	1,868,066	1,870,256
Accumulated deficit	(1,199,922)	(1,178,476)
Accumulated other comprehensive income (loss)	1,122	(4,942)
Total stockholders' equity	669,281	686,853
	$1,458,988	$1,547,265

See notes to the unaudited condensed consolidated financial statements.

RIBBON COMMUNICATIONS INC.
Condensed Consolidated Statements of Operations
(in thousands, except per share data)
(unaudited)

	Three months ended		Six months ended
	June 30, 2021	June 30, 2020	June 30, 2021	June 30, 2020
Revenue:
Product	$113,129	$120,862	$211,018	$196,761
Service	98,081	89,631	192,964	171,714
Total revenue	211,210	210,493	403,982	368,475
Cost of revenue:
Product	46,641	50,579	91,086	86,558
Service	36,142	36,647	73,922	68,126
Total cost of revenue	82,783	87,226	165,008	154,684
Gross profit	128,427	123,267	238,974	213,791
Operating expenses:
Research and development	46,797	51,796	94,207	94,091
Sales and marketing	34,881	33,898	72,099	64,869
General and administrative	12,734	15,094	28,287	32,299
Amortization of acquired intangible assets	17,181	14,669	33,004	29,003
Acquisition-, disposal- and integration-related	1,052	857	2,249	13,241
Restructuring and related	2,830	5,361	8,780	7,436
Total operating expenses	115,475	121,675	238,626	240,939
Income (loss) from operations	12,952	1,592	348	(27,148)
Interest expense, net	(3,048)	(5,400)	(8,867)	(8,795)
Other income (expense), net	17,180	(2,407)	(8,268)	(3,251)
Income (loss) before income taxes	27,084	(6,215)	(16,787)	(39,194)
Income tax provision	(3,843)	(2,036)	(4,659)	(2,227)
Net income (loss)	$23,241	$(8,251)	$(21,446)	$(41,421)
Earnings (loss) per share:
Basic	$0.16	$(0.06)	$(0.15)	$(0.31)
Diluted	$0.15	$(0.06)	$(0.15)	$(0.31)
Weighted average shares used to compute earnings (loss) per share:
Basic	147,467	144,483	146,706	132,737
Diluted	154,160	144,483	146,706	132,737

See notes to the unaudited condensed consolidated financial statements.

RIBBON COMMUNICATIONS INC.
Condensed Consolidated Statements of Comprehensive Income (Loss)
(in thousands)
(unaudited)

	Three months ended		Six months ended
	June 30, 2021	June 30, 2020	June 30, 2021	June 30, 2020
Net income (loss)	$23,241	$(8,251)	$(21,446)	$(41,421)
Other comprehensive (loss) income, net of tax:
Unrealized (loss) gain on interest rate swap	(205)	(3,970)	6,464	(13,497)
Foreign currency translation adjustments	(447)	70	(400)	847
Other comprehensive (loss) income, net of tax	(652)	(3,900)	6,064	(12,650)
Comprehensive income (loss), net of tax	$22,589	$(12,151)	$(15,382)	$(54,071)

See notes to the unaudited condensed consolidated financial statements.

RIBBON COMMUNICATIONS INC.
Condensed Consolidated Statements of Stockholders' Equity
(in thousands, except shares)
(unaudited)

Three months ended June 30, 2021
	Common stock
	Shares	Amount	Additional paid-in capital	Accumulated deficit	Accumulated other comprehensive income (loss)	Total stockholders' equity
Balance at April 1, 2021	147,358,590	$15	$1,864,107	$(1,223,163)	$1,774	$642,733
Exercise of stock options	213					—
Vesting of restricted stock awards and units	802,576					—
Shares of restricted stock returned to the Company under net share settlements to satisfy tax withholding obligations	(104,078)		(831)			(831)
Stock-based compensation expense			4,790			4,790
Other comprehensive loss					(652)	(652)
Net income				23,241		23,241
Balance at June 30, 2021	148,057,301	$15	$1,868,066	$(1,199,922)	$1,122	$669,281

Six months ended June 30, 2021
	Common stock
	Shares	Amount	Additional paid-in capital	Accumulated deficit	Accumulated other comprehensive (loss) income	Total stockholders' equity
Balance at January 1, 2021	145,425,248	$15	$1,870,256	$(1,178,476)	$(4,942)	$686,853
Exercise of stock options	13,602		24			24
Vesting of restricted stock awards and units	2,465,204					—
Vesting of performance-based stock units	1,525,681					—
Shares of restricted stock returned to the Company under net share settlements to satisfy tax withholding obligations	(1,372,434)		(12,064)			(12,064)
Stock-based compensation expense			9,850			9,850
Other comprehensive income					6,064	6,064
Net loss				(21,446)		(21,446)
Balance at June 30, 2021	148,057,301	$15	$1,868,066	$(1,199,922)	$1,122	$669,281

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

RIBBON COMMUNICATIONS INC.
Condensed Consolidated Statements of Cash Flows
(in thousands)
(unaudited)

	Six months ended
	June 30, 2021	June 30, 2020
Cash flows from operating activities:
Net loss	$(21,446)	$(41,421)
Adjustments to reconcile net loss to cash flows provided by operating activities:
Depreciation and amortization of property and equipment	8,475	8,260
Amortization of intangible assets	33,004	29,003
Amortization of debt issuance costs	3,684	2,554
Stock-based compensation	9,850	6,198
Deferred income taxes	918	97
Gain on sale of business	(2,772)	—
Decrease in fair value of investments	9,171	—
Reduction in deferred purchase consideration	—	(69)
Foreign currency exchange losses	2,013	3,463
Changes in operating assets and liabilities:
Accounts receivable	17,360	45,422
Inventory	(1,527)	773
Other operating assets	9,874	14,282
Accounts payable	(3,508)	(41,515)
Accrued expenses and other long-term liabilities	(57,739)	9,111
Deferred revenue	673	554
Net cash provided by operating activities	8,030	36,712
Cash flows from investing activities:
Purchases of property and equipment	(10,570)	(14,891)
Business acquisitions, net of cash acquired	—	(346,852)
Proceeds from sale of business	2,944	—
Proceeds from the sale of fixed assets	—	43,500
Net cash used in investing activities	(7,626)	(318,243)
Cash flows from financing activities:
Borrowings under revolving line of credit	—	615
Principal payments on revolving line of credit	—	(8,615)
Proceeds from issuance of term debt	74,625	403,500
Principal payments of term debt	(82,147)	(52,400)
Principal payments of finance leases	(507)	(668)
Payment of debt issuance costs	(789)	(10,573)
Proceeds from the exercise of stock options	24	23
Payment of tax withholding obligations related to net share settlements of restricted stock awards	(12,064)	(808)
Net cash (used in) provided by financing activities	(20,858)	331,074
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(442)	(142)
Net (decrease) increase in cash, cash equivalents and restricted cash	(20,896)	49,401
Cash, cash equivalents and restricted cash, beginning of year	135,697	44,643
Cash, cash equivalents and restricted cash, end of period	$114,801	$94,044

RIBBON COMMUNICATIONS INC.
Condensed Consolidated Statements of Cash Flows (continued)
(in thousands)
(unaudited)

	Six months ended
	June 30, 2021	June 30, 2020
Supplemental disclosure of cash flow information:
Interest paid	$8,009	$6,275
Income taxes paid	$9,818	$4,014
Income tax refunds received	$974	$196
Supplemental disclosure of non-cash investing activities:
Capital expenditures incurred, but not yet paid	$2,090	$3,522
Common stock issued as purchase consideration	$—	$110,180
Supplemental disclosure of non-cash financing activities:
Total fair value of restricted stock awards, restricted stock units and performance-based stock units on date vested	$33,410	$5,165

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

On December 1, 2020 (the "Kandy Sale Date"), American Virtual Cloud Technologies, Inc. ("AVCT") completed the purchase of the Company's cloud-based enterprise service business (the "Kandy Communications Business") and accordingly, the revenue and expenses of the Kandy Communications Business are excluded from the Company's condensed consolidated financial statements for the three and six months ended June 30, 2021.

On March 3, 2020 (the "ECI Acquisition Date"), a subsidiary of the Company merged (the "ECI Acquisition") with ECI Telecom Group Ltd ("ECI"). The financial results of ECI are included in the Company's condensed consolidated financial statements for the period subsequent to the ECI Acquisition Date.

Interim results are not necessarily indicative of results for a full year or any future interim period. The information included in this Quarterly Report on Form 10-Q should be read in conjunction with the Company's Annual Report on Form 10-K for the year ended December 31, 2020 (the "Annual Report"), which was filed with the SEC on February 26, 2021.

Operating Segments

The Company's chief operating decision maker (the "CODM") is its President and Chief Executive Officer. Effective in the fourth quarter of 2020 and in connection with the ECI Acquisition, the CODM began to assess the Company's performance based on the performance of two separate organizations within Ribbon: the Cloud and Edge segment ("Cloud and Edge") and the IP Optical Networks segment ("IP Optical Networks"). Financial information for the IP Optical Networks segment included in the Company's financial results for the six months ended June 30, 2020 is for the period subsequent to the ECI Acquisition Date through June 30, 2020.

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

RIBBON COMMUNICATIONS INC.
Notes to Condensed Consolidated Financial Statements (Continued)
(unaudited)
These reclassifications for the three and six months ended June 30, 2020 were as follows (in thousands):

	Three months ended June 30, 2020			Six months ended June 30, 2020
	Prior presentation	Amounts reclassified	Revised presentation	Prior presentation	Amounts reclassified	Revised presentation
Product revenue	$120,862		$120,862	$196,761		$196,761
Service revenue	89,631		89,631	171,714		171,714
Total revenue	210,493	—	210,493	368,475	—	368,475
Cost of revenue - product	61,529	(10,950)	50,579	106,462	(19,904)	86,558
Cost of revenue - service	36,647		36,647	68,126		68,126
Total cost of revenue	98,176	(10,950)	87,226	174,588	(19,904)	154,684
Total gross profit	112,317	10,950	123,267	193,887	19,904	213,791
Research and development	51,796		51,796	94,091		94,091
Sales and marketing	37,617	(3,719)	33,898	73,968	(9,099)	64,869
General and administrative	15,094		15,094	32,299		32,299
Amortization of acquired intangible assets	—	14,669	14,669	—	29,003	29,003
Acquisition-, disposal- and integration-related	857		857	13,241		13,241
Restructuring and related	5,361		5,361	7,436		7,436
Total operating expenses	110,725	10,950	121,675	221,035	19,904	240,939
Income (loss) from operations	$1,592	$—	$1,592	$(27,148)	$—	$(27,148)

Certain reclassifications, not affecting previously reported net loss, have been made to the previously issued financial statements to conform to the current period presentation.

Significant Accounting Policies

The Company's significant accounting policies are disclosed in Note 2 to the Consolidated Financial Statements included in the Annual Report. There were no material changes to the significant accounting policies during the three months ended June 30, 2021.

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

At June 30, 2021, the Company had $2.6 million of restricted cash, representing restricted short-term bank deposits pledged to secure certain performance and financial bonds as security for the Company's obligations under tenders, contracts and to one of its main subcontractors.

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

Transfers of Financial Assets

The Company maintains customer receivables factoring agreements with a number of financial institutions primarily for IP Optical Networks sales outside of the United States. Under the terms of these agreements, the Company may transfer receivables to the financial institutions, on a non-recourse basis, provided that the financial institutions approve the receivables in advance. The Company maintains credit insurance policies from major insurance providers or obtains letters of credit from the customers for a majority of its factored trade receivables. The Company accounts for the factoring of its financial assets as a sale of the assets and records the factoring fees, when incurred, as a component of interest expense in the condensed consolidated statements of operations, and the proceeds from the sales of receivables are included in cash from operating activities in the condensed consolidated statements of cash flows. During the three and six months ended June 30, 2021, the Company received $32.1 million and $63.2 million, respectively, of cash from the sale of certain accounts receivable and recorded $0.2 million and $0.4 million, respectively, of interest expense in connection with these transactions. During the three and six months ended June 30, 2020, the Company received $30.7 million and $45.8 million, respectively, of cash from the sale of certain accounts receivable and recorded $0.3 million and $0.4 million, respectively, of interest expense in connection with these transactions.

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

(2) ECI ACQUISITION

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

The ECI Acquisition has been accounted for as a business combination and the financial results of ECI have been included in the Company's condensed consolidated financial statements for the periods subsequent to the ECI Acquisition. The Company's financial results for the three months ended June 30, 2020 included $63.6 million of revenue and $17.1 million of net loss attributable to ECI. The Company's financial results for the six months ended June 30, 2020 included $93.6 million of revenue and $20.4 million of net loss attributable to ECI for the period subsequent to the ECI Acquisition.

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

Pro Forma Results

The following unaudited pro forma information presents the condensed combined results of operations of Ribbon and ECI for the three and six months ended June 30, 2020 as if the ECI Acquisition had been completed on January 1, 2019, with adjustments to give effect to pro forma events that are directly attributable to the ECI Acquisition. These pro forma adjustments include an increase in research and development expense related to the conformance of ECI's cost capitalization policy to Ribbon's, additional amortization expense for the acquired identifiable intangible assets, a decrease in historical ECI interest expense reflecting the extinguishment of certain of ECI's debt as a result of the ECI Acquisition, and an increase in interest expense reflecting the new debt entered into by the Company in connection with the ECI Acquisition. Pro forma adjustments also include the elimination of acquisition-, disposal- and integration-related expenses directly attributable to the acquisition from the three and six months ended June 30, 2020 and inclusion of such costs in the comparable prior year periods.

The unaudited pro forma results do not reflect any operating efficiencies or potential cost savings that may result from the consolidation of the operations of Ribbon and ECI. Accordingly, these unaudited pro forma results are presented for illustrative

RIBBON COMMUNICATIONS INC.
Notes to Condensed Consolidated Financial Statements (Continued)
(unaudited)
purposes and are not intended to represent or be indicative of the actual results of operations of the combined company that would have been achieved had the ECI Acquisition occurred at January 1, 2019, nor are they intended to represent or be indicative of future results of operations (in thousands, except per share amounts):

		4
	Three months ended		Six months ended
	June 30, 2020		June 30, 2020
Revenue	$210,493		$393,682
Net loss	$(9,252)		$(48,381)
Loss per share	$(0.06)		$(0.33)

Acquisition-, Disposal- and Integration-Related Expenses

Acquisition-related expenses include those expenses related to acquisitions that would otherwise not have been incurred by the Company, including professional and services fees, such as legal, audit, consulting, paying agent and other fees. Disposal-related expenses are professional and services fees related to disposals of subsidiaries or portions of the business. Integration-related expenses represent incremental costs related to combining the Company and its business acquisitions, such as third-party consulting and other third-party services related to merging the previously separate companies' systems and processes. The acquisition-related expenses in the three and six months ended June 30, 2020 primarily related to the ECI Acquisition. The disposal-related expenses in the six months ended June 30, 2021 relate to the Kandy Sale (as defined below).

The Company's acquisition-, disposal- and integration-related expenses for the three and six months ended June 30, 2021 and 2020 were as follows (in thousands):

	Three months ended		Six months ended
	June 30, 2021	June 30, 2020	June 30, 2021	June 30, 2020
Professional and services fees (acquisition-related)	$143	$640	$143	$13,014
Professional and services fees (disposal-related)	—	—	241	—
Integration-related expenses	909	217	1,865	227
	$1,052	$857	$2,249	$13,241

(3) SALE OF KANDY COMMUNICATIONS BUSINESS

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

On December 1, 2020, the Company completed the Kandy Sale. The assets acquired and liabilities assumed by AVCT in connection with the Kandy Sale were primarily comprised of accounts receivable, property and equipment, trade accounts payable and employee-related accruals. As consideration, AVCT paid Ribbon $45.0 million, subject to certain adjustments, in the form of units of AVCT's securities (the "AVCT Units"), with each AVCT Unit consisting of: $1,000 in principal amount of AVCT’s Series A-1 convertible debentures (the “Debentures”); and (ii) one warrant to purchase 100 shares of AVCT common stock, $0.0001 par value (the “Warrants”), as consideration for the Kandy Sale. The Company received 43,778 AVCT Units as consideration on the Kandy Sale Date.

The Debentures bear interest at a rate of 10% per annum, which is being added to the principal amount of the Debentures, except upon maturity, in which case accrued and unpaid interest is payable in cash. The entire principal of each Debenture,

RIBBON COMMUNICATIONS INC.
Notes to Condensed Consolidated Financial Statements (Continued)
(unaudited)
together with accrued and unpaid interest thereon, is due and payable on the earlier of the May 1, 2023 maturity date or the occurrence of a Change in Control as defined in the Kandy Purchase Agreement. Each Debenture is convertible, in whole or in part, at any time at the Company's option into that number of shares of AVCT common stock, calculated by dividing the principal amount being converted, together with all accrued and unpaid interest thereon, by the applicable conversion price, initially $3.45. The Debentures are subject to mandatory redemption if the AVCT stock price is at or above $6.00 per share for 40 trading days in any 60 consecutive trading day period, subject to the satisfaction of certain other conditions. The conversion price is subject to customary adjustments including, but not limited to, stock dividends, stock splits and reclassifications. At the Company's option, up to $5.0 million of the Debentures may be redeemed by AVCT at par in the event AVCT raises at least $50.0 million in its offering of AVCT Units. As of February 19, 2021, the stock price had traded above $6.00 for 40 days within a 60 consecutive trading day period, and accordingly, the Debentures will be converted to shares of AVCT common stock upon the completion of customary regulatory filings by AVCT.

The Warrants are independent of the Debentures and entitle the Company to purchase 4,377,800 shares of AVCT common stock at an exercise price of $0.01 per share. The Warrants expire on December 1, 2025, and were immediately exercisable on the Kandy Sale Date.

The Company had not redeemed any of the Debentures or exercised any of the Warrants as of June 30, 2021. The Company was also subject to a lock-up provision which limited the Company's ability to sell any shares of AVCT common stock underlying the Debentures and the Warrants prior to June 1, 2021, except in certain transactions.

The Company determined that the AVCT Units had a fair value of $84.9 million at the Kandy Sale Date, comprised of the Debentures with a fair value of $66.3 million and the Warrants with a fair value of $18.6 million. The value of the net assets sold to AVCT totaled $1.3 million, resulting in a gain on the sale of $83.6 million.

The Company had previously calculated the fair value of the Debentures using a Lattice-based valuation approach, which utilizes a binomial tree to model the different paths the price of AVCT's common stock might take over the Debentures' life by using assumptions regarding the stock price volatility and risk-free interest rate. These results were then used to calculate the fair value of the Debentures at each measurement date. The Company had previously used the Black-Scholes valuation model for estimating the fair value of the Warrants at each measurement date. The fair value of the Warrants was affected by AVCT's stock price as well as valuation assumptions, including the volatility of AVCT's stock price, expected term of the option, risk-free interest rate and expected dividends. Both the Lattice and Black-Scholes valuation models are based on available market data, giving consideration to all of the rights and obligations of each instrument and precluding the use of "blockage" discounts or premiums in determining the fair value of a large block of financial instruments. Upon the expiration of the lock-up period, the Company began to value the Debentures at each measurement date by multiplying the closing stock price of AVCT common stock by the number of shares upon conversion of the Debentures and Warrants.

The Company is calculating the fair value of the Debentures and Warrants at each quarter-end and recording any adjustments to the fair values in Other income (expense), net. At June 30, 2021 and December 31, 2020, the aggregate fair value of the Debentures and Warrants was $106.0 million and $115.2 million, respectively. The Company recorded a gain of $12.1 million in the three months ended June 30, 2021 and a loss of $11.8 million in the six months ended June 30, 2021 arising from the change in the fair value of the Debentures and Warrants. These amounts are included as components of Other income (expense), net, in its condensed consolidated statements of operations. The Company recorded $1.2 million and $2.7 million of interest income in the three and six months ended June 30, 2021, which was added to the principal of the Debentures, and which is included in Interest expense, net, in the condensed consolidated statements of operations. The fair values of the Debentures and Warrants are reported as Investments in the Company's condensed consolidated balance sheets at June 30, 2021 and December 31, 2020 and are classified as Level 2 fair value measurements within the fair value hierarchy (see Note 1).

(4) EARNINGS (LOSS) PER SHARE

Basic earnings (loss) per share is computed by dividing net income (loss) by the weighted average number of shares outstanding during the period. For periods in which the Company reports net income, diluted net earnings per share is determined by using the weighted average number of common and dilutive common equivalent shares outstanding during the period, unless the effect is antidilutive.

RIBBON COMMUNICATIONS INC.
Notes to Condensed Consolidated Financial Statements (Continued)
(unaudited)

The calculations of shares used to compute earnings (loss) per share were as follows (in thousands):

	Three months ended		Six months ended
	June 30, 2021	June 30, 2020	June 30, 2021	June 30, 2020
Weighted average shares outstanding - basic	147,467	144,483	146,706	132,737
Potential dilutive common shares	6,693	—	—	—
Weighted average shares outstanding - diluted	154,160	144,483	146,706	132,737

Options to purchase the Company's common stock aggregating 0.1 million have not been included in the computation of diluted earnings per share for the three months ended June 30, 2021 because their effect would have been antidilutive. Options to purchase the Company's common stock and unvested restricted and performance-based stock awards and stock units aggregating 12.1 million shares have not been included in the computation of diluted loss per share for the six months ended June 30, 2021 because their effect would have been antidilutive. Options to purchase the Company's common stock and unvested restricted and performance-based stock awards and stock units aggregating 13.7 million shares have not been included in the computation of diluted loss per share for the three and six months ended June 30, 2020 because their effect would have been antidilutive.

(5) INVENTORY

Inventory at June 30, 2021 and December 31, 2020 consisted of the following (in thousands):

	June 30, 2021	December 31, 2020
On-hand final assemblies and finished goods inventories	$49,725	$46,921
Deferred cost of goods sold	1,752	1,165
	51,477	48,086
Less noncurrent portion (included in other assets)	(4,921)	(2,336)
Current portion	$46,556	$45,750

(6) INTANGIBLE ASSETS AND GOODWILL

The Company's intangible assets at June 30, 2021 and December 31, 2020 consisted of the following (in thousands):

June 30, 2021	Weighted average amortization period (years)	Cost	Accumulated amortization	Net carrying value
In-process research and development	*	$34,000	$—	$34,000
Developed technology	7.93	306,380	162,811	143,569
Customer relationships	11.86	268,140	63,222	204,918
Trade names	3.88	5,000	3,135	1,865
Internal use software	3.00	730	730	—
	9.17	$614,250	$229,898	$384,352

RIBBON COMMUNICATIONS INC.
Notes to Condensed Consolidated Financial Statements (Continued)
(unaudited)

December 31, 2020	Weighted average amortization period (years)	Cost	Accumulated amortization	Net carrying value
In-process research and development	*	$34,000	$—	$34,000
Developed technology	7.93	306,380	143,050	163,330
Customer relationships	11.86	268,140	50,627	217,513
Trade names	3.88	5,000	2,487	2,513
Internal use software	3.00	730	730	—
	9.17	$614,250	$196,894	$417,356

* An in-process research and development intangible asset has an indefinite life until the product is generally available, at which time such asset is typically reclassified to developed technology.

Estimated future amortization expense for the Company's intangible assets at June 30, 2021 was as follows (in thousands):

Years ending December 31,
Remainder of 2021	$33,621
2022	60,449
2023	53,966
2024	46,899
2025	40,338
2026	36,489
Thereafter	112,590
$384,352

There were no changes to the carrying value of the Company's goodwill in the six months ended June 30, 2021. The changes in the carrying value of the Company's goodwill in the six months ended June 30, 2020 were as follows (in thousands):

	Cloud and Edge	IP Optical Networks	Total
Balance at January 1, 2020*	$224,896	$—	$224,896
Acquisition of ECI	—	191,996	191,996
Balance at June 30, 2020	$224,896	$191,996	$416,892

(1) Balance is presented net of accumulated impairment losses of $167.4 million for the Cloud and Edge segment.

The components of goodwill at June 30, 2021 and 2020 were as follows (in thousands):

	Cloud and Edge	IP Optical Networks	Total
Balance at June 30, 2021
Goodwill	$392,302	$191,996	$584,298
Accumulated impairment losses	(167,406)	—	(167,406)
	$224,896	$191,996	$416,892
Balance at June 30, 2020
Goodwill	$392,302	$191,996	$584,298
Accumulated impairment losses	(167,406)	—	(167,406)
	$224,896	$191,996	$416,892

RIBBON COMMUNICATIONS INC.
Notes to Condensed Consolidated Financial Statements (Continued)
(unaudited)
(7) ACCRUED EXPENSES AND OTHER
Accrued expenses at June 30, 2021 and December 31, 2020 consisted of the following (in thousands):

	June 30, 2021	December 31, 2020
Employee compensation and related costs	$40,208	$66,039
Other	49,554	68,826
	$89,762	$134,865

(8) WARRANTY ACCRUALS

The changes in the Company's accrual balance in the six months ended June 30, 2021 were as follows (in thousands):

Balance at January 1, 2021	$14,855
Current period provisions	605
Settlements	(2,761)
Balance at June 30, 2021	$12,699

Of the amounts recorded at June 30, 2021 and December 31, 2020, $5.8 million and $6.5 million, respectively, were current and included as components of Accrued expenses and other, and $6.9 million and $8.4 million, respectively, were long-term and included as components of Other long-term liabilities in the Company's condensed consolidated balance sheets.

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

Restructuring and related expense for the three and six months ended June 30, 2021 and 2020 was comprised of the following (in thousands):

	Three months ended		Six months ended
	June 30, 2021	June 30, 2020	June 30, 2021	June 30, 2020
Severance and related costs	$1,926	$4,716	$2,595	$6,487
Variable and other facilities-related costs	904	$645	2,817	879
Accelerated amortization of lease assets due to cease-use	—	$—	3,368	70
	$2,830	$5,361	$8,780	$7,436

Accelerated Rent Amortization

Accelerated rent amortization is recognized from the date that the Company commences the plan to fully or partially vacate

RIBBON COMMUNICATIONS INC.
Notes to Condensed Consolidated Financial Statements (Continued)
(unaudited)
a facility, for which there is no intent or ability to enter into a sublease, through the final vacate date. The accelerated rent amortization recorded in connection with the Facilities Initiative reduced the value of the Company's Operating lease right-of-use assets recorded in the Company's condensed consolidated balance sheets at June 30, 2021 and December 31, 2020, respectively. The liability for the total lease payments for each respective facility is included as a component of Operating lease liabilities in the Company's condensed consolidated balance sheets, both current and noncurrent (see Note 17). The Company may incur additional future expense if it is unable to sublease other locations included in its restructuring initiatives.

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

The Company recorded restructuring and related expense of $1.9 million and $4.7 million in connection with the 2020 Restructuring Initiative in the three months ended June 30, 2021 and 2020, respectively, and $2.3 million and $5.8 million in the six months ended June 30, 2021 and 2020, respectively.

The amount recorded in the three months ended June 30, 2021 was comprised of $1.9 million for severance and related costs for approximately 15 employees and nominal expense for variable costs related to restructured facilities. The amount recorded in the six months ended June 30, 2021 was comprised of $2.6 million for severance and related costs for approximately 25 employees and $0.4 million of expense for variable costs related to restructured facilities, offset by a credit of $0.7 million for changes in estimate to previously recorded facilities-related amounts. The amount recorded in the six months ended June 30, 2020 represents severance and related costs for approximately 75 employees, of which $4.7 million was recorded in the three months ended June 30, 2020 and $1.1 million was recorded in the three months ended March 31, 2020. The Company expects the amount accrued for severance at June 30, 2021 will be paid in 2021. The Company expects that it will record additional restructuring and related expense approximating $2 million under the 2020 Restructuring Initiative in the aggregate for severance and planned facility consolidations. A summary of the 2020 Restructuring Initiative accrual activity for severance and related costs for the six months ended June 30, 2021 is as follows (in thousands):

	Balance at January 1, 2021	Initiatives charged to expense	Adjustments for changes in estimate	Cash payments	Balance at June 30, 2021
Severance	$5,237	$2,595	$—	$(4,178)	$3,654
Facilities	1,256	382	(670)	(949)	19
	$6,493	$2,977	$(670)	$(5,127)	$3,673

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

In connection with the 2019 Restructuring Initiative, the Company recorded restructuring and related expense of $0.9 million and $0.7 million in the three months ended June 30, 2021 and 2020, respectively, and $6.5 million and $1.7 million in the six months ended June 30, 2021 and 2020, respectively.

RIBBON COMMUNICATIONS INC.
Notes to Condensed Consolidated Financial Statements (Continued)
(unaudited)

The amount recorded in the three months ended June 30, 2021 related to variable facilities costs. Of the amount recorded in the six months ended June 30, 2021, $3.4 million was for accelerated amortization of lease assets and $3.1 million related to variable and other facilities-related costs in connection with facility consolidations. The amount recorded in the three months ended June 30, 2020 primarily related to facility consolidations. The amount recorded in the six months ended June 30, 2020 was comprised of $0.7 million for severance and related costs for five employees and $1.0 million related to facility consolidations. As of June 30, 2021, the amounts accrued for severance and related costs had been paid in full. The Company estimates that it will record nominal, if any, additional restructuring and related expense in connection with this initiative.

A summary of the 2019 Restructuring Initiative accrual activity for the six months ended June 30, 2021 is as follows (in thousands):

	Balance at January 1, 2021	Initiatives charged to expense	Reclassify accelerated amortization to operating lease liabilities	Cash payments	Balance at June 30, 2021
Severance	$173	$—	$—	$(173)	$—
Facilities	766	6,473	(3,368)	(1,943)	1,928
	$939	$6,473	$(3,368)	$(2,116)	$1,928

Balance Sheet Classification

The current portions of accrued restructuring are included as a component of Accrued expenses and the long-term portions of accrued restructuring are included as a component of Other long-term liabilities in the condensed consolidated balance sheets. The long-term portions of accrued restructuring relate to facilities and totaled $1.9 million at June 30, 2021 and $0.8 million at December 31, 2020.

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

RIBBON COMMUNICATIONS INC.
Notes to Condensed Consolidated Financial Statements (Continued)
(unaudited)
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

On March 3, 2021 (the "Third Amendment Effective Date"), the Company, the Borrower and certain of its subsidiaries entered into a Third Amendment to Credit Agreement (the "Third Amendment"), which further amended the 2020 Credit Facility. The Third Amendment provided for an incremental term loan facility to the Borrower in the original principal amount of $74.6 million, the proceeds of which were used on the Third Amendment Effective Date to consummate an open market purchase of all outstanding amounts under the Term B Loan. Upon the consummation of the open market purchase, the Term B Loans were assigned to the Borrower and immediately cancelled, such that the outstanding amount under the Term A Loan and incremental term loan facility were combined and held by the Lenders (the "2020 Term Loan") with the same terms as the Term A Loan. The Company wrote off $2.5 million of capitalized debt issuance costs in connection with the Third Amendment, which is included in Interest expense, net, in the Company's condensed consolidated statement of operations for the six months ended June 30, 2021. The Company is required to make quarterly principal payments on the 2020 Term Loan aggregating approximately $20 million per year in the first three years and $30 million in the fourth year, with the final payment approximating $300 million due on the maturity date.

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

At June 30, 2021, the Company had an outstanding 2020 Term Loan balance of $385.5 million at an average interest rate of 3.40% and $6.4 million of letters of credit outstanding with an interest rate of 2.50%.

The Company was in compliance with all covenants of the 2020 Credit Facility at both June 30, 2021 and December 31, 2020.

Short-Term Loans

From time to time, the Company enters into uncommitted and unsecured short-term loans to finance exports in China. The Company did not have any such short-term loans outstanding at June 30, 2021 and December 31, 2020.

Letters of Credit and Performance and Bid Bonds

The Company uses letters of credit, performance and bid bonds in the course of its business. At June 30, 2021, the Company had bank guarantees, performance and bid bonds under various uncommitted facilities (collectively, the "Guarantees") aggregating $24.9 million and $6.4 million of letters of credit under the 2020 Credit Facility (the "Letters of Credit"). At December 31, 2020, the Company had Guarantees aggregating $27.0 million and $5.6 million of Letters of Credit. At June 30, 2021 and December 31, 2020, the Company had cash collateral of $2.6 million and $2.7 million, respectively, supporting the Guarantees, which are included in Restricted cash in the condensed consolidated balance sheets.

RIBBON COMMUNICATIONS INC.
Notes to Condensed Consolidated Financial Statements (Continued)
(unaudited)
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

Cash Flow Hedge of Interest Rate Risk

The 2020 Term Loan Facility had outstanding balances of $385.5 million and $393.1 million at June 30, 2021 and December 31, 2020, respectively. The 2020 Revolving Credit Facility was undrawn at both June 30, 2021 and December 31, 2020. Borrowings under the 2020 Credit Facility have variable interest rates based on LIBOR (see Note 10). As a result of exposure to interest rate movements, during March 2020, the Company entered into an interest rate swap arrangement, which effectively converted its $400 million term loan with its variable interest rate based upon one-month LIBOR to an aggregate fixed rate of 0.904%, plus a leverage-based margin as defined in the 2020 Credit Facility. The notional amount of this swap at June 30, 2021 was $400 million, and the swap matures on March 3, 2025, the same date the 2020 Credit Facility matures.

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

The effective portion of changes in the fair value of designated derivatives that qualify as cash flow hedges is recorded in accumulated other comprehensive income (loss) in the condensed consolidated balance sheet and is subsequently reclassified into earnings in the period that the hedged forecasted transactions affect earnings. During the three and six months ended June 30, 2021 and 2020, such a derivative was used to hedge the variable cash flows associated with the outstanding borrowings under the 2020 Credit Facility and the Company has accounted for this derivative as an effective hedge. Any ineffective portion of the change in the fair value of the derivative would be recognized directly in earnings.

Amounts reported in accumulated other comprehensive income (loss) related to the Company's derivative are reclassified to interest expense as interest is accrued on the Company’s variable-rate debt. Based upon projected forward rates, the Company estimates as of June 30, 2021 that $3.2 million may be reclassified as an increase to interest expense over the next twelve months.

The impact of the Company’s derivative financial instrument on its condensed consolidated statement of comprehensive income (loss) for the three and six months ended June 30, 2021 and 2020 was as follows (in thousands):

RIBBON COMMUNICATIONS INC.
Notes to Condensed Consolidated Financial Statements (Continued)
(unaudited)

	Three months ended		Six months ended
	June 30, 2021	June 30, 2020	June 30, 2021	June 30, 2020
Gain (loss) recognized in other comprehensive income (loss) on derivative (effective portion)	$(1,015)	$(4,320)	$4,875	$(13,657)
Amount reclassified from accumulated other comprehensive income (loss) to interest expense (effective portion)	810	350	1,589	160
	$(205)	$(3,970)	$6,464	(13,497)

The fair values and locations in the condensed consolidated balance sheets at June 30, 2021 and December 31, 2020 of the Company's derivative liability designated as a hedging instrument were as follows (in thousands):

	Balance sheet location	June 30, 2021	December 31, 2020
Interest rate derivative - liability derivative	Accrued expenses and other	$3,172	$3,157
Interest rate derivative - liability derivative	Other long-term liabilities	$1,312	$7,791

The Company has classified the interest rate derivative aggregating $4.5 million and $10.9 million at June 30, 2021 and December 31, 2020, respectively, as Level 2 fair value measurements within the fair value hierarchy (see Note 1).

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

RIBBON COMMUNICATIONS INC.
Notes to Condensed Consolidated Financial Statements (Continued)
(unaudited)

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

Disaggregation of Revenue

The Company disaggregates its revenue from contracts with customers based on the nature of the products and services and the geographic regions in which each customer is domiciled. The Company's revenue for the three and six months ended June 30, 2021 and 2020 was disaggregated as follows:

Three months ended June 30, 2021	Product revenue	Service revenue (maintenance)	Service revenue (professional services)	Total revenue
United States	$56,128	$32,816	$11,590	$100,534
Europe, Middle East and Africa	31,309	20,739	7,741	59,789
Asia Pacific	19,045	10,837	3,868	33,750
Other	6,647	8,045	2,445	17,137
	$113,129	$72,437	$25,644	$211,210

Three months ended June 30, 2020	Product revenue	Service revenue (maintenance)	Service revenue (professional services)	Total revenue
United States	$57,112	$33,651	$10,844	$101,607
Europe, Middle East and Africa	35,801	19,512	4,772	60,085
Asia Pacific	21,854	7,023	3,956	32,833
Other	6,095	8,437	1,436	15,968
	$120,862	$68,623	$21,008	$210,493

Six months ended June 30, 2021	Product revenue	Service revenue (maintenance)	Service revenue (professional services)	Total revenue
United States	$92,940	$64,422	$22,752	$180,114
Europe, Middle East and Africa	59,517	40,394	14,651	114,562
Asia Pacific	44,627	20,585	9,671	74,883
Other	13,934	15,741	4,748	34,423
	$211,018	$141,142	$51,822	$403,982

RIBBON COMMUNICATIONS INC.
Notes to Condensed Consolidated Financial Statements (Continued)
(unaudited)

Six months ended June 30, 2020	Product revenue	Service revenue (maintenance)	Service revenue (professional services)	Total revenue
United States	$93,477	$65,117	$21,410	$180,004
Europe, Middle East and Africa	56,166	34,322	8,787	99,275
Asia Pacific	36,797	14,534	8,834	60,165
Other	10,321	15,718	2,992	29,031
	$196,761	$129,691	$42,023	$368,475

The Company's product revenue from indirect sales through its channel partner program and from its direct sales program for the three and six months ended June 30, 2021 and 2020 was as follows (in thousands):

	Three months ended		Six months ended
	June 30, 2021	June 30, 2020	June 30, 2021	June 30, 2020
Indirect sales through channel partner program	$27,114	$32,649	$47,277	$61,253
Direct sales	86,015	88,213	163,741	135,508
	$113,129	$120,862	$211,018	$196,761

The Company's product revenue from sales to enterprise customers and from sales to service provider customers for the three and six months ended June 30, 2021 and 2020 was as follows (in thousands):

	Three months ended		Six months ended
	June 30, 2021	June 30, 2020	June 30, 2021	June 30, 2020
Sales to enterprise customers	$24,522	$35,950	$47,190	$63,231
Sales to service provider customers	88,607	84,912	163,828	133,530
	$113,129	$120,862	$211,018	$196,761

The Company's product revenue and service revenue components by segment for the three and six months ended June 30, 2021 and 2020 was as follows (in thousands):

RIBBON COMMUNICATIONS INC.
Notes to Condensed Consolidated Financial Statements (Continued)
(unaudited)

	Three months ended		Six months ended
	June 30, 2021	June 30, 2020	June 30, 2021	June 30, 2020
Product revenue
Cloud and Edge	$64,361	$72,310	$114,513	$126,520
IP Optical Networks	48,768	48,552	96,505	70,241
Total product revenue	$113,129	$120,862	$211,018	$196,761

Service revenue
Maintenance
Cloud and Edge	$57,986	$57,853	$112,659	$113,409
IP Optical Networks	14,451	10,770	28,483	16,282
Total maintenance revenue	72,437	68,623	141,142	129,691
Professional services
Cloud and Edge	19,074	16,744	39,671	35,009
IP Optical Networks	6,570	4,264	12,151	7,014
Total professional services revenue	25,644	21,008	51,822	42,023
Total service revenue	$98,081	$89,631	$192,964	$171,714

Revenue Contract Balances

The timing of revenue recognition, billings and cash collections results in billed accounts receivable; unbilled receivables, which are contract assets; and customer advances and deposits, which are contract liabilities, in the Company's condensed consolidated balance sheets. Amounts are billed as work progresses in accordance with agreed-upon contractual terms, either at periodic intervals or upon achievement of contractual milestones. Completion of services and billing may occur subsequent to revenue recognition, resulting in contract assets. The Company may receive advances or deposits from its customers before revenue is recognized, resulting in contract liabilities that are classified as deferred revenue. These assets and liabilities are reported in the Company's condensed consolidated balance sheets on a contract-by-contract basis as of the end of each reporting period. Changes in the contract asset and liability balances during the six months ended June 30, 2021 were not materially impacted by any factors other than billing and revenue recognition. Nearly all of the Company's deferred revenue balance is related to services revenue, primarily customer support contracts. Unbilled receivables stem primarily from engagements where services have been performed; however, billing cannot occur until services are completed.

In some arrangements, the Company allows customers to pay for term-based software licenses and products over the term of the software license. The Company also sells SaaS-based software under subscription arrangements, with payment terms over the term of the SaaS agreement. Amounts recognized as revenue in excess of amounts billed are recorded as unbilled receivables. Unbilled receivables that are anticipated to be invoiced in the next twelve months are included in Accounts receivable on the Company's condensed consolidated balance sheets. The changes in the Company's accounts receivable, unbilled receivables and deferred revenue balances for the six months ended June 30, 2021 were as follows (in thousands):

	Accounts receivable	Unbilled accounts receivable	Deferred revenue (current)	Deferred revenue (long-term)
Balance at January 1, 2021	$179,331	$58,407	$96,824	$26,010
Increase (decrease), net	(16,223)	(1,648)	4,647	(3,974)
Balance at June 30, 2021	$163,108	$56,759	$101,471	$22,036

The Company recognized approximately $60 million of revenue in the six months ended June 30, 2021 that was recorded as deferred revenue at December 31, 2020 and approximately $69 million of revenue in the six months ended June 30, 2020 that was recorded as deferred revenue at December 31, 2019. Of the Company's deferred revenue reported as long-term in its condensed consolidated balance sheet at June 30, 2021, the Company expects that approximately $12 million will be

RIBBON COMMUNICATIONS INC.
Notes to Condensed Consolidated Financial Statements (Continued)
(unaudited)
recognized as revenue in 2022, approximately $6 million will be recognized as revenue in 2023 and approximately $4 million will be recognized as revenue in 2024 and beyond.

All freight-related customer invoicing is recorded as revenue, while the shipping and handling costs that occur after control of the promised goods or services transfer to the customer are reported as fulfillment costs, a component of Cost of revenue - product in the Company's condensed consolidated statements of operations.

Deferred Commissions Cost

Sales commissions earned by the Company's employees are considered incremental and recoverable costs of obtaining a contract with a customer. Expense related to commission payments has been deferred on our condensed consolidated balance sheet and is being amortized over the expected life of the customer contract, which averages five years. The current and long-term portions of deferred commission expense are included as components of Other current assets and Other assets, respectively. At both June 30, 2021 and December 31, 2020, the Company had $4.1 million of deferred sales commissions capitalized.

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

The IP Optical Networks segment provides high-performance, secure and reliable hardware and software products solutions for IP networking, switching, routing and optical transport designed to support and enable technologies like 5G, distributed cloud computing and corresponding applications by delivering ultra-low cost-per-bit transport and multi-service flexibility. The IP Optical Networks portfolio offers multiple solutions, including 5G-native solutions for mobile backhaul, metro and edge aggregation, core networking, data center interconnect, legacy NTR and transport solutions for wholesale carriers. This portfolio is offered to service provider, enterprise and industry verticals with critical transport network infrastructures including utilities, government, defense, transportation, and education and research Information for the IP Optical Networks segment for the six months ended June 30, 2020 includes the financial results of this segment for the period subsequent to the ECI Acquisition Date.

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

The tables below provide information regarding revenue, adjusted gross profit, adjusted EBITDA and depreciation expense by reportable segment for the three and six months ended June 30, 2021 and 2020 (in thousands):

	Three months ended		Six months ended
	June 30, 2021	June 30, 2020	June 30, 2021	June 30, 2020
Segment revenue:
Cloud and Edge	$141,421	$146,907	$266,843	$274,938
IP Optical Networks	69,789	63,586	137,139	93,537
Revenue	$211,210	$210,493	$403,982	$368,475

	Three months ended		Six months ended
	June 30, 2021	June 30, 2020	June 30, 2021	June 30, 2020
Segment adjusted gross profit:
Cloud and Edge	$95,837	$98,779	$180,172	$177,714
IP Optical Networks	33,152	24,686	59,626	36,432
Total segment adjusted gross profit	128,989	123,465	239,798	214,146
Stock-based compensation expense	(562)	(198)	(824)	(355)
Gross profit	$128,427	$123,267	$238,974	$213,791

	Three months ended		Six months ended
	June 30, 2021	June 30, 2020	June 30, 2021	June 30, 2020
Segment adjusted EBITDA:
Cloud and Edge	$43,536	$37,497	$71,866	$47,236
IP Optical Networks	(482)	(7,947)	(9,160)	(8,145)
Total segment adjusted EBITDA	43,054	29,550	62,706	39,091
Depreciation	(4,249)	(4,786)	(8,475)	(8,260)
Amortization of intangible assets	(17,181)	(14,669)	(33,004)	(29,003)
Stock-based compensation	(4,790)	(3,222)	(9,850)	(6,198)
Litigation costs	—	937	—	(2,101)
Acquisition-, disposal- and integration-related expense	(1,052)	(857)	(2,249)	(13,241)
Restructuring and related expense	(2,830)	(5,361)	(8,780)	(7,436)
Income (loss) from operations	12,952	1,592	$348	$(27,148)

Segment depreciation expense:
Cloud and Edge	$3,142	$2,984	$6,279	$5,977
IP Optical Networks	1,107	1,802	2,196	2,283
Depreciation expense	$4,249	$4,786	$8,475	$8,260

RIBBON COMMUNICATIONS INC.
Notes to Condensed Consolidated Financial Statements (Continued)
(unaudited)
(14) MAJOR CUSTOMERS

The following customer contributed 10% or more of the Company's revenue in the three and six months ended June 30, 2021 and 2020:

	Three months ended		Six months ended
	June 30, 2021	June 30, 2020	June 30, 2021	June 30, 2020
Verizon Communications Inc.	17%	15%	16%	14%

At June 30, 2021, one customer accounted for 10% or more of the Company's accounts receivable balance, representing approximately 17% of total accounts receivable. At December 31, 2020, one customer accounted for 10% or more of the Company's accounts receivable balance, representing approximately 12% of total accounts receivable. The Company performs ongoing credit evaluations of its customers and generally does not require collateral on accounts receivable, although in some instances the Company may require letters of credit to support customer outstanding accounts receivable balances. The Company maintains an allowance for doubtful accounts and such losses have been within management's expectations.

(15) COMMON STOCK REPURCHASES

In the second quarter of 2019, the Company's Board of Directors (the "Board") approved a stock repurchase program (the "Repurchase Program") pursuant to which the Company could repurchase up to $75 million of its common stock prior to April 18, 2021. The Company did not repurchase any common stock during the three and six months ended June 30, 2021 or 2020. The Repurchase Program expired on April 18, 2021. At December 31, 2020, the Company had $70.5 million remaining under the Repurchase Program for future repurchases.

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

In connection with the Company's acquisitions of Performance Technologies Inc. ("PT") in 2014, and Network Equipment

RIBBON COMMUNICATIONS INC.
Notes to Condensed Consolidated Financial Statements (Continued)
(unaudited)
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

In addition, in connection with his appointment as Executive Vice President and General Manager, Packet Optical Networking, the Company granted Sam Bucci 133,333 PSUs (the "Bucci Stock Price PSUs") with both market and service conditions. Subject to Mr. Bucci's continued employment, the Bucci Stock Price PSUs were eligible to vest and be settled in shares of Ribbon's common stock upon the achievement of a specific share price threshold on or prior to January 31, 2022. The share price threshold for Mr. Bucci’s Stock Price PSUs was achieved on February 12, 2021, and the shares were released to him. This release is included in the applicable table below.

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

At March 31, 2021, the calculation of the grant date fair value of the Market PSUs granted on March 15, 2021 had not been completed. The Company used a grant date fair value of $8.65, the closing stock price on the date of grant, to calculate expense attributable to the three months ended March 31, 2021 for these Market PSUs. During the three months ended June 30, 2021, the Company completed the Monte Carlo valuation of these Market PSUs and calculated that the grant date fair value of each Market PSU was $13.67. The Company recorded a cumulative adjustment to expense to account for the change in grant date fair value in the second quarter of 2021. The change in grant date fair value and related cumulative adjustment did not have a material impact on its consolidated financial statements.

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

Stock Options

The activity related to the Company's outstanding stock options for the six months ended June 30, 2021 was as follows:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value (in thousands)
Outstanding at January 1, 2021	207,710	$12.69
Exercised	(13,602)	$1.76
Expired	(3,386)	$17.04
Outstanding at June 30, 2021	190,722	$13.40	3.11	$240
Vested or expected to vest at June 30, 2021	190,709	$13.40	3.11	$240
Exercisable at June 30, 2021	189,978	$13.44	3.10	$236

The total intrinsic value of options exercised was nominal in the three months ended June 30, 2021 and $0.1 million in the six months ended June 30, 2021. The Company received nominal cash from option exercises in the three months ended June 30, 2021 and approximately $24,000 in the six months ended June 30, 2021.

RIBBON COMMUNICATIONS INC.
Notes to Condensed Consolidated Financial Statements (Continued)
(unaudited)
Restricted Stock Awards and Units

The activity related to the Company's RSAs for the six months ended June 30, 2021 was as follows:

	Shares	Weighted Average Grant Date Fair Value
Unvested balance at January 1, 2021	86,983	$7.04
Vested	(86,983)	$7.04
Unvested balance at June 30, 2021	—	$—

The activity related to the Company's RSUs for the six months ended June 30, 2021 was as follows:

	Shares	Weighted Average Grant Date Fair Value
Unvested balance at January 1, 2021	6,531,110	$3.32
Granted	3,087,947	$8.57
Vested	(2,378,221)	$3.19
Forfeited	(458,054)	$4.18
Unvested balance at June 30, 2021	6,782,782	$5.70

The total grant date fair value of shares of restricted stock granted under RSAs and RSUs that vested during the six months ended June 30, 2021 was $8.2 million.

Performance-Based Stock Units

The activity related to the Company's PSUs for the six months ended June 30, 2021 was as follows:

	Shares	Weighted Average Grant Date Fair Value
Unvested balance at January 1, 2021	6,035,931	$1.56
Granted	672,121	$10.22
Vested	(1,525,681)	$0.98
Forfeited	(91,005)	$4.29
Unvested balance at June 30, 2021	5,091,366	$2.99

The total grant date fair value of shares of restricted stock granted under PSUs that vested during the six months ended June 30, 2021 was $1.5 million.

Stock-Based Compensation

The condensed consolidated statements of operations include stock-based compensation for the three and six months ended June 30, 2021 and 2020 as follows (in thousands):

RIBBON COMMUNICATIONS INC.
Notes to Condensed Consolidated Financial Statements (Continued)
(unaudited)

	Three months ended		Six months ended
	June 30, 2021	June 30, 2020	June 30, 2021	June 30, 2020
Product cost of revenue	$93	$39	$120	$66
Service cost of revenue	469	159	704	289
Research and development	1,160	738	1,787	1,296
Sales and marketing	1,752	1,011	3,626	1,763
General and administrative	1,316	1,275	3,613	2,784
	$4,790	$3,222	$9,850	$6,198

There was an income tax benefit of $1.3 million for stock-based compensation in the six months ended June 30, 2021; however, there was no income tax benefit in the six months ended June 30, 2020 due to the valuation allowance recorded.

At June 30, 2021, there was $34.6 million, net of expected forfeitures, of unrecognized stock-based compensation expense related to unvested stock options, stock awards and stock units. This expense is expected to be recognized over a weighted average period of approximately two years.

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

Right-of-use assets and lease liabilities are initially measured based on the present value of the future minimum fixed lease payments (i.e., fixed payments in the lease contract) over the lease term at the commencement date. As the Company's existing leases do not have a readily determinable implicit rate, the Company uses its incremental borrowing rate based on the information available at the commencement date in determining the present value of future minimum fixed lease payments. The Company calculates its incremental borrowing rate to reflect the interest rate that it would have to pay to borrow on a collateralized basis an amount equal to the lease payments in a similar economic environment over a similar term and considers its historical borrowing activities and market data from entities with comparable credit ratings in this determination. The measurement of the right-of-use asset also includes any lease payments made prior to the commencement date (excluding any lease incentives) and initial direct costs incurred. The Company assessed its right-of-use assets for impairment as of June 30, 2021 and December 31, 2020 and determined no impairment has occurred.

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

In connection with the 2019 Restructuring Initiative, certain lease assets related to facilities are being partially or fully vacated as the Company consolidates its facilities. The Company has no plans to enter into sublease agreements for certain facilities. The Company ceased use of these facilities in the first quarter of 2021, the first and fourth quarters of 2020 and the third quarter of 2019. Accordingly, the Company accelerated the amortization of the associated lease assets through the planned cease-use date of each facility, resulting in additional amortization expense of $3.4 million and $0.1 million in the six months ended June 30, 2021 and 2020, respectively. The Company also recorded expense of $1.4 million in the aggregate in the six months ended June 30, 2021 for all estimated future variable lease costs related to these facilities. The Company recorded a nominal credit for all estimated future variable lease costs in the six months ended June 30, 2020. The Company did not record additional amortization expense or estimated future variable lease costs in the three months ended June 30, 2021 or 2020.

All accelerated amortization and accrual of future variable costs were recorded as Restructuring and related expense in the Company's condensed consolidated statements of operations. At June 30, 2021 and December 31, 2020, the Company had accruals of $1.9 million and $0.8 million, respectively, for all future anticipated variable lease costs related to these facilities. The Company may incur additional future expense if it is unable to sublease other locations included in the Facilities Initiative.

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

The Company's right-of-use lease assets and lease liabilities at June 30, 2021 and December 31, 2020 were as follows (in thousands):

	Classification	June 30, 2021	December 31, 2020
Assets:
Operating lease assets	Operating lease right-of-use assets	$57,869	$69,757
Finance lease assets*	Property and equipment, net	574	983
Total leased assets		$58,443	$70,740

Liabilities:
Current:
Operating	Operating lease liabilities	$17,974	$17,023
Finance	Accrued expenses and other	709	902
Noncurrent:
Operating	Operating lease liabilities, net of current	62,615	72,614
Finance	Other long-term liabilities	253	568
Total lease liabilities		$81,551	$91,107

* Finance lease assets were recorded net of accumulated depreciation of $2.3 million and $1.9 million at June 30, 2021 and December 31, 2020, respectively.

The components of lease expense for the three and six months ended June 30, 2021 and 2020 were as follows (in thousands):

RIBBON COMMUNICATIONS INC.
Notes to Condensed Consolidated Financial Statements (Continued)
(unaudited)

	Three months ended		Six months ended
	June 30, 2021	June 30, 2020	June 30, 2021	June 30, 2020
Operating lease cost*	$5,194	$5,217	$14,031	$8,561
Finance lease cost:
Amortization of leased assets	180	319	409	638
Interest on lease liabilities	20	47	46	102
Short-term lease cost	3,270	5,629	6,562	11,124
Variable lease costs (costs excluded from minimum fixed lease payments)**	500	635	2,658	1,272
Sublease income	(199)	(320)	(475)	(564)
Net lease cost	$8,965	$11,527	$23,231	$21,133

* Operating lease costs for the six months ended June 30, 2021 included $3.4 million of accelerated amortization for certain assets partially or fully vacated in 2021 with no intent or ability to sublease. Operating lease costs for the six months ended June 30, 2020 included $0.1 million of accelerated amortization for certain assets partially or fully vacated in 2020 with no ability to sublease. The Company did not record accelerated amortization in the three months ended June 30, 2021 or 2020.
** Variable lease costs for the six months ended June 30, 2021 included accruals of $1.4 million for all future estimated variable expenses related to certain assets partially or fully vacated in 2021 with no intent or ability to sublease. No such variable costs were accrued in the three months ended June 30, 2021 or in the three and six months ended June 30, 2020.

Cash flow information related to the Company's leases for the six months ended June 30, 2021 and 2020 was as follows (in thousands):

	Six months ended
	June 30, 2021	June 30, 2020
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows for operating leases	$10,997	$7,844
Operating cash flows for finance leases	$46	$102
Financing cash flows for finance leases	$507	$668

Other information related to the Company's leases as of June 30, 2021 and December 31, 2020 was as follows:

	June 30, 2021	December 31, 2020
Weighted average remaining lease term (years):
Operating leases	6.49	6.59
Finance leases	1.35	1.70
Weighted average discount rate:
Operating leases	5.71%	5.67%
Finance leases	5.09%	6.15%

Future minimum fixed lease payments under noncancelable leases at June 30, 2021 were as follows (in thousands):

RIBBON COMMUNICATIONS INC.
Notes to Condensed Consolidated Financial Statements (Continued)
(unaudited)

	June 30, 2021
	Operating	Finance
	leases	leases
Remainder of 2021	$11,326	$422
2022	20,323	511
2023	17,530	63
2024	9,704	—
2025	7,791	—
2026 and beyond	31,353	—
Total lease payments	98,027	996
Less: interest	(17,438)	(35)
Present value of lease liabilities	$80,589	$961

(18) INCOME TAXES

The Company's income tax provisions for the six months ended June 30, 2021 and 2020 reflect the Company's estimates of the effective rates expected to be applicable for the respective full years, adjusted for any discrete events, which are recorded in the period that they occur. These estimates are reevaluated each quarter based on the Company's estimated tax expense for the full year. The estimated effective tax rate includes the impact of valuation allowances in various jurisdictions.

The Company intends to continue to maintain a full valuation allowance on its deferred tax assets until there is sufficient evidence to support the reversal of all or some portion of the allowance. However, given its current earnings and anticipated future earnings, the Company believes there is a reasonable possibility that within the next 12 months, sufficient positive evidence may become available to reach a conclusion that a significant portion of the U.S. valuation allowance will no longer be needed. Release of the valuation allowance would result in the recognition of certain deferred tax assets and a decrease in income tax expense for the period in which the release is recorded. However, the exact timing and amount, of the valuation allowance release, if any, are subject to change on the basis of the level of profitability that the Company is able to actually achieve.

(19) COMMITMENTS AND CONTINGENCIES

Liabilities for Royalty Payments to the IIA. Prior to the ECI Acquisition, ECI had received research and development grants from the Office of the Innovation Authority of the Israeli Ministry of Economics (the "IIA"). The Company assumed ECI's contract with the IIA, which requires the Company to pay royalties to the IIA on proceeds from the sale of products which the Israeli government has supported by way of research and development grants. The royalties for grants prior to 2017 were calculated at the rates of 1.3% to 5.0% of the aggregated proceeds from the sale of such products developed at certain of the Company's R&D centers, up to an amount not exceeding 100% of such grants plus interest at LIBOR. Effective for grants approved in 2017 and subsequently, interest was calculated at the higher of LIBOR plus 1.5% to 2.75%. At June 30, 2021, the Company's maximum possible future royalties commitment, including $3.9 million of unpaid royalties accrued, was $36.8 million, including interest of $1.9 million, based on estimates of future product sales, grants received from the IIA not yet repaid, and management's estimation of products still to be sold.

Research and Development Grants. The Company records grants received from the IIA as a reduction to research and development expense. Royalties payable to the IIA are recognized pursuant to sales of related products and are classified as Cost of revenue. The Company does not anticipate receiving material grants from the IIA in the foreseeable future.

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

RIBBON COMMUNICATIONS INC.
Notes to Condensed Consolidated Financial Statements (Continued)
(unaudited)
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

Impact of COVID-19 on Our Business

In 2020, a novel strain of the coronavirus (COVID-19) was declared by the World Health Organization to be a global pandemic. The COVID-19 pandemic has had a negative effect on the global economy, disrupting the various manufacturing, commodity and financial markets and increasing volatility, and has impeded global supply chains, including that of our IP Optical Networks operating segment. Continued dampened global economic conditions as a result of the COVID-19 pandemic, especially in areas where a vaccine rollout is slower, such as Australia and India, may cause our customers to restrict spending or delay purchases for an indeterminate period of time and consequently cause our revenues to decline. In addition, our ability to deliver our solutions as agreed upon with our customers depends on the ability of our global contract manufacturers, vendors, licensors and other business partners to deliver products or perform services we have procured from them. While, to date, we have not experienced material issues, if the ongoing COVID-19 pandemic impairs the ability of our business partners to support us on a timely basis, or negatively impacts the demand for our customers' other products and services, our ability to perform our customer contracts as well as the demand for our solutions may suffer. In addition, disruptions from the COVID-19 pandemic could include, and with respect to our IP Optical Networks operating segment have included, disruption of logistics necessary to import, export and deliver our solutions. The COVID-19 pandemic continues to limit in some locations, including India, the ability of our employees to perform their work due to illness caused by the pandemic or local, state or federal orders requiring employees to remain at home. The degree to which the COVID-19 pandemic ultimately impacts our business, financial position and results of operations will depend on future developments beyond our control, including the effectiveness and timing of any vaccines, the frequency and duration of future waves of infection, the effectiveness and timing of any vaccines, the extent of actions to contain or treat the virus, how quickly and to what extent normal economic and operating conditions can resume, and the severity and duration of the global economic downturn that results from the pandemic.

As a response to the ongoing COVID-19 pandemic, we have continued to implement plans to manage our costs. We have significantly reduced travel, marketing and other discretionary expenses except where necessary to meet customer or regulatory needs and acted to limit discretionary spending. To the extent the business disruption continues for an extended period, additional cost management actions will be considered. Any future asset impairment charges, increases in the allowance for doubtful accounts or restructuring charges could be more likely and will be dependent on the severity and duration of this crisis.

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

This reclassification resulted in reductions in the three and six months ended June 30, 2020 to Cost of revenue - product of $10.9 million and $19.9 million, respectively, and reductions to Sales and marketing of $3.7 million and $9.1 million, respectively, which amounts were reclassified to Amortization of acquired intangible assets. The reduction to Cost of revenue -

product in the three months ended June 30, 2020 increased our product gross profit as a percentage of product revenue ("product gross margin") and our total gross profit as a percentage of revenue ("total gross margin) by approximately nine percentage points and five percentage points, respectively. The reduction to Cost of revenue - product in the six months ended June 30, 2020 increased our product gross margin and total gross margin by approximately ten percentage points and five percentage points, respectively.

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

As consideration, AVCT paid us $45.0 million, subject to certain adjustments, in the form of units of AVCT's securities (the "AVCT Units"), with each AVCT Unit consisting of: $1,000 in principal amount of AVCT’s Series A-1 convertible debentures (the “Debentures”); and (ii) one warrant to purchase 100 shares of AVCT common stock, $0.0001 par value (the “Warrants”), as consideration for the Kandy Sale. We received 43,778 AVCT Units as consideration on the Kandy Sale Date.

The Debentures bear interest at a rate of 10% per annum, which is being added to the principal amount of the Debentures, except upon maturity, in which case accrued and unpaid interest is payable in cash. The entire principal of each Debenture, together with accrued and unpaid interest thereon, is due and payable on the earlier of the May 1, 2023 maturity date or the occurrence of a Change in Control as defined in the definitive purchase agreement, as amended (the "Amended Kandy Agreement"). Each Debenture is convertible, in whole or in part, at any time at our option into that number of shares of AVCT common stock, calculated by dividing the principal amount being converted, together with all accrued and unpaid interest thereon, by the applicable conversion price, initially $3.45. The Debentures are subject to mandatory redemption if the AVCT stock price is at or above $6.00 per share for 40 trading days in any 60 consecutive trading day period, subject to the satisfaction of certain other conditions. The conversion price is subject to customary adjustments including, but not limited to, stock dividends, stock splits and reclassifications. At the Company's option, up to $5.0 million of the Debentures may be redeemed by AVCT at par in the event AVCT raises at least $50.0 million in its offering of AVCT Units. As of February 19, 2021, the stock price had traded above $6.00 for 40 days within a 60 consecutive trading day period, and accordingly, the Debentures will be converted to shares of AVCT common stock upon the completion of customary regulatory filings by AVCT. Upon the expiration of the lock-up period, we began to value the Debentures at each measurement date by multiplying the closing stock price of AVCT common stock by the number of shares upon conversion of the Debentures.

The Warrants are independent of the Debentures and entitle us to purchase 4,377,800 shares of AVCT common stock at an exercise price of $0.01 per share. The Warrants expire on December 1, 2025, and were immediately exercisable on the Kandy Sale Date.

We had not redeemed any of the Debentures or exercised any of the Warrants as of June 30, 2021. We were also subject to a lock-up provision which limited our ability to sell any shares of AVCT common stock underlying the Debentures and the Warrants prior to June 1, 2021, except in certain transactions.

We determined that the AVCT Units had a fair value of $84.9 million at the Kandy Sale Date, comprised of the Debentures with a fair value of $66.3 million and the Warrants with a fair value of $18.6 million. The value of the net assets sold to AVCT totaled $1.3 million, resulting in a gain on the sale of $83.6 million.

We are calculating the fair value of the Debentures and Warrants at each quarter-end and recording any adjustments to the fair values in Other income (expense), net. At June 30, 2021 and December 31, 2020, the aggregate fair value of the Debentures and Warrants was $106.0 million and $115.2 million, respectively. We recorded a gain of $12.1 million in the three months ended June 30, 2021and a loss of $11.8 million in the six months ended June 30, 2021 arising from the change in the fair value of the Debentures and Warrants, and which is included as a component of Other income (expense), net, in our condensed consolidated statements of operations. We recorded $1.2 million and $2.7 million of interest income in the three and six months ended June 30, 2021, respectively, which was added to the principal of the Debentures, and which is included in Interest expense, net, in our condensed consolidated statements of operations. The fair values of the Debentures and Warrants are reported as Investments in our condensed consolidated balance sheets at June 30, 2021 and December 31, 2020.

Operating Segments

Effective in the fourth quarter of 2020 and in connection with the ECI Acquisition, our CODM began to assess our performance based on the performance of two separate organizations within Ribbon: the Cloud and Edge operating segment ("Cloud and Edge") and the IP Optical Networks operating segment ("IP Optical Networks"). Amounts attributable to IP Optical Networks in the six months ended June 30, 2020 are for the period subsequent to the ECI Acquisition Date. For additional details regarding our operating segments, see Note 13 - Operating Segment Information to our condensed consolidated financial statements.

Financial Overview

Financial Results

We reported income from operations of $13.0 million and $1.6 million for the three months ended June 30, 2021 and 2020, respectively. We reported income from operations of $0.3 million for the six months ended June 30, 2021 and a loss from operations of $27.1 million for the six months ended June 30, 2020.

Our revenue was $211.2 million and $210.5 million in the three months ended June 30, 2021 and 2020, respectively. Our total gross profit and total gross margin were $128.4 million and 60.8%, respectively, in the three months ended June 30, 2021, and $123.3 million and 58.6%, respectively, in the three months ended June 30, 2020. Our revenue was $404.0 million and $368.5 million in the six months ended June 30, 2021 and 2020, respectively. Our total gross profit and total gross margin were $239.0 million and 59.2%, respectively, in the six months ended June 30, 2021, and $213.8 million and 58.0%, respectively, in the six months ended June 30, 2020.

Revenue from our Cloud and Edge segment was $141.4 million and $146.9 million in the three months and ended June 30, 2021 and 2020, respectively. Total gross profit and total gross margin for this segment were $95.5 million and 67.5% respectively, in the three months ended June 30, 2021, and $98.6 million and 67.1% in the three months ended June 30, 2020. Revenue from our Cloud and Edge segment was $266.8 million and $274.9 million in the six months ended June 30, 2021 and 2020, respectively. Total gross profit and total gross margin for this segment were $179.6 million and 67.3% respectively, in the six months ended June 30, 2021, and $177.4 million and 64.5% in the six months ended June 30, 2020.

Revenue from our IP Optical Networks segment was $69.8 million and $63.6 million in the three months ended June 30, 2021 and 2020, respectively. Total gross profit and total gross margin for this segment were $33.0 million and 47.2% respectively, in the three months ended June 30, 2021, and $24.7 million and 38.8% in the three months ended June 30, 2020. Revenue from our IP Optical Networks segment was $137.1 million and $93.5 million in the six months ended June 30, 2021 and 2020, respectively. Total gross profit and total gross margin for this segment were $59.3 million and 43.3% respectively, in the six months ended June 30, 2021, and $36.4 million and 38.9% in the six months ended June 30, 2020.

Our operating expenses were $115.5 million and $121.7 million in the three months ended June 30, 2021 and 2020, respectively. Operating expenses for the three months ended June 30, 2021 included $17.2 million of amortization of acquired intangible assets, $1.1 million of acquisition-, disposal- and integration-related expense and $2.8 million of restructuring and related expense. Operating expenses for the three months ended June 30, 2020 included $14.7 million of amortization of acquired intangible assets, $0.9 million of acquisition-, disposal- and integration-related expense and $5.4 million of restructuring and related expense.

Our operating expenses were $238.6 million and $240.9 million in the six months ended June 30, 2021 and 2020 respectively. Operating expenses for the six months ended June 30, 2021 included $33.0 million of amortization of acquired intangible assets, $2.2 million of acquisition-, disposal- and integration-related expense and $8.8 million of restructuring and related expense. Our operating expenses for the six months ended June 30, 2020 included $29.0 million of amortization of acquired intangible assets, $13.2 million of acquisition-, disposal- and integration-related expense and $7.4 million of restructuring and related expense.

We recorded stock-based compensation expense of $4.8 million and $3.2 million in the three months ended June 30, 2021 and 2020, respectively, and $9.9 million and $6.2 million in the six months ended June 30, 2021 and 2020, respectively. These amounts are included as components of both Cost of revenue and Operating expenses in our condensed consolidated statements of operations.

See "Results of Operations" in this Management's Discussion and Analysis of Financial Condition and Results of Operations ("MD&A") for a discussion of the changes in our revenue and expenses for the three and six months ended June 30, 2021 compared to the three and six months ended June 30, 2020.

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

We recorded restructuring and related expense of $1.9 million and $4.7 million in connection with the 2020 Restructuring Initiative in the three months ended June 30, 2021 and 2020, respectively, and $2.3 million and $5.8 million in the six months ended June 30, 2021 and 2020, respectively.

The amount recorded in the three months ended June 30, 2021 was comprised of $1.9 million for severance and related costs for approximately 15 employees and nominal expense for variable costs related to restructured facilities. The amount recorded in the six months June 30, 2021 was comprised of $2.6 million of severance and related costs for approximately 25 employees and $0.4 million for variable costs related to restructured facilities, offset by a credit of $0.7 million for changes in estimate to previously recorded facilities-related amounts. The amount recorded in the six months ended June 30, 2020, of which $4.7 million was recorded in the three months ended June 30, 2020 and $1.1 million was recorded in the three months ended March 31, 2020, represents severance and related costs for approximately 75 employees. We expect that the amount accrued for severance at June 30, 2021 will be paid in 2021. We expect that we will record additional restructuring and related expense approximating $2 million under the 2020 Restructuring Initiative in the aggregate for severance and planned facility consolidations.

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

In connection with the 2019 Restructuring Initiative, we recorded restructuring and related expense of $0.9 million and $0.7 million in the three months ended June 30, 2021 and 2020, respectively, and $6.5 million and $1.7 million in the six months ended June 30, 2021 and 2020, respectively.

The amount recorded in the three months ended June 30, 2021 related to variable facilities costs. Of the amount recorded in the six months ended June 30, 2021, $3.4 million was for accelerated amortization of lease assets and $3.1 million related to variable and other facilities-related costs in connection with facility consolidations. The amount recorded in the three months ended June 30, 2020 primarily related to facility consolidations. The amount recorded in the six months ended June 30, 2020 was comprised of $0.7 million for severance and related costs for five employees and $1.0 million related to facility consolidations. As of June 30, 2021, the amounts accrued for severance and related costs had been paid in full. We estimate that we will record nominal, if any, additional restructuring and related expense in connection with this initiative.

Accelerated Rent Amortization. Accelerated rent amortization is recognized from the date that we commence the plan to fully or partially vacate a facility, for which there is no intent or ability to enter into a sublease, through the final vacate date. We recorded $3.4 million and $0.1 million for accelerated rent amortization in the six months ended June 30, 2021 and 2020, respectively, in connection with our 2019 Restructuring Initiative. These amounts are included as components of Restructuring and related expense. We continue to evaluate our properties included in the Facilities Initiative for accelerated amortization and/or right-of-use asset impairment. We may incur additional future expense if we are unable to sublease other locations included in the Facilities Initiative.

Critical Accounting Policies and Estimates

Management's discussion and analysis of financial condition and results of operations is based upon our condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP"). The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. We base our estimates and judgments on historical experience, knowledge of current conditions and beliefs of what could occur in the future given available information. We consider the following accounting policies to be both those most important to the portrayal of our financial condition and those that require the most subjective judgment: revenue recognition, the valuation of inventory, the valuation of the Debentures and Warrants received as consideration in connection with the Kandy Sale, warranty accruals, loss contingencies and reserves, stock-based compensation, business combinations, goodwill and intangible assets, accounting for leases, and accounting for income taxes. If actual results differ significantly from management's estimates and projections, there could be a material effect on our condensed consolidated financial statements. There were no significant changes to our critical accounting policies from January 1, 2021 through June 30, 2021. For a further discussion of our other critical accounting policies and estimates, please refer to our Annual Report on Form 10-K for the year ended December 31, 2020.

Results of Operations

Three and six months ended June 30, 2021 and 2020

Revenue. Revenue for the three and six months ended June 30, 2021 and 2020 was as follows (in thousands, except percentages):

	Three months ended		Increase (decrease) from prior year
	June 30, 2021	June 30, 2020	$	%
Product	$113,129	$120,862	$(7,733)	(6.4)%
Service	98,081	89,631	8,450	9.4%
Total revenue	$211,210	$210,493	$717	0.3%

	Six months ended		Increase from prior year
	June 30, 2021	June 30, 2020	$	%
Product	$211,018	$196,761	$14,257	7.2%
Service	192,964	171,714	21,250	12.4%
Total revenue	$403,982	$368,475	$35,507	9.6%

Segment revenue for the three and six months ended June 30, 2021 and 2020 was as follows (in thousands):

	Three months ended June 30, 2021			Three months ended June 30, 2020
	Cloud and Edge	IP Optical Networks	Total	Cloud and Edge	IP Optical Networks	Total
Product	$64,361	$48,768	$113,129	$72,310	$48,552	$120,862
Service	77,060	21,021	98,081	74,597	15,034	89,631
Total revenue	$141,421	$69,789	$211,210	$146,907	$63,586	$210,493

	Six months ended June 30, 2021			Six months ended June 30, 2020
	Cloud and Edge	IP Optical Networks	Total	Cloud and Edge	IP Optical Networks	Total
Product	$114,513	$96,505	$211,018	$126,520	$70,241	$196,761
Service	152,330	40,634	192,964	148,418	23,296	171,714
Total revenue	$266,843	$137,139	$403,982	$274,938	$93,537	$368,475

The decrease in our product revenue in the three months ended June 30, 2021 compared to the three months ended June 30, 2020 was primarily the result of lower sales of our Cloud and Edge SBC products and the loss of revenue due to the Kandy Sale, partially offset by higher revenue from sales of certain Cloud and Edge software applications. Product revenue for our IP Optical Networks segment was essentially flat in the three months ended June 30, 2021 compared to the three months ended June 30, 2020.

The increase in our product revenue in the six months ended June 30, 2021 compared to the six months ended June 30, 2020 was primarily attributable to the inclusion of a full half-year of revenue from our IP Optical Networks segment, compared to four months of revenue in the six months ended June 30, 2020. This increase was partially offset by lower sales of our Cloud and Edge SBC products and the loss of revenue due to the Kandy Sale, partially offset by higher revenue from sales of certain Cloud and Edge software applications.

Revenue from indirect sales through our channel partner program was approximately 24% and 27% of our product revenue in the three months ended June 30, 2021 and 2020, respectively. Revenue from indirect sales through our channel partner program was approximately 22% and 31% of our product revenue in the six months ended June 30, 2021 and 2020, respectively.

Revenue from sales to enterprise customers was approximately 22% and 30% of our product revenue in the three months ended June 30, 2021 and 2020, respectively. Revenue from sales to enterprise customers was approximately 22% and 32% of our product revenue in the six months ended June 30, 2021 and 2020, respectively. These sales were made through both our direct sales team and indirect sales channel partners.

The timing of the completion of customer projects and revenue recognition criteria satisfaction may cause our product revenue to fluctuate from one period to the next.

Service revenue is primarily comprised of hardware and software maintenance and support (“maintenance revenue”) and network design, installation and other professional services (“professional services revenue”).

Service revenue for the three and six months ended June 30, 2021 and 2020 was comprised of the following (in thousands, except percentages):

	Three months ended		Increase from prior year
	June 30, 2021	June 30, 2020	$	%
Maintenance	$72,437	$68,623	$3,814	5.6%
Professional services	25,644	21,008	4,636	22.1%
	$98,081	$89,631	$8,450	9.4%

	Six months ended		Increase from prior year
	June 30, 2021	June 30, 2020	$	%
Maintenance	$141,142	$129,691	$11,451	8.8%
Professional services	51,822	42,023	9,799	23.3%
	$192,964	$171,714	$21,250	12.4%

Segment service revenue for the three and six months ended June 30, 2021 and 2020 was comprised of the following (in thousands):

	Three months ended June 30, 2021			Three months ended June 30, 2020
	Cloud and Edge	IP Optical Networks	Total	Cloud and Edge	IP Optical Networks	Total
Maintenance	$57,986	$14,451	$72,437	$57,853	$10,770	$68,623
Professional services	19,074	6,570	25,644	16,744	4,264	21,008
Total service revenue	$77,060	$21,021	$98,081	$74,597	$15,034	$89,631

	Six months ended June 30, 2021			Six months ended June 30, 2020
	Cloud and Edge	IP Optical Networks	Total	Cloud and Edge	IP Optical Networks	Total
Maintenance	$112,659	$28,483	$141,142	$113,409	$16,282	$129,691
Professional services	39,671	12,151	51,822	35,009	7,014	42,023
Total service revenue	$152,330	$40,634	$192,964	$148,418	$23,296	$171,714

The increase in maintenance revenue in the three months ended June 30, 2021 compared to the three months ended June 30, 2020 was primarily attributable to approximately $4 million of higher revenue from our IP Optical Networks segment. The increase in maintenance revenue in the six months ended June 30, 2021 compared to the six months ended June 30, 2020 was primarily due to approximately $12 million of higher revenue from our IP Optical Networks segment, partially offset by approximately $1 million of lower revenue from our Cloud and Edge segment. The increase in IP Optical Networks maintenance revenue in the six months ended June 30, 2021 was partially attributable to the inclusion of a full half-year of revenue in the current year period, compared to four months of revenue in the prior year period.

The increase in professional services revenue in the three months ended June 30, 2021 compared to the three months ended June 30, 2020 was equally attributable to Cloud and Edge and IP Optical Networks segments, each of which accounted for approximately $2 million of higher revenue in the current year quarter compared to the same prior year quarter. The increase in professional services revenue in the six months ended June 30, 2021 compared to the six months ended June 30, 2020 was attributable to approximately $5 million from each of our segments. The increase in IP Optical Networks professional services revenue in the six months ended June 30, 2021 was partially attributable to the inclusion of a full half-year of revenue in the current year period, compared to four months of revenue in the prior year period.

The following customer contributed 10% or more of our revenue in the three and six month periods ended June 30, 2021 and 2020:

	Three months ended		Six months ended
Customer	June 30, 2021	June 30, 2020	June 30, 2021	June 30, 2020
Verizon Communications Inc.	17%	15%	16%	14%

Revenue from customers domiciled outside the United States was approximately 52% of revenue in both the three months ended June 30, 2021 and 2020, and approximately 55% and 51% of revenue in the six months ended June 30, 2021 and 2020, respectively. Due to the timing of project completions, we expect that the domestic and international components as a percentage of revenue may fluctuate from quarter to quarter and year to year.

Our deferred product revenue was approximately $7 million and $8 million at June 30, 2021 and December 31, 2020, respectively. Our deferred service revenue was approximately $117 million and $115 million at June 30, 2021 and December 31, 2020, respectively. Our deferred revenue balance may fluctuate because of the timing of revenue recognition, customer payments, maintenance contract renewals, contractual billing rights and maintenance revenue deferrals included in multiple element arrangements.

We expect that our total revenue in 2021 will increase compared to 2020 as a result of both increased customer spend and continued cross-selling opportunities.

Cost of Revenue/Gross Margin. Our cost of revenue consists primarily of amounts paid to third-party manufacturers for purchased materials and services, royalties, inventory valuation adjustments, warranty costs, and manufacturing and services personnel and related costs. Our cost of revenue and gross margins for the three and six months ended June 30, 2021 and 2020 were as follows (in thousands, except percentages):

	Three months ended		Decrease from prior year
	June 30, 2021	June 30, 2020	$	%
Cost of revenue
Product	$46,641	$50,579	$(3,938)	(7.8)%
Service	36,142	36,647	(505)	(1.4)%
Total cost of revenue	$82,783	$87,226	$(4,443)	(5.1)%
Gross margin
Product	58.8%	58.2%
Service	63.2%	59.1%
Total gross margin	60.8%	58.6%

	Six months ended		Increase from prior year
	June 30, 2021	June 30, 2020	$	%
Cost of revenue
Product	$91,086	$86,558	$4,528	5.2%
Service	73,922	68,126	5,796	8.5%
Total cost of revenue	$165,008	$154,684	$10,324	6.7%
Gross margin
Product	56.8%	56.0%
Service	61.7%	60.3%
Total gross margin	59.2%	58.0%

Our segment cost of revenue and gross margins for the three and six months ended June 30, 2021 and 2020 were as follows (in thousands, except percentages):

	Three months ended June 30, 2021			Three months ended June 30, 2020
	Cloud and Edge	IP Optical Networks	Total	Cloud and Edge	IP Optical Networks	Total
Product	$19,112	$27,529	$46,641	$21,714	$28,865	$50,579
Service	26,846	9,296	36,142	26,602	10,045	36,647
Total cost of revenue	$45,958	$36,825	$82,783	$48,316	$38,910	$87,226

Product	70.3%	43.6%	58.8%	70.0%	40.5%	58.2%
Service	65.2%	55.8%	63.2%	64.3%	33.2%	59.1%
Total gross margin	67.5%	47.2%	60.8%	67.1%	38.8%	58.6%

	Six months ended June 30, 2021			Six months ended June 30, 2020
	Cloud and Edge	IP Optical Networks	Total	Cloud and Edge	IP Optical Networks	Total
Product	$32,533	$58,553	$91,086	$43,251	$43,307	$86,558
Service	54,685	19,237	73,922	54,318	13,808	68,126
Total cost of revenue	$87,218	$77,790	$165,008	$97,569	$57,115	$154,684

Product	71.6%	39.3%	56.8%	65.8%	38.3%	56.0%
Service	64.1%	52.7%	61.7%	63.4%	40.7%	60.3%
Total gross margin	67.3%	43.3%	59.2%	64.5%	38.9%	58.0%

Our product gross margin increased in the three months ended June 30, 2021 compared to the three months ended June 30, 2020, primarily due to margin improvement in our IP Optical Networks segment. The increase in product gross margin of our IP Optical Networks segment was primarily attributable to customer geography and product mix. The increase in our product gross margin in the six months ended June 30, 2021 compared to the six months ended June 30, 2020 was primarily due to margin improvement in our Cloud and Edge segment. This increase was primarily attributable to the impact of the Kandy Sale and, to a lesser extent, customer and product mix. We also had margin improvement in our IP Optical Networks segment in the six months ended June 30, 2021 compared to the same prior year period from the ECI Acquisition Date to June 30, 2020.

The increase in our service gross margin in both the three and six months ended June 30, 2021 compared to the three and six months ended June 30, 2020 was primarily due to margin improvement in both of our segments. Our Cloud and Edge segment's margin improvement was primarily due to lower fixed costs, while the margin improvement in our IP Optical Networks segments was primarily attributable to the segment's higher revenue in the current year periods against its fixed cost base.

We believe that our total gross margin will decrease slightly in 2021 compared to 2020, primarily due to higher expected sales from IP Optical Networks, which have historically lower margins due to the higher hardware content in their products.

Research and Development Expenses. Research and development expenses consist primarily of salaries and related personnel expenses and prototype costs for the design, development, testing, and enhancement of our products. Research and development expenses for the three and six months ended June 30, 2021 and 2020 were as follows (in thousands, except percentages):

			Increase (decrease) from prior year
	June 30, 2021	June 30, 2020	$	%
Three months ended	$46,797	$51,796	$(4,999)	(9.7)%
Six months ended	$94,207	$94,091	$116	0.1%

The decrease in research and development expenses in the three months ended June 30, 2021 compared to the three months ended June 30, 2020 was primarily attributable to approximately $6 million of lower expenses in our Cloud and Edge segment, all primarily employee-related and product development costs, partially offset by approximately $1 million of higher expenses in our IP Optical Networks segment, primarily for infrastructure-related and product development costs.

Our research and development expenses were essentially flat in the six months ended June 30, 2021 compared to the six months ended June 30, 2020, with lower expenses in our Cloud and Edge segment related to the sale of Kandy. These reductions were partially offset by higher expenses in our IP Optical Networks segment, primarily due to the inclusion of a half-year of IP Optical Networks expense compared to only four months of expense in the prior year period, principally for employee- and infrastructure-related and product development costs.

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

Sales and Marketing Expenses. Sales and marketing expenses primarily consist of salaries and related personnel costs, commissions, travel and entertainment expenses, promotions, customer trial and evaluations inventory, and other marketing and sales support expenses. Sales and marketing expenses for the three and six months ended June 30, 2021 and 2020 were as follows (in thousands, except percentages):

			Increase from prior year
	June 30, 2021	June 30, 2020	$	%
Three months ended	$34,881	$33,898	$983	2.9%
Six months ended	$72,099	$64,869	$7,230	11.1%

The increase in sales and marketing expenses in the three months ended June 30, 2021 compared to the three months ended June 30, 2020 was primarily attributable to approximately $2 million of higher expenses in our IP Optical Networks segment, primarily for employee-related costs, partially offset by approximately $1 million of lower expense in our Cloud and Edge segment, primarily for employee-related costs.

The increase in sales and marketing expenses in the six months ended June 30, 2021 compared to the six months ended June 30, 2020 was primarily attributable to the inclusion of a full half-year of IP Optical Networks expense, compared to only four months of expense in the prior year period, which added approximately $11 million in sales and marketing expenses, principally employee- and infrastructure-related costs. This increase was partially offset by approximately $4 million of lower expenses in our Cloud and Edge segment, primarily employee-related and marketing costs.

We believe that our sales and marketing expenses will increase modestly in 2021 compared with 2020, primarily due to higher employee-related expenses and higher costs, assuming COVID-19 restrictions continue to ease.

General and Administrative Expenses. General and administrative expenses consist primarily of salaries and related personnel costs for executive and administrative personnel, and audit, legal and other professional fees. General and administrative expenses for the three and six months ended June 30, 2021 and 2020 were as follows (in thousands, except percentages):

			Decrease from prior year
	June 30, 2021	June 30, 2020	$	%
Three months ended	$12,734	$15,094	$(2,360)	(15.6)%
Six months ended	$28,287	$32,299	$(4,012)	(12.4)%

The decrease in general and administrative expenses in the three months ended June 30, 2021 compared to the three months ended June 30, 2020 was primarily attributable to approximately $2 million of lower professional fees and approximately $1 million of lower employee-related expenses. The reduction in professional fees in the three months ended June 30, 2021 was attributable to both of our segments, while the reduction in employee-related expenses was attributable to our IP Optical Networks segment.

The decrease in general and administrative expenses in the six months ended June 30, 2021 compared to the six months ended June 30, 2020 was primarily attributable to the absence in the current year period of approximately $2 million of litigation-related expense in our Cloud and Edge segment, coupled with approximately $2 million of lower professional fees (i.e., consulting, legal and audit fees) and approximately $1 million of net reductions in other Cloud and Edge expenses. These reductions were partially offset by approximately $1 million of IP Optical Networks expense, principally for employee-related costs

We believe that our general and administrative expenses in 2021 will be consistent with our 2020 levels and decline in future years as we realize additional integration synergies.

Amortization of Acquired Intangible Assets. Amortization of acquired intangible assets for the three and months ended June 30, 2021 and 2020 was as follows (in thousands, except percentages):

			Increase from prior year
	June 30, 2021	June 30, 2020	$	%
Three months ended	$17,181	$14,669	$2,512	17.1%
Six months ended	$33,004	$29,003	$4,001	13.8%

The increase in amortization of acquired intangible assets in both the three and six months ended June 30, 2021 compared to the same prior year periods was primarily due to the recognition of such expense in relation to expected future cash flows; accordingly, amortization of intangible assets is not recorded on a straight-line basis, coupled with the inclusion of amortization expense for the full half-year in 2021, compared to four months of expense in the same prior year period.

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

Our acquisition-, disposal- and integration-related expenses for the three and six months ended June 30, 2021 and 2020 were as follows (in thousands):

	Three months ended		Six months ended
	June 30, 2021	June 30, 2020	June 30, 2021	June 30, 2020
Professional and services fees (acquisition-related)	$143	$640	$143	$13,014
Professional and services fees (disposal-related)	—	—	241	—
Integration-related expenses	909	217	1,865	227
	$1,052	$857	$2,249	$13,241

Our acquisition-related expenses in the three and six months ended June 30, 2020 primarily relate to the ECI Acquisition. The disposal-related expenses in the six months ended June 30, 2021 relate to the Kandy Sale. Acquisition-, disposal- and integration-related expenses are reported separately in the condensed consolidated statements of operations.

Restructuring and Related Expense. We have been committed to streamlining our operations and reducing operating costs by closing and consolidating certain facilities and reducing our worldwide workforce. Please see the additional discussion of our restructuring initiatives in the "Restructuring and Cost Reduction Initiatives" section of the Overview of this MD&A.

We recorded restructuring and related expense of $2.8 million and $8.8 million in the three and six months ended June 30, 2021, respectively. We recorded restructuring and related expense of $5.4 million and $7.4 million in the three and six months ended June 30, 2020, respectively. Although we have eliminated positions as part of our restructuring initiatives, we continue to hire in certain areas that we believe are important to our future growth. Restructuring and related expense is reported separately in the condensed consolidated statements of operations.

Interest Expense, Net. Interest income and interest expense for the three and six months ended June 30, 2021 and 2020 were as follows (in thousands, except percentages):

	Three months ended		Increase decrease) from prior year
	June 30, 2021	June 30, 2020	$	%
Interest income	$1,259	$98	$1,161	1,184.7%
Interest expense	(4,307)	(5,498)	(1,191)	(21.7)%
	$(3,048)	$(5,400)	$(2,352)	(43.6)%

	Six months ended		Increase from prior year
	June 30, 2021	June 30, 2020	$	%
Interest income	$2,744	$416	$2,328	559.6%
Interest expense	(11,611)	(9,211)	2,400	26.1%
	$(8,867)	$(8,795)	$72	0.8%

Interest income in both the three and six months ended June 30, 2021 was primarily due to the paid-in-kind interest on the Debentures, which was recorded as an increase to the fair value of the Debentures. Interest expense in the three and six months ended June 30, 2021 was comprised of interest and debt issuance costs in connection with the 2020 Credit Facility (as defined below), including the write-off of $2.5 million of capitalized debt insurance costs in connection with the Third Amendment (as defined below), coupled with interest on finance leases.

Interest income in the three and six months ended June 30, 2020 primarily represents interest earned on the outstanding note receivable arising from litigation that was settled in 2019. Interest expense in the three and six months ended June 30, 2020 was comprised of interest and debt issuance costs in connection with the 2020 Credit Facility, interest on other borrowings and finance leases, and interest expense recorded in connection with the factoring of certain accounts receivable. Interest expense in the six months ended June 30, 2020 also included the write-off of debt issuance costs in connection with the retirement of the 2019 Credit Facility.

Income Taxes. We recorded provisions for income taxes of $4.7 million and $2.2 million in the six months ended June 30, 2021 and 2020, respectively. These amounts reflect our estimates of the effective rates expected to be applicable for the respective full fiscal years, adjusted for any discrete events, which are recorded in the period that they occur. These estimates are reevaluated each quarter based on our estimated tax rate for the full fiscal year. The estimated effective tax rate includes the impact of valuation allowances in various jurisdictions.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements that have or are reasonably likely to have a current or future material effect on our financial position, changes in financial position, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Liquidity and Capital Resources

Our condensed consolidated statements of cash flows are summarized as follows (in thousands):

	Six months ended
	June 30, 2021	June 30, 2020	Change
Net loss	$(21,446)	$(41,421)	$19,975
Adjustments to reconcile net loss to cash flows provided by operating activities	64,343	49,506	14,837
Changes in operating assets and liabilities	(34,867)	28,627	(63,494)
Net cash provided by operating activities	$8,030	$36,712	$(28,682)
Net cash used in investing activities	$(7,626)	$(318,243)	$310,617
Net cash (used in) provided by financing activities	$(20,858)	$331,074	$(351,932)

Our cash and restricted cash aggregated approximately $115 million at June 30, 2021and $136 million at December 31, 2020. These amounts included cash and restricted cash aggregating approximately $32 million at June 30, 2021 and $46 million at December 31, 2020 held by our non-U.S. subsidiaries. If we elected to repatriate all excess funds held by our non-U.S. subsidiaries as of June 30, 2021, we do not believe that the amounts of potential withholding taxes that would arise from the repatriation would have a material effect on our liquidity.

We currently maintain the Senior Secured Credit Facilities Credit Agreement (as amended, the "2020 Credit Facility"), by and among us, as a guarantor, Ribbon Communications Operating Company, Inc., as the borrower ("Borrower"), Citizens Bank, N.A. ("Citizens"), as administrative agent, a lender, issuing lender, swingline lender, joint lead arranger and bookrunner, Santander Bank, N.A., as a lender, joint lead arranger and bookrunner, and the other lenders party thereto (each, together with Citizens Bank, N.A. and Santander Bank, N.A., referred to individually as a "Lender", and collectively, the "Lenders"). For additional details regarding the terms of the 2020 Credit Facility, see Note 10 to our condensed consolidated financial statements.

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

At June 30, 2021, we had an outstanding 2020 Term Loan balance of $385.5 million at an average interest rate of 3.40% and $6.4 million of letters of credit outstanding with an interest rate of 2.50%. We were in compliance with all covenants of the 2020 Credit Facility at both June 30, 2021 and December 31, 2020.

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

As a result of exposure to interest rate movements, during March 2020, we entered into an interest rate swap arrangement, which effectively converted our $400 million term loan with its variable interest rate based upon one-month LIBOR to an aggregate fixed rate of 0.904%, plus a leverage-based margin as defined in the 2020 Credit Facility. The notional amount of this swap as of June 30, 2021 was $400 million, and the swap matures on March 3, 2025, the same date the 2020 Credit Facility matures.

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

The effective portion of changes in the fair value of derivatives designated and that qualify as cash flow hedges is recorded in accumulated other comprehensive income (loss) in the condensed consolidated balance sheet and is subsequently reclassified into earnings in the period that the hedged forecasted transactions affect earnings. During the three and six months ended June 30, 2021 and 2020, such a derivative was used to hedge the variable cash flows associated with the 2020 Credit Facility. Any ineffective portion of the change in fair value of the derivative would be recognized directly in earnings. However, during the three and six months ended June 30, 2021 and 2020, we recorded no hedge ineffectiveness.

Amounts reported in accumulated other comprehensive income (loss) related to our derivative will be reclassified to interest expense as interest is accrued on our variable-rate debt. Based upon projected forward rates, we estimate as of June 30, 2021 that $3.2 million may be reclassified as an increase to interest expense over the next 12 months.

From time to time, we enter into uncommitted and unsecured short-term loans to finance exports in China. We did not have any such short-term loans outstanding at June 30, 2021 and December 31, 2020.

We use letters of credit, performance and bid bonds in the course of our business. At June 30, 2021, we had bank guarantees, performance and bid bonds under various uncommitted facilities (collectively, the "Guarantees") aggregating $24.9 million, and $6.4 million of letters of credit under the 2020 Credit Facility (the "Letters of Credit"). At December 31, 2020, we had Guarantees aggregating $27.0 million and $5.6 million of Letters of Credit. At June 30, 2021 and December 31, 2020, we had cash collateral of $2.6 million and $2.7 million, respectively, supporting the Guarantees, which are included in Restricted cash in our condensed consolidated balance sheets.

In the second quarter of 2019, our Board of Directors (the "Board") approved a stock repurchase program pursuant to which we could repurchase up to $75 million of the Company's common stock prior to April 18, 2021. Repurchases under the program could be made in the open market, in privately negotiated transactions or otherwise, with the amount and timing of repurchases depending on the market conditions and corporate discretion. This program did not obligate us to acquire any particular amount of common stock and the program could have been extended, modified, suspended or discontinued at any time at the Board's discretion. We did not repurchase any shares during the six months ended June 30, 2021 or the year ended December 31, 2020. At December 31, 2020, we had $70.5 million remaining under the Repurchase Program for future repurchases. The Repurchase Program expired on April 18, 2021.

Cash Flows from Operating Activities

Our operating activities provided $8.0 million and $36.7 million of cash in the six months ended June 30, 2021 and 2020, respectively.

Cash provided by operating activities in the six months ended June 30, 2021 was primarily the result of lower accounts receivable and other operating assets, and slightly higher deferred revenue, coupled with our non-cash operating activities. These amounts were partially offset by our net loss, lower accrued expenses and other long-term liabilities, lower accounts payable and higher inventory. Our lower accounts receivable reflected typical mid-year seasonality. The decrease in accrued expenses and other long-term liabilities was primarily due to the cash payments related to our employee cash bonus program, facilities, professional fees and royalties.

Cash provided by operating activities in the six months ended June 30, 2020 was primarily the result of lower accounts receivable, other operating assets and inventory, higher accrued expenses and other long-term liabilities, and our non-cash operating activities. These amounts were partially offset by our net loss and lower accounts payable. Our lower accounts receivable primarily reflected typical mid-year seasonality. The decrease in other operating assets was primarily due to the scheduled payment received in connection with a litigation settlement in 2019. The increase in accrued expenses and other long-term liabilities was primarily due to the derivative liability we recorded in connection with our interest rate swap, which we entered into in the first quarter of 2020.

Cash Flows from Investing Activities

Our investing activities used $7.6 million of cash in the six months ended June 30, 2021, comprised of $10.6 million to purchase property and equipment, partially offset by $2.9 million of proceeds from the sale of our QualiTech business, which operates compliance testing laboratories in Israel for reliability and standardization testing for the high-tech industry, including testing in medical equipment, military equipment and vehicles.

Our investing activities used $318.2 million of cash in the six months ended June 30, 2020, comprised of $346.9 million of cash paid as cash consideration for ECI and $14.9 million of investments in property and equipment. These amounts were partially offset by $43.5 million of cash proceeds from the sale of land in connection with the ECI Acquisition.

Cash Flows from Financing Activities

Our financing activities used $20.9 million of cash in the six months ended June 30, 2021. We received $74.6 million of proceeds from the incremental loan obtained in connection with the Third Amendment, which amount was used to consummate an open market purchase of all outstanding amounts under the Term B Loan. In addition, we used $12.1 million for the payment of tax withholding obligations related to the net share settlement of restricted stock awards upon vesting, and $82.1 million of principal payments of term debt, including the $74.6 million payoff of the Term B Loan in connection with the Third Amendment, $0.8 million of payments of debt issuance costs and $0.5 million for principal payments of finance leases.

Our financing activities provided $331.1 million of cash in the six months ended June 30, 2020, primarily due to $403.5 million of proceeds from term debt, which was comprised of $400.0 million of proceeds from the 2020 Credit Facility and $3.5 million of proceeds from short-term loans in China for the financing of certain export activities. We also recorded $0.6 million of borrowings under the 2020 Credit Facility. These proceeds were partially offset by the repayment of amounts outstanding under the 2019 Credit Facility aggregating $56.7 million at the time we entered into the 2020 Credit Facility, $10.6 million for the payment of debt issuance costs in connection with the 2020 Credit Facility, $0.8 million for the payment of tax withholding obligations related to the net share settlement of restricted stock awards upon vesting and $0.7 million for principal payments of finance leases.

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

Amounts reported in accumulated other comprehensive income (loss) related to our derivative will be reclassified to interest expense as interest is accrued on our variable-rate debt. The fair value of our derivative was a liability of $4.5 million at June 30, 2021. Based upon projected forward rates, we estimate as of June 30, 2021 that $3.2 million may be reclassified as an increase to interest expense over the next twelve months.

Item 4.    Controls and Procedures

Disclosure Controls and Procedures

Evaluation of Disclosure Controls and Procedures. Our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")) as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of June 30, 2021.

Changes in Internal Control over Financial Reporting. There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter ended June 30, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(c) Issuer Purchases of Equity Securities

The following table provides information with respect to the shares of common stock repurchased by us for the periods indicated:

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Approximate Dollar Value of Shares that May Yet be Purchased Under the Plans or Programs (3)
April 1, 2021 to April 30, 2021	4,047	$8.45	—	$70,463,973
May 1, 2021 to May 31, 2021	1,770	$6.97	—	$—
June 1, 2021 to June 30, 2021	98,261	$7.98	—	$—
Total	104,078	$7.98	—	$—

(1) Upon vesting of restricted stock awards, certain of our employees surrender to us a portion of the newly vested shares of common stock to satisfy the tax withholding obligations that arise in connection with such vesting. During the second quarter of 2021, 104,078 shares of restricted stock were returned to us by employees to satisfy tax withholding obligations arising in connection with vesting of restricted stock, which shares are included in this column.

(2) On May 2, 2019, we announced a stock repurchase program, under which our Board of Directors authorized the repurchase of up to $75 million of our common stock from time to time on the open market or in privately negotiated transactions prior to April 18, 2021 (the "Repurchase Program"). We did not repurchase any shares of our common stock under the program during the second quarter of 2021. The Repurchase Program expired on April 18, 2021.

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

Date: July 29, 2021	RIBBON COMMUNICATIONS INC.

By:	/s/ Miguel A. Lopez
Miguel A. Lopez Executive Vice President and Chief Financial Officer (Principal Financial Officer)