Form 10-Q
period 2021-09-30
Ribbon Communications Inc.
filed 2021-10-28
CIK 1708055

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2021
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

As of October 21, 2021, there were 148,624,895 shares of the registrant's common stock, $0.0001 par value per share, outstanding.

RIBBON COMMUNICATIONS INC.
FORM 10-Q
QUARTERLY PERIOD ENDED SEPTEMBER 30, 2021

Cautionary Note Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q contains "forward-looking statements" within the meaning of the U.S. Private Securities Litigation Reform Act of 1995, which are subject to a number of risks and uncertainties. All statements other than statements of historical facts contained in this Quarterly Report on Form 10-Q, including statements regarding our future expenses, results of operations and financial position, integration activities, expected impacts of the ongoing COVID-19 pandemic, beliefs about our business strategy, availability of components for the manufacturing of our products, expected benefits from our acquisition of ECI Telecom Group Ltd. ("ECI") and the sale of our Kandy Communications business, plans and objectives of management for future operations, plans for future cost reductions, if any, restructuring activities, and plans for future product offerings, development and manufacturing are forward-looking statements. Without limiting the foregoing, the words "anticipates", "believes", "could", "estimates", "expects", "intends", "may", "plans", "seeks" and other similar language, whether in the negative or affirmative, are intended to identify forward-looking statements, although not all forward-looking statements contain these identifying words. Forward-looking statements are based on our current expectations and assumptions regarding our business, the economy and other future conditions. Because forward-looking statements relate to the future, they are subject to inherent uncertainties, risks and changes in circumstances that are unknown and/or difficult to predict and that may cause our actual results, performance or achievements to be materially different from those expressed or implied by the forward-looking statements. Such risks and uncertainties include, but are not limited to, supply chain disruptions resulting from component availability and/or geopolitical instabilities and disputes, risks related to the ongoing COVID-19 pandemic on the global economy and financial markets as well as on the Company, our customers and suppliers, which may impact our sales, gross margin, customer demand and our ability to supply our products to our customers; failure to realize anticipated benefits of our acquisition of ECI; failure to achieve the expected benefits from the sale of our Kandy Communications business or declines in the value of our ongoing investment in American Virtual Cloud Technologies, Inc. ("AVCT"), the purchaser of the Kandy Communications business; unpredictable fluctuations in quarterly revenue and operating results; risks related to cybersecurity and data intrusion; failure to compete successfully against telecommunications equipment and networking companies; failure to grow our customer base or generate recurring business from our existing customers; credit risks; the timing of customer purchasing decisions and our recognition of revenues; macroeconomic conditions; the impact of restructuring and cost-containment activities; litigation; market acceptance of our products and services; rapid technological and market change; our ability to protect our intellectual property rights and obtain necessary licenses; our ability to maintain partner, reseller, distribution and vendor support and supply relationships; the potential for defects in our products; risks related to the terms of our credit agreement; higher risks in international operations and markets; increases in tariffs, trade restrictions or taxes on our products; currency fluctuations; and/or failure or circumvention of our controls and procedures. We therefore caution you against relying on any of these forward-looking statements.

Additional important factors that could cause actual results to differ materially from those in these forward-looking statements are also discussed in Part I, Item 2, "Management's Discussion and Analysis of Financial Condition and Results of Operations" and Part II, Item 1A. "Risk Factors" of this Quarterly Report on Form 10-Q and Part I, Item 1A and Part II, Item 7A, "Risk Factors" and "Quantitative and Qualitative Disclosures About Market Risk," respectively, of our Annual Report on Form 10-K for the year ended December 31, 2020. Any forward-looking statement made by us in this Quarterly Report on Form 10-Q speaks only as of the date on which this Quarterly Report on Form 10-Q was first filed. We undertake no obligation to publicly update any forward-looking statement, whether as a result of new information, future developments or otherwise.

PART I FINANCIAL INFORMATION

Item 1. Financial Statements
RIBBON COMMUNICATIONS INC.
Condensed Consolidated Balance Sheets
(in thousands, except share and per share data)
(unaudited)

	September 30, 2021	December 31, 2020
Assets
Current assets:
Cash and cash equivalents	$101,212	$128,428
Restricted cash	2,543	7,269
Accounts receivable, net	235,710	237,738
Inventory	44,789	45,750
Other current assets	34,399	28,461
Total current assets	418,653	447,646
Property and equipment, net	48,557	48,888
Intangible assets, net	367,131	417,356
Goodwill	416,892	416,892
Investments	50,439	115,183
Deferred income taxes	10,673	10,651
Operating lease right-of-use assets	54,446	69,757
Other assets	19,834	20,892
	$1,386,625	$1,547,265
Liabilities and Stockholders' Equity
Current liabilities:
Current portion of term debt	$20,058	$15,531
Accounts payable	63,253	63,387
Accrued expenses and other	94,021	134,865
Operating lease liabilities	17,848	17,023
Deferred revenue	89,553	96,824
Total current liabilities	284,733	327,630
Long-term debt, net of current	354,778	369,035
Operating lease liabilities, net of current	58,609	72,614
Deferred revenue, net of current	21,618	26,010
Deferred income taxes	13,477	16,842
Other long-term liabilities	39,862	48,281
Total liabilities	773,077	860,412
Commitments and contingencies (Note 19)
Stockholders' equity:
Preferred stock, $0.01 par value per share; 10,000,000 shares authorized, none issued and outstanding	—	—
Common stock, $0.0001 par value per share; 240,000,000 shares authorized; 148,613,829 shares issued and outstanding at September 30, 2021; 145,425,248 shares issued and outstanding at December 31, 2020	15	15
Additional paid-in capital	1,870,711	1,870,256
Accumulated deficit	(1,259,353)	(1,178,476)
Accumulated other comprehensive income (loss)	2,175	(4,942)
Total stockholders' equity	613,548	686,853
	$1,386,625	$1,547,265

See notes to the unaudited condensed consolidated financial statements.

RIBBON COMMUNICATIONS INC.
Condensed Consolidated Statements of Operations
(in thousands, except per share data)
(unaudited)

	Three months ended		Nine months ended
	September 30, 2021	September 30, 2020	September 30, 2021	September 30, 2020
Revenue:
Product	$111,726	$128,926	$322,744	$325,687
Service	98,672	102,192	291,636	273,906
Total revenue	210,398	231,118	614,380	599,593
Cost of revenue:
Product	53,494	58,545	144,580	145,103
Service	36,576	37,619	110,498	105,745
Total cost of revenue	90,070	96,164	255,078	250,848
Gross profit	120,328	134,954	359,302	348,745
Operating expenses:
Research and development	49,132	49,113	143,339	143,204
Sales and marketing	36,113	36,898	108,212	101,767
General and administrative	12,148	16,021	40,435	48,320
Amortization of acquired intangible assets	17,221	16,349	50,225	45,352
Acquisition-, disposal- and integration-related	1,955	1,366	4,204	14,607
Restructuring and related	1,767	3,290	10,547	10,726
Total operating expenses	118,336	123,037	356,962	363,976
Income (loss) from operations	1,992	11,917	2,340	(15,231)
Interest expense, net	(2,969)	(6,854)	(11,836)	(15,649)
Other (expense) income, net	(57,702)	407	(65,970)	(2,844)
(Loss) income before income taxes	(58,679)	5,470	(75,466)	(33,724)
Income tax (provision) benefit	(752)	782	(5,411)	(1,445)
Net (loss) income	$(59,431)	$6,252	$(80,877)	$(35,169)
(Loss) earnings per share
Basic	$(0.40)	$0.04	$(0.55)	$(0.26)
Diluted	$(0.40)	$0.04	$(0.55)	$(0.26)
Weighted average shares used to compute (loss) earnings per share:
Basic	148,184	144,948	147,204	136,837
Diluted	148,184	151,680	147,204	136,837

See notes to the unaudited condensed consolidated financial statements.

RIBBON COMMUNICATIONS INC.
Condensed Consolidated Statements of Comprehensive Income (Loss)
(in thousands)
(unaudited)

	Three months ended		Nine months ended
	September 30, 2021	September 30, 2020	September 30, 2021	September 30, 2020
Net (loss) income	$(59,431)	$6,252	$(80,877)	$(35,169)
Other comprehensive income (loss), net of tax:
Unrealized gain (loss) on interest rate swap	860	640	7,324	(12,857)
Foreign currency translation adjustments	193	184	(207)	1,031
Other comprehensive income (loss), net of tax	1,053	824	7,117	(11,826)
Comprehensive (loss) income, net of tax	$(58,378)	$7,076	$(73,760)	$(46,995)

See notes to the unaudited condensed consolidated financial statements.

RIBBON COMMUNICATIONS INC.
Condensed Consolidated Statements of Stockholders' Equity
(in thousands, except shares)
(unaudited)

Three months ended September 30, 2021
	Common stock
	Shares	Amount	Additional paid-in capital	Accumulated deficit	Accumulated other comprehensive income	Total stockholders' equity
Balance at July 1, 2021	148,057,301	$15	$1,868,066	$(1,199,922)	$1,122	$669,281
Exercise of stock options	213					—
Vesting of restricted stock awards and units	855,440					—
Shares of restricted stock returned to the Company under net share settlements to satisfy tax withholding obligations	(299,125)		(1,916)			(1,916)
Stock-based compensation expense			4,561			4,561
Other comprehensive income					1,053	1,053
Net loss				(59,431)		(59,431)
Balance at September 30, 2021	148,613,829	$15	$1,870,711	$(1,259,353)	$2,175	$613,548

Nine months ended September 30, 2021
	Common stock
	Shares	Amount	Additional paid-in capital	Accumulated deficit	Accumulated other comprehensive (loss) income	Total stockholders' equity
Balance at January 1, 2021	145,425,248	$15	$1,870,256	$(1,178,476)	$(4,942)	$686,853
Exercise of stock options	13,815		24			24
Vesting of restricted stock awards and units	3,320,644					—
Vesting of performance-based stock units	1,525,681					—
Shares of restricted stock returned to the Company under net share settlements to satisfy tax withholding obligations	(1,671,559)		(13,980)			(13,980)
Stock-based compensation expense			14,411			14,411
Other comprehensive income					7,117	7,117
Net loss				(80,877)		(80,877)
Balance at September 30, 2021	148,613,829	$15	$1,870,711	$(1,259,353)	$2,175	$613,548

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

RIBBON COMMUNICATIONS INC.
Condensed Consolidated Statements of Cash Flows
(in thousands)
(unaudited)

	Nine months ended
	September 30, 2021	September 30, 2020
Cash flows from operating activities:
Net loss	$(80,877)	$(35,169)
Adjustments to reconcile net loss to cash flows provided by operating activities:
Depreciation and amortization of property and equipment	12,684	12,754
Amortization of intangible assets	50,225	45,352
Amortization of debt issuance costs	4,227	4,915
Stock-based compensation	14,411	10,167
Deferred income taxes	(3,295)	(2,455)
Gain on sale of business	(2,772)	—
Decrease in fair value of investments	64,745	—
Reduction in deferred purchase consideration	—	(69)
Foreign currency exchange losses	3,235	3,162
Changes in operating assets and liabilities:
Accounts receivable	1,892	42,489
Inventory	253	6,285
Other operating assets	11,303	36,416
Accounts payable	2,194	(54,489)
Accrued expenses and other long-term liabilities	(58,661)	10,143
Deferred revenue	(11,665)	(14,253)
Net cash provided by operating activities	7,899	65,248
Cash flows from investing activities:
Purchases of property and equipment	(14,279)	(18,685)
Business acquisitions, net of cash acquired	—	(346,852)
Proceeds from sale of business	2,944	—
Proceeds from the sale of fixed assets	—	43,500
Net cash used in investing activities	(11,335)	(322,037)
Cash flows from financing activities:
Borrowings under revolving line of credit	—	615
Principal payments on revolving line of credit	—	(8,615)
Proceeds from issuance of term debt	74,625	478,500
Principal payments of term debt	(87,161)	(131,279)
Principal payments of finance leases	(736)	(971)
Payment of debt issuance costs	(789)	(14,065)
Proceeds from the exercise of stock options	24	29
Payment of tax withholding obligations related to net share settlements of restricted stock awards	(13,980)	(1,196)
Net cash (used in) provided by financing activities	(28,017)	323,018
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(489)	24
Net (decrease) increase in cash, cash equivalents and restricted cash	(31,942)	66,253
Cash, cash equivalents and restricted cash, beginning of year	135,697	44,643
Cash, cash equivalents and restricted cash, end of period	$103,755	$110,896

RIBBON COMMUNICATIONS INC.
Condensed Consolidated Statements of Cash Flows (continued)
(in thousands)
(unaudited)

	Nine months ended
	September 30, 2021	September 30, 2020
Supplemental disclosure of cash flow information:
Interest paid	$11,410	$10,845
Income taxes paid	$11,944	$6,652
Income tax refunds received	$983	$196
Supplemental disclosure of non-cash investing activities:
Capital expenditures incurred, but not yet paid	$1,807	$4,111
Acquisition purchase consideration - deferred payments	$—	$1,630
Common stock issued as purchase consideration	$—	$108,550
Supplemental disclosure of non-cash financing activities:
Total fair value of restricted stock awards, restricted stock units and performance-based stock units on date vested	$38,879	$5,551

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

On December 1, 2020 (the "Kandy Sale Date"), the Company completed the sale of its cloud-based enterprise service business (the "Kandy Communications Business") to AVCT and, accordingly, the revenue and expenses of the Kandy Communications Business are excluded from the Company's condensed consolidated financial statements for the three and nine months ended September 30, 2021.

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

Operating Segments

The Company's chief operating decision maker (the "CODM") is its President and Chief Executive Officer. Effective in the fourth quarter of 2020 and in connection with the ECI Acquisition, the CODM began to assess the Company's performance based on the performance of two separate organizations within Ribbon: the Cloud and Edge segment ("Cloud and Edge") and the IP Optical Networks segment ("IP Optical Networks"). Financial information for the IP Optical Networks segment included in the Company's financial results for the nine months ended September 30, 2020 is for the period subsequent to the ECI Acquisition Date through September 30, 2020.

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

RIBBON COMMUNICATIONS INC.
Notes to Condensed Consolidated Financial Statements (Continued)
(unaudited)
These reclassifications for the three and nine months ended September 30, 2020 were as follows (in thousands):

	Three months ended September 30, 2020			Nine months ended September 30, 2020
	Prior presentation	Amounts reclassified	Revised presentation	Prior presentation	Amounts reclassified	Revised presentation
Product revenue	$128,926		$128,926	$325,687		$325,687
Service revenue	102,192		102,192	273,906		273,906
Total revenue	231,118	—	231,118	599,593	—	599,593
Cost of revenue - product	70,188	(11,643)	58,545	176,650	(31,547)	145,103
Cost of revenue - service	37,619		37,619	105,745		105,745
Total cost of revenue	107,807	(11,643)	96,164	282,395	(31,547)	250,848
Total gross profit	123,311	11,643	134,954	317,198	31,547	348,745
Research and development	49,113		49,113	143,204		143,204
Sales and marketing	41,604	(4,706)	36,898	115,572	(13,805)	101,767
General and administrative	16,021		16,021	48,320		48,320
Amortization of acquired intangible assets	—	16,349	16,349	—	45,352	45,352
Acquisition-, disposal- and integration-related	1,366		1,366	14,607		14,607
Restructuring and related	3,290		3,290	10,726		10,726
Total operating expenses	111,394	11,643	123,037	332,429	31,547	363,976
Income (loss) from operations	$11,917	$—	$11,917	$(15,231)	$—	$(15,231)

Certain reclassifications, not affecting previously reported net income (loss), have been made to the previously issued financial statements to conform to the current period presentation.

Significant Accounting Policies

The Company's significant accounting policies are disclosed in Note 2 to the Consolidated Financial Statements included in the Annual Report. There were no material changes to the significant accounting policies during the three months ended September 30, 2021 with the exception of the Company's election to account for its equity investment in AVCT using the fair value option in connection with the September 8, 2021 conversion of the debentures received by the Company as consideration for the sale of its Kandy Communications Business (the "Debentures Conversion") (see Note 3).

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

At September 30, 2021, the Company had $2.5 million of restricted cash, representing restricted short-term bank deposits pledged to secure certain performance and financial bonds as security for the Company's obligations under tenders, contracts and to one of its main subcontractors.

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

Transfers of Financial Assets

The Company maintains customer receivables factoring agreements with a number of financial institutions primarily for IP Optical Networks sales outside of the United States. Under the terms of these agreements, the Company may transfer receivables to the financial institutions, on a non-recourse basis, provided that the financial institutions approve the receivables in advance. The Company maintains credit insurance policies from major insurance providers or obtains letters of credit from the customers for a majority of its factored trade receivables. The Company accounts for the factoring of its financial assets as a sale of the assets and records the factoring fees, when incurred, as a component of interest expense in the condensed consolidated statements of operations, and the proceeds from the sales of receivables are included in cash from operating activities in the condensed consolidated statements of cash flows. During the three and nine months ended September 30, 2021, the Company received $24.8 million and $88.0 million, respectively, of cash from the sale of certain accounts receivable and recorded $0.2 million and $0.6 million, respectively, of interest expense in connection with these transactions. During the three and nine months ended September 30, 2020, the Company received $35.3 million and $81.1 million, respectively, of cash from the sale of certain accounts receivable and recorded $0.3 million and $0.7 million, respectively, of interest expense in connection with these transactions.

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

RIBBON COMMUNICATIONS INC.
Notes to Condensed Consolidated Financial Statements (Continued)
(unaudited)
Fair Value Option - Investment in AVCT

In connection with the Debentures Conversion, the Company elected to use the fair value option to account for its equity investment in AVCT as permitted under Accounting Standards Codification ("ASC") 825, Financial Instruments ("ASC 825"). ASC 820, Fair Value Measurement ("ASC 820") provides the fair value framework for valuing such investments. In accordance with ASC 820, the Company is recording the investment in AVCT at fair value, with changes in fair value recorded as a component of Other (expense) income, net, in the condensed consolidated statements of operations.

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

(2) BUSINESS ACQUISITION

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

The ECI Acquisition has been accounted for as a business combination and the financial results of ECI have been included

RIBBON COMMUNICATIONS INC.
Notes to Condensed Consolidated Financial Statements (Continued)
(unaudited)
in the Company's condensed consolidated financial statements for the periods subsequent to the ECI Acquisition. The Company's financial results for the three months ended September 30, 2020 included $77.6 million of revenue and $11.2 million of net loss attributable to ECI. The Company's financial results for the nine months ended September 30, 2020 included $171.1 million of revenue and $31.9 million of net loss attributable to ECI for the period subsequent to the ECI Acquisition.

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

Pro Forma Results

The following unaudited pro forma information presents the condensed combined results of operations of Ribbon and ECI for the three and nine months ended September 30, 2020 as if the ECI Acquisition had been completed on January 1, 2019, with adjustments to give effect to pro forma events that are directly attributable to the ECI Acquisition. These pro forma adjustments include an increase in research and development expense related to the conformance of ECI's cost capitalization policy to

RIBBON COMMUNICATIONS INC.
Notes to Condensed Consolidated Financial Statements (Continued)
(unaudited)
Ribbon's, additional amortization expense for the acquired identifiable intangible assets, a decrease in historical ECI interest expense reflecting the extinguishment of certain of ECI's debt as a result of the ECI Acquisition, and an increase in interest expense reflecting the new debt entered into by the Company in connection with the ECI Acquisition. Pro forma adjustments also include the elimination of acquisition-, disposal- and integration-related expenses directly attributable to the acquisition from the three and nine months ended September 30, 2020 and inclusion of such costs in the comparable prior year periods.

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

		4
	Three months ended		Nine months ended
	September 30, 2020		September 30, 2020
Revenue	$231,118		$624,800
Net income (loss)	$7,036		$(41,345)
Diluted earnings (loss) per share	$0.05		$(0.29)

Acquisition-, Disposal- and Integration-Related Expenses

Acquisition-related expenses include those expenses related to acquisitions that would otherwise not have been incurred by the Company, including professional and services fees, such as legal, audit, consulting, paying agent and other fees. Disposal-related expenses are professional and services fees related to disposals of subsidiaries or portions of the business. Integration-related expenses represent incremental costs related to combining the Company and its business acquisitions, such as third-party consulting and other third-party services related to merging the previously separate companies' systems and processes. The acquisition-related expenses in the three and nine months ended September 30, 2020 primarily related to the ECI Acquisition. The disposal-related expenses in the nine months ended September 30, 2021 relate to the Kandy Sale (as defined below).

The Company's acquisition-, disposal- and integration-related expenses for the three and nine months ended September 30, 2021 and 2020 were as follows (in thousands):

	Three months ended		Nine months ended
	September 30, 2021	September 30, 2020	September 30, 2021	September 30, 2020
Professional and services fees (acquisition-related)	$13	$1,003	$156	$14,017
Professional and services fees (disposal-related)	—	—	241	—
Integration-related expenses	1,942	363	3,807	590
	$1,955	$1,366	$4,204	$14,607

(3) SALE OF KANDY COMMUNICATIONS BUSINESS AND INVESTMENT IN AVCT

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

RIBBON COMMUNICATIONS INC.
Notes to Condensed Consolidated Financial Statements (Continued)
(unaudited)
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

The Debentures bore interest at a rate of 10% per annum, which was added to the principal amount of the Debentures. The entire principal amount of each Debenture, together with accrued and unpaid interest thereon, was due and payable on the earlier of the May 1, 2023 maturity date or the occurrence of a Change in Control as defined in the Kandy Purchase Agreement. Each Debenture was convertible, in whole or in part, at any time at the Company's option into that number of shares of AVCT common stock, calculated by dividing the principal amount being converted, together with all accrued and unpaid interest thereon, by the applicable conversion price, which initially was $3.45 per share. The Debentures were subject to mandatory conversion if the AVCT stock price was at or above $6.00 per share for 40 trading days in any 60 consecutive trading day period, subject to the satisfaction of certain other conditions. The conversion price was subject to customary adjustments including, but not limited to, stock dividends, stock splits and reclassifications. As of February 19, 2021, the stock price had traded above $6.00 for 40 days within a 60 consecutive trading day period, and accordingly, on September 8, 2021 (the "Debenture Conversion Date"), upon the completion of customary regulatory filings by AVCT, the Debentures were converted into 13,700,421 shares of AVCT common stock (the "Debenture Shares").

The Warrants were independent of the Debentures and entitle the Company to purchase 4,377,800 shares of AVCT common stock at an exercise price of $0.01 per share. The Warrants expire on December 1, 2025, and were immediately exercisable on the Kandy Sale Date. The Company had not exercised any of the Warrants as of September 30, 2021. The Company was also subject to a lock-up provision which limited the Company's ability to sell any shares of the AVCT common stock underlying the Debentures and the Warrants prior to June 1, 2021 (the "Lock-Up Period"), except in certain transactions.

The Company determined that the AVCT Units had a fair value of $84.9 million at the Kandy Sale Date, comprised of the Debentures with a fair value of $66.3 million and the Warrants with a fair value of $18.6 million. The value of the net assets sold to AVCT totaled $1.3 million, resulting in a gain on the sale of $83.6 million. The Company calculated the fair value of the Debentures using a Lattice-based valuation approach, which utilizes a binomial tree to model the different paths the price of AVCT's common stock might take over the Debentures' life by using assumptions regarding the stock price volatility and risk-free interest rate. These results were then used to calculate the fair value of the Debentures at each measurement date prior to the Debenture Conversion Date. The Company used the Black-Scholes valuation model for estimating the fair value of the Warrants at each measurement date. The fair value of the Warrants was affected by AVCT's stock price as well as valuation assumptions, including the volatility of AVCT's stock price, expected term of the option, risk-free interest rate and expected dividends. Both the Lattice and Black-Scholes valuation models are based on available market data, giving consideration to all of the rights and obligations of each instrument and precluding the use of "blockage" discounts or premiums in determining the fair value of a large block of financial instruments. After the expiration of the Lock-Up Period and prior to the Debenture Conversion Date, the Company valued the AVCT Units at each measurement date by multiplying the closing stock price of AVCT common stock by the number of shares upon conversion of the Debentures and Warrants. At September 30, 2021, the Company valued the Debenture Shares and Warrants by multiplying the closing stock price of AVCT common stock by the number of Debenture Shares and Warrants (collectively, the "AVCT Investment") it held.

At September 30, 2021, the aggregate fair value of the AVCT Investment was $50.4 million, comprised of $38.2 million for the Debenture Shares and $12.2 million for the Warrants. At December 31, 2020, the aggregate fair value of the AVCT Units was $115.2 million. The Company recorded losses of $56.5 million and $68.3 million in the three and nine months ended September 30, 2021, respectively, arising from the change in the aggregate fair value of the AVCT Investment. These amounts are included as components of Other income (expense), net, in the Company's condensed consolidated statements of operations. The Company recorded $0.9 million and $3.6 million of interest income in the three and nine months ended September 30, 2021, respectively, which was added to the principal amount of the Debentures prior to the Debenture Conversion Date, and which is included in Interest expense, net, in the condensed consolidated statements of operations. The fair value of the AVCT Investment at September 30, 2021 and the fair values of the Debentures and Warrants at December 31, 2021 are reported as Investments in the Company's condensed consolidated balance sheets. The AVCT Investment is classified as a Level 1 fair value measurement at September 30, 2021 and the Debentures and Warrants are classified as Level 2 fair value measurements within the fair value hierarchy at December 31, 2020 (see Note 1).

RIBBON COMMUNICATIONS INC.
Notes to Condensed Consolidated Financial Statements (Continued)
(unaudited)
The Company evaluated the nature of its investment in AVCT for the period from the Debenture Conversion Date to September 30, 2021 and determined that it represented an approximate 25% equity interest in AVCT. The Company determined that it is not the primary beneficiary of AVCT as it does not have the power to direct the activities that most significantly impact the AVCT Investment's economic performance and therefore concluded that, although it did have significant influence arising from the AVCT Investment, it did not have a controlling financial interest that would require consolidation as of September 30, 2021.

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

The calculations of shares used to compute earnings (loss) per share were as follows (in thousands):

	Three months ended		Nine months ended
	September 30, 2021	September 30, 2020	September 30, 2021	September 30, 2020
Weighted average shares outstanding - basic	148,184	144,948	147,204	136,837
Potential dilutive common shares	—	6,732	—	—
Weighted average shares outstanding - diluted	148,184	151,680	147,204	136,837

Options to purchase the Company's common stock and unvested restricted and performance-based stock units aggregating 10.9 million shares have not been included in the computation of diluted earnings per share for the three and nine months ended September 30, 2021 because their effect would have been antidilutive. Options to purchase the Company's common stock aggregating 0.2 million shares have not been included in the computation of diluted earnings per share for the three months ended September 30, 2020 because their effect would have been antidilutive. Options to purchase the Company's common stock and unvested shares of restricted and performance-based stock and stock units aggregating 13.5 million shares have not been included in the computation of diluted loss per share have not been included in the computation of diluted loss per share for the nine months ended September 30, 2020 because their effective would have been antidilutive.

(5) INVENTORY

Inventory at September 30, 2021 and December 31, 2020 consisted of the following (in thousands):

	September 30, 2021	December 31, 2020
On-hand final assemblies and finished goods inventories	$48,176	$46,921
Deferred cost of goods sold	1,467	1,165
	49,643	48,086
Less noncurrent portion (included in other assets)	(4,854)	(2,336)
Current portion	$44,789	$45,750

RIBBON COMMUNICATIONS INC.
Notes to Condensed Consolidated Financial Statements (Continued)
(unaudited)
(6) INTANGIBLE ASSETS AND GOODWILL

The Company's intangible assets at September 30, 2021 and December 31, 2020 consisted of the following (in thousands):

September 30, 2021	Weighted average amortization period (years)	Cost	Accumulated amortization	Net carrying value
In-process research and development	*	$34,000	$—	$34,000
Developed technology	7.93	306,380	172,485	133,895
Customer relationships	11.86	268,140	70,464	197,676
Trade names	3.88	5,000	3,440	1,560
Internal use software	3.00	730	730	—
	9.17	$614,250	$247,119	$367,131

December 31, 2020	Weighted average amortization period (years)	Cost	Accumulated amortization	Net carrying value
In-process research and development	*	$34,000	$—	$34,000
Developed technology	7.93	306,380	143,050	163,330
Customer relationships	11.86	268,140	50,627	217,513
Trade names	3.88	5,000	2,487	2,513
Internal use software	3.00	730	730	—
	9.17	$614,250	$196,894	$417,356

* An in-process research and development intangible asset has an indefinite life until the product is generally available, at which time such asset is typically reclassified to developed technology.

Estimated future amortization expense for the Company's intangible assets at September 30, 2021 was as follows (in thousands):

Years ending December 31,
Remainder of 2021	$16,401
2022	60,449
2023	53,966
2024	46,899
2025	40,338
2026	36,489
Thereafter	112,589
$367,131

There were no changes to the carrying value of the Company's goodwill in the nine months ended September 30, 2021. The changes in the carrying value of the Company's goodwill in the nine months ended September 30, 2020 were as follows (in thousands):

RIBBON COMMUNICATIONS INC.
Notes to Condensed Consolidated Financial Statements (Continued)
(unaudited)

	Cloud and Edge	IP Optical Networks	Total
Balance at January 1, 2020*	$224,896	$—	$224,896
Acquisition of ECI	—	191,996	191,996
Balance at September 30, 2020	$224,896	$191,996	$416,892

* Balance is presented net of accumulated impairment losses of $167.4 million for the Cloud and Edge segment.

The components of goodwill at September 30, 2021 and 2020 were as follows (in thousands):

	Cloud and Edge	IP Optical Networks	Total
Balance at September 30, 2021
Goodwill	$392,302	$191,996	$584,298
Accumulated impairment losses	(167,406)	—	(167,406)
	$224,896	$191,996	$416,892
Balance at September 30, 2020
Goodwill	$392,302	$191,996	$584,298
Accumulated impairment losses	(167,406)	—	(167,406)
	$224,896	$191,996	$416,892

(7) ACCRUED EXPENSES AND OTHER
Accrued expenses at September 30, 2021 and December 31, 2020 consisted of the following (in thousands):

	September 30, 2021	December 31, 2020
Employee compensation and related costs	$38,730	$66,039
Other	55,291	68,826
	$94,021	$134,865

(8) WARRANTY ACCRUALS

The changes in the Company's accrual balance in the nine months ended September 30, 2021 were as follows (in thousands):

Balance at January 1, 2021	$14,855
Current period provisions	1,925
Settlements	(4,095)
Balance at September 30, 2021	$12,685

Of the amounts recorded at September 30, 2021 and December 31, 2020, $5.8 million and $6.5 million, respectively, were current and included as components of Accrued expenses and other, and $6.9 million and $8.4 million, respectively, were long-term and included as components of Other long-term liabilities in the Company's condensed consolidated balance sheets.

(9) RESTRUCTURING AND FACILITIES CONSOLIDATION INITIATIVES

Restructuring and related expense includes both restructuring expense for severance and related costs and facilities-related costs, primarily comprised estimated future variable lease costs for vacated properties with no intent or ability of sublease, and

RIBBON COMMUNICATIONS INC.
Notes to Condensed Consolidated Financial Statements (Continued)
(unaudited)
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

Restructuring and related expense for the three and nine months ended September 30, 2021 and 2020 was comprised of the following (in thousands):

	Three months ended		Nine months ended
	September 30, 2021	September 30, 2020	September 30, 2021	September 30, 2020
Severance and related costs	$481	$1,789	$3,076	$8,276
Variable and other facilities-related costs	1,286	$1,501	4,103	2,380
Accelerated amortization of lease assets due to cease-use	—	$—	3,368	70
	$1,767	$3,290	$10,547	$10,726

Accelerated Rent Amortization

Accelerated rent amortization is recognized from the date that the Company commences the plan to fully or partially vacate a facility, for which there is no intent or ability to enter into a sublease, through the final vacate date. The accelerated rent amortization recorded in connection with the Facilities Initiative reduced the value of the Company's Operating lease right-of-use assets recorded in the Company's condensed consolidated balance sheets at September 30, 2021 and December 31, 2020, respectively. The liability for the total lease payments for each respective facility is included as a component of Operating lease liabilities in the Company's condensed consolidated balance sheets, both current and noncurrent (see Note 17). The Company may incur additional future expense if it is unable to sublease other locations included in its restructuring initiatives.

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

The Company recorded restructuring and related expense of $0.6 million and $2.9 million in connection with the 2020 Restructuring Initiative in the three months ended September 30, 2021 and 2020, respectively, and $2.9 million and $8.7 million in the nine months ended September 30, 2021 and 2020, respectively.

The amount recorded in the three months ended September 30, 2021 was comprised of $0.5 million for severance and related costs for approximately 10 employees and $0.1 million for costs related to restructured facilities. The amount recorded in the nine months ended September 30, 2021 was comprised of $3.1 million for severance and related costs for approximately 30 employees and $0.5 million of expense for variable and other costs related to restructured facilities, offset by a credit of $0.7 million for changes in estimate to previously recorded facilities-related amounts. The amount recorded in the nine months ended September 30, 2020 represents severance and related costs for approximately 125 employees.

The Company expects the amount accrued for severance at September 30, 2021 will be paid in 2021. The Company expects that it will record additional restructuring and related expense approximating $1 million under the 2020 Restructuring Initiative in the aggregate for severance and planned facility consolidations. A summary of the 2020 Restructuring Initiative accrual activity for severance and related costs for the nine months ended September 30, 2021 is as follows (in thousands):

RIBBON COMMUNICATIONS INC.
Notes to Condensed Consolidated Financial Statements (Continued)
(unaudited)

	Balance at January 1, 2021	Initiatives charged to expense	Adjustments for changes in estimate	Cash payments	Balance at September 30, 2021
Severance	$5,237	$3,076	$—	$(5,921)	$2,392
Facilities	1,256	473	(670)	(1,059)	—
	$6,493	$3,549	$(670)	$(6,980)	$2,392

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

In connection with the 2019 Restructuring Initiative, the Company recorded restructuring and related expense of $1.2 million and $0.4 million in the three months ended September 30, 2021 and 2020, respectively, and $7.7 million and $2.1 million in the nine months ended September 30, 2021 and 2020, respectively.

The amount recorded in the three months ended September 30, 2021 was for facilities-related costs. Of the amount recorded in the nine months ended September 30, 2021, $3.4 million was for accelerated amortization of lease assets and $4.3 million related to variable and other facilities-related costs in connection with facility consolidations. The amount recorded in the three months ended September 30, 2020 primarily related to facility consolidations. The amount recorded in the nine months ended September 30, 2020 was comprised of $0.6 million for severance and related costs for five employees and $1.5 million related to facility consolidations. These amounts include nominal credits to restructuring and related expense in the three and nine months ended September 30, 2020, representing changes in estimate for both severance and related expenses and facilities-related expenses. The Company estimates that it will record nominal, if any, additional restructuring and related expense in connection with this initiative.

A summary of the 2019 Restructuring Initiative accrual activity for the nine months ended September 30, 2021 is as follows (in thousands):

	Balance at January 1, 2021	Initiatives charged to expense	Reclassify accelerated amortization to operating lease liabilities	Cash payments	Balance at September 30, 2021
Severance	$173	$—	$—	$(173)	$—
Facilities	766	7,668	(3,368)	(3,301)	1,765
	$939	$7,668	$(3,368)	$(3,474)	$1,765

Balance Sheet Classification

The current portions of accrued restructuring are included as a component of Accrued expenses and the long-term portions of accrued restructuring are included as a component of Other long-term liabilities in the condensed consolidated balance sheets. The long-term portions of accrued restructuring relate to facilities and totaled $1.8 million at September 30, 2021 and $0.8 million at December 31, 2020.

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

RIBBON COMMUNICATIONS INC.
Notes to Condensed Consolidated Financial Statements (Continued)
(unaudited)
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

On March 3, 2021 (the "Third Amendment Effective Date"), the Company, the Borrower and certain of its subsidiaries entered into a Third Amendment to Credit Agreement (the "Third Amendment"), which further amended the 2020 Credit Facility. The Third Amendment provided for an incremental term loan facility to the Borrower in the original principal amount of $74.6 million, the proceeds of which were used on the Third Amendment Effective Date to consummate an open market purchase of all outstanding amounts under the Term B Loan. Upon the consummation of the open market purchase, the Term B Loans were assigned to the Borrower and immediately cancelled, such that the outstanding amount under the Term A Loan and incremental term loan facility were combined and held by the Lenders (the "2020 Term Loan") with the same terms as the Term A Loan. The Company wrote off $2.5 million of capitalized debt issuance costs in connection with the Third Amendment, which is included in Interest expense, net, in the Company's condensed consolidated statement of operations for the nine months ended September 30, 2021. The Company is required to make quarterly principal payments on the 2020 Term Loan aggregating approximately $20 million per year in the first three years and $30 million in the fourth year, with the final payment approximating $300 million due on the maturity date.

The Third Amendment increased the Borrower's ability to incur new incremental revolving commitments or term loans. Such indebtedness can be incurred up to an aggregate dollar limit equal to 100% of the Company's Consolidated Adjusted

RIBBON COMMUNICATIONS INC.
Notes to Condensed Consolidated Financial Statements (Continued)
(unaudited)
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

At September 30, 2021, the Company had an outstanding 2020 Term Loan balance of $380.5 million at an average interest rate of 2.90% and $5.9 million of letters of credit outstanding with an interest rate of 2.00%.

The Company was in compliance with all covenants of the 2020 Credit Facility at both September 30, 2021 and December 31, 2020.

Short-Term Loans

From time to time, the Company enters into uncommitted and unsecured short-term loans to finance exports in China. The Company did not have any such short-term loans outstanding at September 30, 2021 and December 31, 2020.

Letters of Credit and Performance and Bid Bonds

The Company uses letters of credit, performance and bid bonds in the course of its business. At September 30, 2021, the Company had bank guarantees, performance and bid bonds under various uncommitted facilities (collectively, the "Guarantees") aggregating $24.8 million, and $5.9 million of letters of credit under the 2020 Credit Facility (the "Letters of Credit"). At December 31, 2020, the Company had Guarantees aggregating $27.0 million and $5.6 million of Letters of Credit. At September 30, 2021 and December 31, 2020, the Company had cash collateral of $2.5 million and $2.7 million, respectively, supporting the Guarantees, which are included in Restricted cash in the condensed consolidated balance sheets.

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

Cash Flow Hedge of Interest Rate Risk

The 2020 Term Loan Facility had outstanding balances of $380.5 million and $393.1 million at September 30, 2021 and December 31, 2020, respectively. The 2020 Revolving Credit Facility was undrawn at both September 30, 2021 and December 31, 2020. Borrowings under the 2020 Credit Facility have variable interest rates based on LIBOR (see Note 10). As a result of

RIBBON COMMUNICATIONS INC.
Notes to Condensed Consolidated Financial Statements (Continued)
(unaudited)
exposure to interest rate movements, during March 2020, the Company entered into an interest rate swap arrangement, which effectively converted its $400 million term loan with its variable interest rate based upon one-month LIBOR to an aggregate fixed rate of 0.904%, plus a leverage-based margin as defined in the 2020 Credit Facility. The notional amount of this swap at September 30, 2021 was $400 million, and the swap matures on March 3, 2025, the same date the 2020 Credit Facility matures.

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

The effective portion of changes in the fair value of designated derivatives that qualify as cash flow hedges is recorded in accumulated other comprehensive income (loss) in the condensed consolidated balance sheet and is subsequently reclassified into earnings in the period that the hedged forecasted transactions affect earnings. During the three and nine months ended September 30, 2021 and 2020, such a derivative was used to hedge the variable cash flows associated with the outstanding borrowings under the 2020 Credit Facility and the Company has accounted for this derivative as an effective hedge. Any ineffective portion of the change in the fair value of the derivative would be recognized directly in earnings.

Amounts reported in accumulated other comprehensive income (loss) related to the Company's derivative are reclassified to interest expense as interest is accrued on the Company’s variable-rate debt. Based upon projected forward rates, the Company estimates as of September 30, 2021 that $3.2 million may be reclassified as an increase to interest expense over the next twelve months.

The impact of the Company’s derivative financial instrument on its condensed consolidated statement of comprehensive income (loss) for the three and nine months ended September 30, 2021 and 2020 was as follows (in thousands):

	Three months ended		Nine months ended
	September 30, 2021	September 30, 2020	September 30, 2021	September 30, 2020
Gain (loss) recognized in other comprehensive income (loss) on derivative (effective portion)	$30	$(121)	$4,905	$(13,778)
Amount reclassified from accumulated other comprehensive income (loss) to interest expense (effective portion)	830	761	2,419	921
	$860	$640	$7,324	(12,857)

The fair values and locations in the condensed consolidated balance sheets at September 30, 2021 and December 31, 2020 of the Company's derivative liability designated as a hedging instrument were as follows (in thousands):

	Balance sheet location	September 30, 2021	December 31, 2020
Interest rate derivative - liability derivative	Accrued expenses and other	$3,225	$3,157
Interest rate derivative - liability derivative	Other long-term liabilities	$399	$7,791

The Company has classified the interest rate derivative aggregating $3.6 million and $10.9 million at September 30, 2021 and December 31, 2020, respectively, as Level 2 fair value measurements within the fair value hierarchy (see Note 1).

(12) REVENUE RECOGNITION

The Company derives revenue from two primary sources: products and services. Product revenue includes the Company's hardware and software that function together to deliver the products' essential functionality. Software and hardware are also

RIBBON COMMUNICATIONS INC.
Notes to Condensed Consolidated Financial Statements (Continued)
(unaudited)
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

Disaggregation of Revenue

The Company disaggregates its revenue from contracts with customers based on the nature of the products and services and the geographic regions in which each customer is domiciled. The Company's revenue for the three and nine months ended September 30, 2021 and 2020 was disaggregated as follows:

RIBBON COMMUNICATIONS INC.
Notes to Condensed Consolidated Financial Statements (Continued)
(unaudited)

Three months ended September 30, 2021	Product revenue	Service revenue (maintenance)	Service revenue (professional services)	Total revenue
United States	$47,134	$33,391	$12,764	$93,289
Europe, Middle East and Africa	32,234	19,290	7,971	59,495
Asia Pacific	26,087	10,618	4,215	40,920
Other	6,271	8,371	2,052	16,694
	$111,726	$71,670	$27,002	$210,398

Three months ended September 30, 2020	Product revenue	Service revenue (maintenance)	Service revenue (professional services)	Total revenue
United States	$57,503	$33,275	$14,072	$104,850
Europe, Middle East and Africa	41,265	19,720	7,133	68,118
Asia Pacific	22,233	12,208	5,183	39,624
Other	7,925	8,439	2,162	18,526
	$128,926	$73,642	$28,550	$231,118

Nine months ended September 30, 2021	Product revenue	Service revenue (maintenance)	Service revenue (professional services)	Total revenue
United States	$140,074	$97,813	$35,516	$273,403
Europe, Middle East and Africa	91,751	59,684	22,622	174,057
Asia Pacific	70,714	31,203	13,886	115,803
Other	20,205	24,112	6,800	51,117
	$322,744	$212,812	$78,824	$614,380

Nine months ended September 30, 2020	Product revenue	Service revenue (maintenance)	Service revenue (professional services)	Total revenue
United States	$150,980	$98,392	$35,482	$284,854
Europe, Middle East and Africa	97,431	54,042	15,920	167,393
Asia Pacific	59,030	26,742	14,017	99,789
Other	18,246	24,157	5,154	47,557
	$325,687	$203,333	$70,573	$599,593

The Company's product revenue from indirect sales through its channel partner program and from its direct sales program for the three and nine months ended September 30, 2021 and 2020 was as follows (in thousands):

	Three months ended		Nine months ended
	September 30, 2021	September 30, 2020	September 30, 2021	September 30, 2020
Indirect sales through channel partner program	$25,214	$36,586	$72,491	$97,839
Direct sales	86,512	92,340	250,253	227,848
	$111,726	$128,926	$322,744	$325,687

The Company's product revenue from sales to enterprise customers and from sales to service provider customers for the three and nine months ended September 30, 2021 and 2020 was as follows (in thousands):

RIBBON COMMUNICATIONS INC.
Notes to Condensed Consolidated Financial Statements (Continued)
(unaudited)

	Three months ended		Nine months ended
	September 30, 2021	September 30, 2020	September 30, 2021	September 30, 2020
Sales to enterprise customers	$20,034	$36,937	$67,225	$100,168
Sales to service provider customers	91,692	91,989	255,519	225,519
	$111,726	$128,926	$322,744	$325,687

The Company's product revenue and service revenue components by segment for the three and nine months ended September 30, 2021 and 2020 was as follows (in thousands):

	Three months ended		Nine months ended
	September 30, 2021	September 30, 2020	September 30, 2021	September 30, 2020
Product revenue
Cloud and Edge	$65,587	$74,860	$180,100	$201,380
IP Optical Networks	46,139	54,066	142,644	124,307
Total product revenue	$111,726	$128,926	$322,744	$325,687

Service revenue
Maintenance
Cloud and Edge	$56,786	$57,623	$169,445	$171,032
IP Optical Networks	14,884	16,019	43,367	32,301
Total maintenance revenue	71,670	73,642	212,812	203,333
Professional services
Cloud and Edge	20,064	21,047	59,735	56,056
IP Optical Networks	6,938	7,503	19,089	14,517
Total professional services revenue	27,002	28,550	78,824	70,573
Total service revenue	$98,672	$102,192	$291,636	$273,906

Revenue Contract Balances

The timing of revenue recognition, billings and cash collections results in billed accounts receivable; unbilled receivables, which are contract assets; and customer advances and deposits, which are contract liabilities, in the Company's condensed consolidated balance sheets. Amounts are billed as work progresses in accordance with agreed-upon contractual terms, either at periodic intervals or upon achievement of contractual milestones. Completion of services and billing may occur subsequent to revenue recognition, resulting in contract assets. The Company may receive advances or deposits from its customers before revenue is recognized, resulting in contract liabilities that are classified as deferred revenue. These assets and liabilities are reported in the Company's condensed consolidated balance sheets on a contract-by-contract basis as of the end of each reporting period. Changes in the contract asset and liability balances during the nine months ended September 30, 2021 were not materially impacted by any factors other than billing and revenue recognition. Nearly all of the Company's deferred revenue balance is related to services revenue, primarily customer support contracts. Unbilled receivables stem primarily from engagements where services have been performed; however, billing cannot occur until services are completed.

In some arrangements, the Company allows customers to pay for term-based software licenses and products over the term of the software license. The Company also sells SaaS-based software under subscription arrangements, with payment terms over the term of the SaaS agreement. Amounts recognized as revenue in excess of amounts billed are recorded as unbilled receivables. Unbilled receivables that are anticipated to be invoiced in the next twelve months are included in Accounts receivable on the Company's condensed consolidated balance sheets. The changes in the Company's accounts receivable, unbilled receivables and deferred revenue balances for the nine months ended September 30, 2021 were as follows (in thousands):

RIBBON COMMUNICATIONS INC.
Notes to Condensed Consolidated Financial Statements (Continued)
(unaudited)

	Accounts receivable	Unbilled accounts receivable	Deferred revenue (current)	Deferred revenue (long-term)
Balance at January 1, 2021	$179,331	$58,407	$96,824	$26,010
Increase (decrease), net	(17,507)	15,479	(7,271)	(4,392)
Balance at September 30, 2021	$161,824	$73,886	$89,553	$21,618

The Company recognized approximately $81 million of revenue in the nine months ended September 30, 2021 that was recorded as deferred revenue at December 31, 2020 and approximately $86 million of revenue in the nine months ended September 30, 2020 that was recorded as deferred revenue at December 31, 2019. Of the Company's deferred revenue reported as long-term in its condensed consolidated balance sheet at September 30, 2021, the Company expects that approximately $4 million will be recognized as revenue in 2022, approximately $10 million will be recognized as revenue in 2023 and approximately $8 million will be recognized as revenue in 2024 and beyond.

All freight-related customer invoicing is recorded as revenue, while the shipping and handling costs that occur after control of the promised goods or services transfer to the customer are reported as fulfillment costs, a component of Cost of revenue - product in the Company's condensed consolidated statements of operations.

Deferred Commissions Cost

Sales commissions earned by the Company's employees are considered incremental and recoverable costs of obtaining a contract with a customer. Expense related to commission payments has been deferred on our condensed consolidated balance sheet and is being amortized over the expected life of the customer contract, which averages five years. The current and long-term portions of deferred commission expense are included as components of Other current assets and Other assets, respectively. At both September 30, 2021 and December 31, 2020, the Company had $4.1 million of deferred sales commissions capitalized.

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

The IP Optical Networks segment provides high-performance, secure and reliable hardware and software products solutions for IP networking, switching, routing and optical transport designed to support and enable technologies like 5G, distributed cloud computing and corresponding applications by delivering ultra-low cost-per-bit transport and multi-service flexibility. The IP Optical Networks portfolio offers multiple solutions, including 5G-native solutions for mobile backhaul, metro and edge aggregation, core networking, data center interconnect, legacy NTR and transport solutions for wholesale carriers. This portfolio is offered to service provider, enterprise and industry verticals with critical transport network infrastructures including utilities, government, defense, transportation, and education and research. Information for the IP Optical Networks segment for the nine months ended September 30, 2020 includes the financial results of this segment for the period subsequent to the ECI Acquisition Date.

The Company has not provided segment asset information as such information is not provided to the CODM and accordingly, asset information is not used in assessing segment performance. Please see Note 6 for information regarding the

RIBBON COMMUNICATIONS INC.
Notes to Condensed Consolidated Financial Statements (Continued)
(unaudited)
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

The tables below provide information regarding revenue, adjusted gross profit, adjusted EBITDA and depreciation expense by reportable segment for the three and nine months ended September 30, 2021 and 2020 (in thousands):

	Three months ended		Nine months ended
	September 30, 2021	September 30, 2020	September 30, 2021	September 30, 2020
Segment revenue:
Cloud and Edge	$142,437	$153,530	$409,280	$428,468
IP Optical Networks	67,961	77,588	205,100	171,125
Revenue	$210,398	$231,118	$614,380	$599,593

	Three months ended		Nine months ended
	September 30, 2021	September 30, 2020	September 30, 2021	September 30, 2020
Segment adjusted gross profit:
Cloud and Edge	$95,998	$101,910	$276,170	$279,624
IP Optical Networks	24,918	35,305	84,544	71,737
Total segment adjusted gross profit	120,916	137,215	360,714	351,361
Stock-based compensation expense	(588)	(261)	(1,412)	(616)
Acquisition-related inventory and facilities adjustments	—	(2,000)	—	(2,000)
Gross profit	$120,328	$134,954	$359,302	$348,745

RIBBON COMMUNICATIONS INC.
Notes to Condensed Consolidated Financial Statements (Continued)
(unaudited)

	Three months ended		Nine months ended
	September 30, 2021	September 30, 2020	September 30, 2021	September 30, 2020
Segment adjusted EBITDA:
Cloud and Edge	$44,945	$41,921	$116,811	$89,157
IP Optical Networks	(13,240)	1,464	(22,400)	(6,681)
Total segment adjusted EBITDA	31,705	43,385	94,411	82,476
Depreciation	(4,209)	(4,494)	(12,684)	(12,754)
Amortization of intangible assets	(17,221)	(16,349)	(50,225)	(45,352)
Stock-based compensation	(4,561)	(3,969)	(14,411)	(10,167)
Acquisition-related inventory and facilities adjustments	—	(2,000)	—	(2,000)
Litigation costs	—	—	—	(2,101)
Acquisition-, disposal- and integration-related expense	(1,955)	(1,366)	(4,204)	(14,607)
Restructuring and related expense	(1,767)	(3,290)	(10,547)	(10,726)
Income (loss) from operations	1,992	11,917	$2,340	$(15,231)

Segment depreciation expense:
Cloud and Edge	$3,018	$2,990	$9,297	$8,967
IP Optical Networks	1,191	1,504	3,387	3,787
Depreciation expense	$4,209	$4,494	$12,684	$12,754

(14) MAJOR CUSTOMERS

The following customer contributed 10% or more of the Company's revenue in the three and nine months ended September 30, 2021 and 2020:

	Three months ended		Nine months ended
	September 30, 2021	September 30, 2020	September 30, 2021	September 30, 2020
Verizon Communications Inc.	18%	16%	17%	15%

At September 30, 2021, one customer accounted for 10% or more of the Company's accounts receivable balance, representing approximately 16% of total accounts receivable. At December 31, 2020, one customer accounted for 10% or more of the Company's accounts receivable balance, representing approximately 12% of total accounts receivable. The Company performs ongoing credit evaluations of its customers and generally does not require collateral on accounts receivable, although in some instances the Company may require letters of credit to support customer outstanding accounts receivable balances. The Company maintains an allowance for doubtful accounts and such losses have been within management's expectations.

(15) COMMON STOCK REPURCHASES

In the second quarter of 2019, the Company's Board of Directors (the "Board") approved a stock repurchase program (the "Repurchase Program") pursuant to which the Company could repurchase up to $75 million of its common stock prior to April 18, 2021. The Company did not repurchase any common stock in the year ended December 31, 2020 or in the period from January 1, 2021 though the expiration of the Repurchase Program on April 18, 2021, and had $70.5 million remaining for future repurchases upon the expiration of the Repurchase Program.

RIBBON COMMUNICATIONS INC.
Notes to Condensed Consolidated Financial Statements (Continued)
(unaudited)
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

Each executive's Performance PSU grant is comprised of three consecutive fiscal year performance periods beginning in

RIBBON COMMUNICATIONS INC.
Notes to Condensed Consolidated Financial Statements (Continued)
(unaudited)
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

Employee Bonus Program

Effective in 2021, the Company added an equity component to its cash bonus program for eligible employees, under which

RIBBON COMMUNICATIONS INC.
Notes to Condensed Consolidated Financial Statements (Continued)
(unaudited)
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

Stock Options

The activity related to the Company's outstanding stock options for the nine months ended September 30, 2021 was as follows:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value (in thousands)
Outstanding at January 1, 2021	207,710	$12.69
Exercised	(13,815)	$1.76
Expired	(3,686)	$17.13
Outstanding at September 30, 2021	190,209	$13.40	2.79	$171
Vested or expected to vest at September 30, 2021	190,206	$13.40	2.79	$171
Exercisable at September 30, 2021	190,121	$13.41	2.79	$171

The total intrinsic value of options exercised was nominal in the three months ended September 30, 2021 and $0.1 million in the nine months ended September 30, 2021. The Company received nominal cash from option exercises in the three months ended September 30, 2021 and approximately $24,000 in the nine months ended September 30, 2021.

Restricted Stock Awards and Units

The activity related to the Company's RSAs for the nine months ended September 30, 2021 was as follows:

	Shares	Weighted Average Grant Date Fair Value
Unvested balance at January 1, 2021	86,983	$7.04
Vested	(86,983)	$7.04
Unvested balance at September 30, 2021	—	$—

The activity related to the Company's RSUs for the nine months ended September 30, 2021 was as follows:

	Shares	Weighted Average Grant Date Fair Value
Unvested balance at January 1, 2021	6,531,110	$3.32
Granted	3,109,797	$8.55
Vested	(3,233,661)	$3.23
Forfeited	(692,672)	$4.53
Unvested balance at September 30, 2021	5,714,574	$6.07

The total grant date fair value of shares of restricted stock granted under RSAs and RSUs that vested during the nine months ended September 30, 2021 was $11.1 million.

RIBBON COMMUNICATIONS INC.
Notes to Condensed Consolidated Financial Statements (Continued)
(unaudited)
Performance-Based Stock Units

The activity related to the Company's PSUs for the nine months ended September 30, 2021 was as follows:

	Shares	Weighted Average Grant Date Fair Value
Unvested balance at January 1, 2021	6,035,931	$1.56
Granted	672,121	$10.22
Vested	(1,525,681)	$0.98
Forfeited	(193,318)	$5.89
Unvested balance at September 30, 2021	4,989,053	$2.90

The total grant date fair value of shares of restricted stock granted under PSUs that vested during the nine months ended September 30, 2021 was $1.5 million.

Stock-Based Compensation

The condensed consolidated statements of operations include stock-based compensation for the three and nine months ended September 30, 2021 and 2020 as follows (in thousands):

	Three months ended		Nine months ended
	September 30, 2021	September 30, 2020	September 30, 2021	September 30, 2020
Product cost of revenue	$96	$57	$216	$123
Service cost of revenue	492	204	1,196	493
Research and development	1,223	868	3,010	2,164
Sales and marketing	1,581	1,189	5,207	2,952
General and administrative	1,169	1,651	4,782	4,435
	$4,561	$3,969	$14,411	$10,167

At September 30, 2021, there was $29.3 million, net of expected forfeitures, of unrecognized stock-based compensation expense related to unvested stock options, stock awards and stock units. This expense is expected to be recognized over a weighted average period of approximately two years.

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

Right-of-use assets and lease liabilities are initially measured based on the present value of the future minimum fixed lease payments (i.e., fixed payments in the lease contract) over the lease term at the commencement date. As the Company's existing

RIBBON COMMUNICATIONS INC.
Notes to Condensed Consolidated Financial Statements (Continued)
(unaudited)
leases do not have a readily determinable implicit rate, the Company uses its incremental borrowing rate based on the information available at the commencement date in determining the present value of future minimum fixed lease payments. The Company calculates its incremental borrowing rate to reflect the interest rate that it would have to pay to borrow on a collateralized basis an amount equal to the lease payments in a similar economic environment over a similar term and considers its historical borrowing activities and market data from entities with comparable credit ratings in this determination. The measurement of the right-of-use asset also includes any lease payments made prior to the commencement date (excluding any lease incentives) and initial direct costs incurred. The Company assessed its right-of-use assets for impairment as of September 30, 2021 and December 31, 2020 and determined no impairment has occurred.

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

In connection with the 2020 Restructuring Initiative, the Company accelerated amortization totaling $0.2 million and $0.6 million in the three and nine months ended September 30, 2021, respectively, for leased facilities that were vacated in 2021 as part of the consolidation of certain sites following the ECI Acquisition. The Company did not record estimated future variable lease costs in the three or nine months ended September 30, 2021 related to the 2020 Restructuring Initiative.

In connection with the 2019 Restructuring Initiative, certain lease assets related to facilities are being partially or fully vacated as the Company consolidates its facilities. The Company has no plans to enter into sublease agreements for certain facilities. The Company ceased use of these facilities in the first quarter of 2021, the first and fourth quarters of 2020 and the third quarter of 2019. Accordingly, the Company accelerated the amortization of the associated lease assets through the planned cease-use date of each facility, resulting in additional amortization expense of $3.4 million and $0.1 million in the nine months ended September 30, 2021 and 2020, respectively. The Company also recorded expense of $1.4 million in the aggregate in the nine months ended September 30, 2021 for all estimated future variable lease costs related to these facilities. The Company did not record additional amortization expense or estimated future variable lease costs in the three months ended September 30, 2021 or 2020 related to the 2019 Restructuring Initiative.

All accelerated amortization and accrual of future variable costs are recorded as Restructuring and related expense in the Company's condensed consolidated statements of operations. At September 30, 2021 and December 31, 2020, the Company had accruals of $1.8 million and $0.8 million, respectively, for all future anticipated variable lease costs related to these facilities. The Company may incur additional future expense if it is unable to sublease other locations included in the Facilities Initiative.

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

The Company's right-of-use lease assets and lease liabilities at September 30, 2021 and December 31, 2020 were as follows (in thousands):

RIBBON COMMUNICATIONS INC.
Notes to Condensed Consolidated Financial Statements (Continued)
(unaudited)

	Classification	September 30, 2021	December 31, 2020
Assets:
Operating lease assets	Operating lease right-of-use assets	$54,446	$69,757
Finance lease assets*	Property and equipment, net	416	983
Total leased assets		$54,862	$70,740

Liabilities:
Current:
Operating	Operating lease liabilities	$17,848	$17,023
Finance	Accrued expenses and other	574	902
Noncurrent:
Operating	Operating lease liabilities, net of current	58,609	72,614
Finance	Other long-term liabilities	159	568
Total lease liabilities		$77,190	$91,107

* Finance lease assets were recorded net of accumulated depreciation of $1.6 million and $1.9 million at September 30, 2021 and December 31, 2020, respectively.

The components of lease expense for the three and nine months ended September 30, 2021 and 2020 were as follows (in thousands):

	Three months ended		Nine months ended
	September 30, 2021	September 30, 2020	September 30, 2021	September 30, 2020
Operating lease cost*	$4,996	$5,350	$19,027	$13,911
Finance lease cost:
Amortization of leased assets	158	291	567	929
Interest on lease liabilities	12	39	58	141
Short-term lease cost	3,327	4,821	9,889	15,945
Variable lease costs (costs excluded from minimum fixed lease payments)**	589	697	3,247	1,969
Sublease income	(510)	(307)	(985)	(871)
Net lease cost	$8,572	$10,891	$31,803	$32,024

* Operating lease costs for the three and nine months ended September 30, 2021 included $0.6 million and $4.0 million, respectively, of accelerated amortization for certain assets partially or fully vacated in 2021 with no intent or ability to sublease. Operating lease costs for the nine months ended September 30, 2020 included $0.1 million of accelerated amortization for certain assets partially or fully vacated in 2020 with no ability to sublease. The Company did not record accelerated amortization in the three months ended September 30, 2020.
** Variable lease costs for the nine months ended September 30, 2021 included accruals of $1.4 million for all future estimated variable expenses related to certain assets partially or fully vacated in 2021 with no intent or ability to sublease. No such variable costs were accrued in the three months ended September 30, 2021 or in the three and nine months ended September 30, 2020.

Cash flow information related to the Company's leases for the nine months ended September 30, 2021 and 2020 was as follows (in thousands):

RIBBON COMMUNICATIONS INC.
Notes to Condensed Consolidated Financial Statements (Continued)
(unaudited)

	Nine months ended
	September 30, 2021	September 30, 2020
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows for operating leases	$16,509	$13,933
Operating cash flows for finance leases	$58	$141
Financing cash flows for finance leases	$736	$971

Other information related to the Company's leases as of September 30, 2021 and December 31, 2020 was as follows:

	September 30, 2021	December 31, 2020
Weighted average remaining lease term (years):
Operating leases	6.44	6.59
Finance leases	1.21	1.70
Weighted average discount rate:
Operating leases	5.64%	5.67%
Finance leases	4.36%	6.15%

Future minimum fixed lease payments under noncancelable leases at September 30, 2021 were as follows (in thousands):

	September 30, 2021
	Operating	Finance
	leases	leases
Remainder of 2021	$5,877	$178
2022	20,496	514
2023	17,712	63
2024	9,741	—
2025	7,733	—
2026 and beyond	31,225	—
Total lease payments	92,784	755
Less: interest	(16,327)	(22)
Present value of lease liabilities	$76,457	$733

(18) INCOME TAXES

The Company's income tax provisions for the nine months ended September 30, 2021 and 2020 reflect the Company's estimates of the effective rates expected to be applicable for the respective full years, adjusted for any discrete events, which are recorded in the period that they occur. These estimates are reevaluated each quarter based on the Company's estimated tax expense for the full year. The estimated effective tax rate includes the impact of valuation allowances in various jurisdictions.

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

RIBBON COMMUNICATIONS INC.
Notes to Condensed Consolidated Financial Statements (Continued)
(unaudited)
(19) COMMITMENTS AND CONTINGENCIES

Liabilities for Royalty Payments to the IIA. Prior to the ECI Acquisition, ECI had received research and development grants from the Office of the Innovation Authority of the Israeli Ministry of Economics (the "IIA"). The Company assumed ECI's contract with the IIA, which requires the Company to pay royalties to the IIA on proceeds from the sale of products which the Israeli government has supported by way of research and development grants. The royalties for grants prior to 2017 were calculated at the rates of 1.3% to 5.0% of the aggregated proceeds from the sale of such products developed at certain of the Company's R&D centers, up to an amount not exceeding 100% of such grants plus interest at LIBOR. Effective for grants approved in 2017 and subsequently, interest was calculated at the higher of LIBOR plus 1.5% to 2.75%. At September 30, 2021, the Company's maximum possible future royalties commitment, including $4.3 million of unpaid royalties accrued, was $35.9 million, including interest of $1.9 million, based on estimates of future product sales, grants received from the IIA not yet repaid, and management's estimation of products still to be sold.

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

Presentation

Unless otherwise noted, all financial amounts, excluding tabular information, in this Management's Discussion and Analysis of Financial Condition and Results of Operations ("MD&A") are rounded to the nearest million dollar amount, and all percentages, excluding tabular information, are rounded to the nearest percentage point.

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

This reclassification resulted in reductions in the three and nine months ended September 30, 2020 to Cost of revenue - product of $11.6 million and $31.5 million, respectively, and reductions to Sales and marketing of $4.7 million and $13.8 million, respectively, which amounts were reclassified to Amortization of acquired intangible assets. The reduction to Cost of revenue - product in the three months ended September 30, 2020 increased our product gross profit as a percentage of product revenue ("product gross margin") and our total gross profit as a percentage of revenue ("total gross margin) by approximately nine percentage points and five percentage points, respectively. The reduction to Cost of revenue - product in the nine months ended September 30, 2020 increased our product gross margin and total gross margin by approximately ten percentage points and five percentage points, respectively.

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

Sale of Kandy Communications Business and Investment in AVCT

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

The Debentures bore interest at a rate of 10% per annum, which was being added to the principal amount of the Debentures. The entire principal amount of each Debenture, together with accrued and unpaid interest thereon, was due and payable on the earlier of the May 1, 2023 maturity date or the occurrence of a Change in Control as defined in the definitive purchase agreement, as amended (the "Amended Kandy Agreement"). Each Debenture was convertible, in whole or in part, at any time at our option into that number of shares of AVCT common stock, calculated by dividing the principal amount being converted, together with all accrued and unpaid interest thereon, by the applicable conversion price, which initially per share was $3.45. The Debentures were subject to mandatory conversion if the AVCT stock price was at or above $6.00 per share for 40 trading days in any 60 consecutive trading day period, subject to the satisfaction of certain other conditions. The conversion price was subject to customary adjustments including, but not limited to, stock dividends, stock splits and reclassifications. As of February 19, 2021, the stock price had traded above $6.00 for 40 days within a 60 consecutive trading day period, and accordingly, on September 8, 2021 (the "Debenture Conversion Date") upon the completion of customary regulatory filings by AVCT, the Debentures were converted into 13,700,421 shares of AVCT common stock (the "Debenture Shares").

The Warrants were independent of the Debentures and entitle us to purchase 4,377,800 shares of AVCT common stock at an exercise price of $0.01 per share. The Warrants were immediately exercisable on the Kandy Sale Date and expire on December 1, 2025. We had not exercised any of the Warrants as of September 30, 2021. We were also subject to a lock-up provision which limited our ability to sell any shares of the AVCT common stock underlying the Debentures and the Warrants prior to June 1, 2021 (the "Lock-Up Period"), except in certain transactions.

We determined that the AVCT Units had a fair value of $84.9 million at the Kandy Sale Date, comprised of the Debentures with a fair value of $66.3 million and the Warrants with a fair value of $18.6 million. The value of the net assets sold to AVCT totaled $1.3 million, resulting in a gain on the sale of $83.6 million. We calculated the fair value of the Debentures using a Lattice-based valuation approach, which utilizes a binomial tree to model the different paths the price of AVCT's common stock might take over the Debentures' life by using assumptions regarding the stock price volatility and risk-free interest rate. These results were then used to calculate the fair value of the Debentures at each measurement date prior to the Debenture Conversion Date. We used the Black-Scholes valuation model for estimating the fair value of the Warrants at each measurement date. The fair value of the Warrants was affected by AVCT's stock price as well as valuation assumptions, including the volatility of AVCT's stock price, expected term of the option, risk-free interest rate and expected dividends. Both the Lattice and Black-Scholes valuation models are based on available market data, giving consideration to all of the rights and obligations of each instrument and precluding the use of "blockage" discounts or premiums in determining the fair value of a large block of financial instruments. After the expiration of the Lock-Up Period and prior to the Debenture Conversion Date, we valued the AVCT Units at each measurement date by multiplying the closing stock price of AVCT common stock by the number of shares upon conversion of the Debentures and Warrants. At September 30, 2021, we valued the Debenture Shares and Warrants by multiplying the closing stock price of AVCT common stock by the number of Debenture Shares and Warrants (collectively, the "AVCT Investment") we held.

At September 30, 2021, the aggregate fair value of the AVCT Investment was $50.4 million, comprised of $38.2 million for the Debenture Shares and $12.2 million for the Warrants. At December 31, 2020, the aggregate fair value of the AVCT Units was $115.2 million. We recorded losses of $56.5 million and $68.3 million in the three and nine months ended September 30, 2021, respectively, arising from the change in their aggregate fair value. These amounts are included as components of Other income (expense), net, in our condensed consolidated statements of operations. We recorded $0.9 million and $3.6 million of interest income in the three and nine months ended September 30, 2021, respectively, which was added to the principal amount of the Debentures prior to the Debenture Conversion Date, and which is included in Interest expense, net, in our condensed consolidated statements of operations. The fair value of the AVCT Investment at September 30, 2021 and the fair values of the Debentures and Warrants at December 31, 2021 are reported as Investments in our condensed consolidated balance sheets. The AVCT Investment is classified as a Level 1 fair value measurement at September 30, 2021 and the Debentures and Warrants are classified as Level 2 fair value measurements within the fair value hierarchy at December 31, 2020.

We evaluated the nature of our investment in AVCT for the period from the Debenture Conversion Date through September 30, 2021 and determined that it represented an approximate 25% equity interest in AVCT. We determined that we are not the primary beneficiary of AVCT as we do not have the power to direct the activities that most significantly impact the AVCT Investment's economic performance and therefore concluded that, although we have significant influence arising from the AVCT Investment, we do not have a controlling financial interest that would require consolidation as of September 30, 2021.

Operating Segments

Effective in the fourth quarter of 2020 and in connection with the ECI Acquisition, our CODM began to assess our performance based on the performance of two separate organizations within Ribbon: the Cloud and Edge operating segment ("Cloud and Edge") and the IP Optical Networks operating segment ("IP Optical Networks"). Amounts attributable to IP Optical Networks in the nine months ended September 30, 2020 are for the period subsequent to the ECI Acquisition Date. For additional details regarding our operating segments, see Note 13 - Operating Segment Information to our condensed consolidated financial statements.

Financial Overview

Financial Results

We reported income from operations of $2.0 million and $11.9 million for the three months ended September 30, 2021 and 2020, respectively. We reported income from operations of $2.3 million for the nine months ended September 30, 2021 and a loss from operations of $15.2 million for the nine months ended September 30, 2020.

Our revenue was $210.4 million and $231.1 million in the three months ended September 30, 2021 and 2020, respectively. Our total gross profit and total gross margin were $120.3 million and 57.2%, respectively, in the three months ended September 30, 2021, and $135.0 million and 58.4%, respectively, in the three months ended September 30, 2020. Our revenue was $614.4 million and $599.6 million in the nine months ended September 30, 2021 and 2020, respectively. Our total gross profit and total gross margin were $359.3 million and 58.5%, respectively, in the nine months ended September 30, 2021, and $348.7 million and 58.2%, respectively, in the nine months ended September 30, 2020.

Revenue from our Cloud and Edge segment was $142.4 million and $153.5 million in the three months ended September 30, 2021 and 2020, respectively. Total gross profit and total gross margin for this segment were $95.6 million and 67.1%, respectively, in the three months ended September 30, 2021, and $101.7 million and 66.2%, respectively, in the three months ended September 30, 2020. Revenue from our Cloud and Edge segment was $409.3 million and $428.5 million in the nine months ended September, 2021 and 2020, respectively. Total gross profit and total gross margin for this segment were $275.2 million and 67.2%, respectively, in the nine months ended September 30, 2021, and $279.1 million and 65.1%, respectively, in the nine months ended September 30, 2020.

Revenue from our IP Optical Networks segment was $68.0 million and $77.6 million in the three months ended September 30, 2021 and 2020, respectively. Total gross profit and total gross margin for this segment were $24.7 million and 36.4%, respectively, in the three months ended September 30, 2021, and $33.2 million and 42.8%, respectively, in the nine months ended September 30, 2020. Revenue from our IP Optical Networks segment was $205.1 million and $171.1 million in the nine months ended September 30, 2021 and 2020, respectively. Total gross profit and total gross margin for this segment were $84.1 million and 41.0%, respectively, in the nine months ended September 30, 2021, and $69.7 million and 40.7%, respectively, in the nine months ended September 30, 2020.

Our operating expenses were $118.3 million and $123.0 million in the three months ended September 30, 2021 and 2020, respectively. Operating expenses for the three months ended September 30, 2021 included $17.2 million of amortization of acquired intangible assets, $2.0 million of acquisition-, disposal- and integration-related expense, and $1.8 million of restructuring and related expense. Operating expenses for the three months ended September 30, 2020 included $16.3 million of amortization of acquired intangible assets, $1.4 million of acquisition-, disposal- and integration-related expense, and $3.3 million of restructuring and related expense.

Our operating expenses were $357.0 million and $364.0 million in the nine months ended September 30, 2021 and 2020 respectively. Operating expenses for the nine months ended September 30, 2021 included $50.2 million of amortization of acquired intangible assets, $4.2 million of acquisition-, disposal- and integration-related expense, and $10.5 million of restructuring and related expense. Our operating expenses for the nine months ended September 30, 2020 included $45.4 million of amortization of acquired intangible assets, $14.6 million of acquisition-, disposal- and integration-related expense, and $10.7 million of restructuring and related expense.

We recorded stock-based compensation expense of $4.6 million and $4.0 million in the three months ended September 30, 2021 and 2020, respectively, and $14.4 million and $10.2 million in the nine months ended September 30, 2021 and 2020, respectively. These amounts are included as components of both Cost of revenue and Operating expenses in our condensed consolidated statements of operations.

See "Results of Operations" in this MD&A for a discussion of the changes in our revenue and expenses for the three and nine months ended September 30, 2021 compared to the three and nine months ended September 30, 2020.

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

We recorded restructuring and related expense of $0.6 million and $2.9 million in connection with the 2020 Restructuring Initiative in the three months ended September 30, 2021 and 2020, respectively, and $2.9 million and $8.7 million in the nine months ended September 30, 2021 and 2020, respectively.

The amount recorded in the three months ended September 30, 2021 was comprised of $0.5 million for severance and related costs for approximately 10 employees and $0.1 million for costs related to restructured facilities. The amount recorded in the nine months ended September 30, 2021 was comprised of $3.1 million for severance and related costs for approximately 30 employees and $0.5 million of expense for variable and other costs related to restructured facilities, offset by a credit of $0.7 million for changes in estimate to previously recorded facilities-related amounts. The amount recorded in the nine months ended September 30, 2020 was comprised of $7.7 million for severance and related costs for approximately 125 employees and $1.0 million for facilities-related expenses. We expect that we will record additional restructuring and related expense approximating $1 million under the 2020 Restructuring Initiative in the aggregate for severance and planned facility consolidations.

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

In connection with the 2019 Restructuring Initiative, we recorded restructuring and related expense of $1.2 million and $0.4 million in the three months ended September 30, 2021 and 2020, respectively, and $7.7 million and $2.1 million in the nine months ended September 30, 2021 and 2020, respectively.

The amount recorded in the three months ended September 30, 2021 was for facilities-related costs. The amount recorded in the nine months ended September 30, 2021 was for facilities-related costs, and was comprised of $3.4 million for accelerated amortization of lease assets and $4.3 million related to variable and other facilities-related costs in connection with facility consolidations. The amount recorded in the three months ended September 30, 2020 primarily related to facility consolidations. The amount recorded in the nine months ended September 30, 2020 was comprised of $0.6 million for severance and related costs for five employees and $1.5 million related to facility consolidations, including $0.1 million of accelerated amortization of lease assets. As of September 30, 2021, the amounts accrued for severance and related costs had been paid in full. We estimate that we will record nominal, if any, additional restructuring and related expense in connection with this initiative.

Accelerated Rent Amortization. Accelerated rent amortization is recognized from the date that we commence the plan to fully or partially vacate a facility, for which there is no intent or ability to enter into a sublease, through the final vacate date. We recorded $3.4 million and $0.1 million for accelerated rent amortization in the nine months ended September 30, 2021 and 2020, respectively, in connection with our 2019 Restructuring Initiative. These amounts are included as components of Restructuring and related expense. We continue to evaluate our properties included in the Facilities Initiative for accelerated amortization and/or right-of-use asset impairment. We may incur additional future expense if we are unable to sublease other locations included in the Facilities Initiative.

Critical Accounting Policies and Estimates

Management's discussion and analysis of financial condition and results of operations is based upon our condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP"). The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. We base our estimates and judgments on historical experience, knowledge of current conditions and beliefs of what could occur in the future given available information. We consider the following accounting policies to be both those most important to the portrayal of our financial condition and those that require the most subjective judgment: revenue recognition, the valuation of inventory, the valuation of the Debentures and Warrants received as consideration in connection with the Kandy Sale, warranty accruals, loss contingencies and reserves, stock-based compensation, business combinations, goodwill and intangible assets, accounting for leases, and accounting for income taxes. If actual results differ significantly from management's estimates and projections, there could be a material effect on our condensed consolidated financial statements. There were no significant changes to our critical accounting policies from January 1, 2021 through September 30, 2021. For a further discussion of our other critical accounting policies and estimates, please refer to our Annual Report on Form 10-K for the year ended December 31, 2020.

Results of Operations

Three and nine months ended September 30, 2021 and 2020

Revenue. Revenue for the three and nine months ended September 30, 2021 and 2020 was as follows (in thousands, except percentages):

	Three months ended		Decrease from prior year
	September 30, 2021	September 30, 2020	$	%
Product	$111,726	$128,926	$(17,200)	(13.3)%
Service	98,672	102,192	(3,520)	(3.4)%
Total revenue	$210,398	$231,118	$(20,720)	(9.0)%

	Nine months ended		Increase (decrease) from prior year
	September 30, 2021	September 30, 2020	$	%
Product	$322,744	$325,687	$(2,943)	(0.9)%
Service	291,636	273,906	17,730	6.5%
Total revenue	$614,380	$599,593	$14,787	2.5%

Segment revenue for the three and nine months ended September 30, 2021 and 2020 was as follows (in thousands):

	Three months ended September 30, 2021			Three months ended September 30, 2020
	Cloud and Edge	IP Optical Networks	Total	Cloud and Edge	IP Optical Networks	Total
Product	$65,587	$46,139	$111,726	$74,860	$54,066	$128,926
Service	76,850	21,822	98,672	78,670	23,522	102,192
Total revenue	$142,437	$67,961	$210,398	$153,530	$77,588	$231,118

	Nine months ended September 30, 2021			Nine months ended September 30, 2020
	Cloud and Edge	IP Optical Networks	Total	Cloud and Edge	IP Optical Networks	Total
Product	$180,100	$142,644	$322,744	$201,380	$124,307	$325,687
Service	229,180	62,456	291,636	227,088	46,818	273,906
Total revenue	$409,280	$205,100	$614,380	$428,468	$171,125	$599,593

The decrease in our product revenue in the three months ended September 30, 2021 compared to the three months ended September 30, 2020 was primarily the result of lower sales of our Cloud and Edge SBC products and IP Optical Networks products, coupled with the loss of revenue due to the Kandy Sale. These decreases were partially offset by higher revenue from sales of our Cloud and Edge network transformation products.

The decrease in our product revenue in the nine months ended September 30, 2021 compared to the nine months ended September 30, 2020 was primarily the result of lower sales of our Cloud and Edge SBC products and the loss of revenue due to the Kandy Sale. These decreases were partially offset by higher revenue from sales of our Cloud and Edge network transformation products and the inclusion of a full nine months of revenue from our IP Optical Networks segment, compared to seven months of revenue in the nine months ended September 30, 2020.

Revenue from indirect sales through our channel partner program was 23% and 28% of our product revenue in the three months ended September 30, 2021 and 2020, respectively. Revenue from indirect sales through our channel partner program was 22% and 30% of our product revenue in the nine months ended September 30, 2021 and 2020, respectively.

Revenue from sales to enterprise customers was 18% and 29% of our product revenue in the three months ended September 30, 2021 and 2020, respectively. Revenue from sales to enterprise customers was 21% and 31% of our product revenue in the nine months ended September 30, 2021 and 2020, respectively. These sales were made through both our direct sales team and indirect sales channel partners.

The timing of the completion of customer projects and revenue recognition criteria satisfaction may cause our product revenue to fluctuate from one period to the next.

Service revenue is primarily comprised of hardware and software maintenance and support (“maintenance revenue”) and network design, installation and other professional services (“professional services revenue”).

Service revenue for the three and nine months ended September 30, 2021 and 2020 was comprised of the following (in thousands, except percentages):

	Three months ended		Decrease from prior year
	September 30, 2021	September 30, 2020	$	%
Maintenance	$71,670	$73,642	$(1,972)	(2.7)%
Professional services	27,002	28,550	(1,548)	(5.4)%
	$98,672	$102,192	$(3,520)	(3.4)%

	Nine months ended		Increase from prior year
	September 30, 2021	September 30, 2020	$	%
Maintenance	$212,812	$203,333	$9,479	4.7%
Professional services	78,824	70,573	8,251	11.7%
	$291,636	$273,906	$17,730	6.5%

Segment service revenue for the three and nine months ended September 30, 2021 and 2020 was comprised of the following (in thousands):

	Three months ended September 30, 2021			Three months ended September 30, 2020
	Cloud and Edge	IP Optical Networks	Total	Cloud and Edge	IP Optical Networks	Total
Maintenance	$56,786	$14,884	$71,670	$57,623	$16,019	$73,642
Professional services	20,064	6,938	27,002	21,047	7,503	28,550
Total service revenue	$76,850	$21,822	$98,672	$78,670	$23,522	$102,192

	Nine months ended September 30, 2021			Nine months ended September 30, 2020
	Cloud and Edge	IP Optical Networks	Total	Cloud and Edge	IP Optical Networks	Total
Maintenance	$169,445	$43,367	$212,812	$171,032	$32,301	$203,333
Professional services	59,735	19,089	78,824	56,056	14,517	70,573
Total service revenue	$229,180	$62,456	$291,636	$227,088	$46,818	$273,906

Maintenance revenue from the Cloud and Edge and the IP Optical Networks segments each decreased by $1 million in the three months ended September 30, 2021 compared to the three months ended September 30, 2020. The increase in maintenance revenue in the nine months ended September 30, 2021 compared to the nine months ended September 30, 2020 was primarily due to $11 million of higher revenue from our IP Optical Networks segment, partially offset by $2 million of lower revenue from our Cloud and Edge segment. The increase in IP Optical Networks maintenance revenue in the nine months ended September 30, 2021 was partially attributable to the inclusion of a full nine months of revenue in the current year period, compared to seven months of revenue in the prior year period.

Professional services revenue from the Cloud and Edge and the IP Optical Networks segments each decreased by $1 million in the three months ended September 30, 2021 compared to the three months ended September 30, 2020. The increase in professional services revenue in the nine months ended September 30, 2021 compared to the nine months ended September 30, 2020 was attributable to $4.6 million of higher revenue from our IP Optical Networks segment and $3.7 million of higher revenue from our Cloud and Edge segment. The increase in IP Optical Networks professional services revenue in the nine months ended September 30, 2021 was partially attributable to the inclusion of a full nine months of revenue in the current year period, compared to seven months of revenue in the prior year period.

The following customer contributed 10% or more of our revenue in the three and nine month periods ended September 30, 2021 and 2020:

	Three months ended		Nine months ended
Customer	September 30, 2021	September 30, 2020	September 30, 2021	September 30, 2020
Verizon Communications Inc.	18%	16%	17%	15%

Revenue from customers domiciled outside the United States was 56% and 55% of revenue in the three months ended September 30, 2021 and 2020, respectively, and 56% and 52% of revenue in the nine months ended September 30, 2021 and 2020, respectively. Due to the timing of project completions, we expect that the domestic and international components as a percentage of revenue may fluctuate from quarter to quarter and year to year.

Our deferred product revenue was $7 million and $8 million at September 30, 2021 and December 31, 2020, respectively. Our deferred service revenue was $104 million and $115 million at September 30, 2021 and December 31, 2020, respectively. Our deferred revenue balance may fluctuate because of the timing of revenue recognition, customer payments, maintenance contract renewals, contractual billing rights and maintenance revenue deferrals included in multiple element arrangements.

We expect that our total revenue in 2021 will increase compared to 2020 as a result of both increased customer spend and continued cross-selling opportunities; however, these increases may be affected by supply chain-related challenges.

Cost of Revenue/Gross Margin. Our cost of revenue consists primarily of amounts paid to third-party manufacturers for purchased materials and services, royalties, inventory valuation adjustments, warranty costs, and manufacturing and services personnel and related costs. Our cost of revenue and gross margins for the three and nine months ended September 30, 2021 and 2020 were as follows (in thousands, except percentages):

	Three months ended		Decrease from prior year
	September 30, 2021	September 30, 2020	$	%
Cost of revenue
Product	$53,494	$58,545	$(5,051)	(8.6)%
Service	36,576	37,619	(1,043)	(2.8)%
Total cost of revenue	$90,070	$96,164	$(6,094)	(6.3)%
Gross margin
Product	52.1%	54.6%
Service	62.9%	63.2%
Total gross margin	57.2%	58.4%

	Nine months ended		Increase (decrease) from prior year
	September 30, 2021	September 30, 2020	$	%
Cost of revenue
Product	$144,580	$145,103	$(523)	(0.4)%
Service	110,498	105,745	4,753	4.5%
Total cost of revenue	$255,078	$250,848	$4,230	1.7%
Gross margin
Product	55.2%	55.4%
Service	62.1%	61.4%
Total gross margin	58.5%	58.2%

Our segment cost of revenue and gross margins for the three and nine months ended September 30, 2021 and 2020 were as follows (in thousands, except percentages):

	Three months ended September 30, 2021			Three months ended September 30, 2020
	Cloud and Edge	IP Optical Networks	Total	Cloud and Edge	IP Optical Networks	Total
Product	$20,204	$33,290	$53,494	$25,207	$33,338	$58,545
Service	26,632	9,944	36,576	26,612	11,007	37,619
Total cost of revenue	$46,836	$43,234	$90,070	$51,819	$44,345	$96,164

Product	69.2%	27.8%	52.1%	66.3%	38.3%	54.6%
Service	65.3%	54.4%	62.9%	66.2%	53.2%	63.2%
Total gross margin	67.1%	36.4%	57.2%	66.2%	42.8%	58.4%

	Nine months ended September 30, 2021			Nine months ended September 30, 2020
	Cloud and Edge	IP Optical Networks	Total	Cloud and Edge	IP Optical Networks	Total
Product	$52,737	$91,843	$144,580	$68,458	$76,645	$145,103
Service	81,317	29,181	110,498	80,930	24,815	105,745
Total cost of revenue	$134,054	$121,024	$255,078	$149,388	$101,460	$250,848

Product	70.7%	35.6%	55.2%	66.0%	38.3%	55.4%
Service	64.5%	53.3%	62.1%	64.4%	47.0%	61.4%
Total gross margin	67.2%	41.0%	58.5%	65.1%	40.7%	58.2%

Our product gross margin decreased in the three months ended September 30, 2021 compared to the three months ended September 30, 2020, primarily due to the decrease in our IP Optical Networks segment product gross margin, partially offset by margin improvement in our Cloud and Edge segment. The decrease in product gross margin of our IP Optical Networks segment was primarily attributable to product and customer mix, coupled with increased costs associated with near-term supply chain-related cost increases. The increase in product gross margin of our Cloud and Edge segment was primarily attributable to the impact of the Kandy Sale and, to a lesser extent, customer and product mix.

Our product gross margin in the nine months ended September 30, 2021 was relatively unchanged compared to the nine months ended September 30, 2020. Our Cloud and Edge segment product gross margin improvement was virtually offset by the decrease in our IP Optical Networks segment product gross margin. The increase in product gross margin of our Cloud and Edge segment was primarily attributable to the impact of the Kandy Sale and, to a lesser extent, customer and product and software mix. The decrease in product gross margin of our IP Optical Networks was primarily attributable to product and customer mix, coupled with increased costs due to supply chain disruptions.

Our service gross margin decreased slightly in the three months ended September 30, 2021 compared to the three months ended September 30, 2020. Our Cloud and Edge segment service gross margin decreased, primarily due to higher installation costs. Our IP Optical Networks segment service gross margin increased as the net result of lower service return and installation costs, partially offset by the impact of the segment's fixed service costs against lower revenue.

The increase in our service gross margin in the nine months ended September 30, 2021 compared to the nine months ended September 30, 2020 was attributable to improvement in our IP Optical Networks service gross margin arising from lower service and installation costs. Service gross margin for our Cloud and Edge segment was relatively unchanged in the nine months ended September 30, 2021 compared to the same prior year period.

We believe that our total gross margin will decrease slightly in 2021 compared to 2020, primarily due to higher expected sales from IP Optical Networks, which have historically lower margins due to the higher hardware content in their products, coupled with higher costs associated with near-term supply chain-related cost increases.

Research and Development Expenses. Research and development expenses consist primarily of salaries and related personnel expenses and prototype costs for the design, development, testing, and enhancement of our products. Research and development expenses for the three and nine months ended September 30, 2021 and 2020 were as follows (in thousands, except percentages):

			Increase from prior year
	September 30, 2021	September 30, 2020	$	%
Three months ended	$49,132	$49,113	$19	—%
Nine months ended	$143,339	$143,204	$135	0.1%

Our research and development expenses were virtually flat in both the three and nine months ended September 30, 2021 compared to the three and nine months ended September 30, 2020. Lower expenses for the three months ended September 30, 2021 aggregating $6 million in our Cloud and Edge segment, primarily for employee-related and product development costs, including the impact of the sale of our Kandy Communications Business. These decreases were virtually offset by higher employee-related, product development and infrastructure-related expenses in our IP Optical Networks segment. Overall, our slightly higher employee-related costs in the three months ended September 30, 2021 were equally offset by lower product development costs. Lower expenses aggregating $20 million in our Cloud and Edge segment for the nine months ended September 30, 2021, primarily for employee-related and product development costs, were virtually offset by higher employee-related, product development and infrastructure-related expenses in our IP Optical Networks segment. Overall, increases of $2 million in each of infrastructure costs and employee-related expenses were offset by $4 million in lower product development costs.

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

Sales and Marketing Expenses. Sales and marketing expenses primarily consist of salaries and related personnel costs, commissions, travel and entertainment expenses, promotions, customer trial and evaluations inventory, and other marketing and sales support expenses. Sales and marketing expenses for the three and nine months ended September 30, 2021 and 2020 were as follows (in thousands, except percentages):

			Increase (decrease) from prior year
	September 30, 2021	September 30, 2020	$	%
Three months ended	$36,113	$36,898	$(785)	(2.1)%
Nine months ended	$108,212	$101,767	$6,445	6.3%

The decrease in sales and marketing expenses in the three months ended September 30, 2021 compared to the three months ended September 30, 2020 was primarily attributable to $2 million of lower employee-related expenses in our Cloud and Edge segment, partially offset by higher employee-related and marketing expenses in our IP Optical Networks segment.

The increase in sales and marketing expenses in the nine months ended September 30, 2021 compared to the nine months ended September 30, 2020 was primarily attributable to $12 million of higher IP Optical Networks segment expenses, partially offset by $6 million of lower Cloud and Edge segment expenses. The increase in IP Optical Networks segment expense is primarily attributable to the inclusion of a full nine months of expense in the current year period, compared to seven months of expense in the prior year period, principally employee- and infrastructure-related costs. The decrease in Cloud and Edge segment expense was primarily attributable to lower employee-related and marketing expenses.

We believe that our sales and marketing expenses will increase modestly in 2021 compared with 2020, primarily due to higher employee-related expenses and higher costs, assuming COVID-19 restrictions continue to ease.

General and Administrative Expenses. General and administrative expenses consist primarily of salaries and related personnel costs for executive and administrative personnel, and audit, legal and other professional fees. General and administrative expenses for the three and nine months ended September 30, 2021 and 2020 were as follows (in thousands, except percentages):

			Decrease from prior year
	September 30, 2021	September 30, 2020	$	%
Three months ended	$12,148	$16,021	$(3,873)	(24.2)%
Nine months ended	$40,435	$48,320	$(7,885)	(16.3)%

The decrease in general and administrative expenses in the three months ended September 30, 2021 compared to the three months ended September 30, 2020 was equally attributable to both of our segments. Overall, the reduction was primarily attributable to $2 million lower each of employee-related and infrastructure-related expenses.

The decrease in general and administrative expenses in the nine months ended September 30, 2021 compared to the nine months ended September 30, 2020 was primarily attributable to $7 million of lower expense for our Cloud and Edge segment, primarily comprised of $3 million of lower professional fees (i.e., consulting, legal and audit fees), the absence of $2 million of litigation-related expense, and $2 million of lower infrastructure-related expense. Lower infrastructure-related and other expenses for our IP Optical Networks segment were partially offset by higher other general and administrative expenses resulting from the inclusion of a full nine months of expense compared to seven months of expense in the prior year.

We believe that our general and administrative expenses in 2021 will be consistent with our 2020 levels and decline in future years as we realize additional integration synergies.

Amortization of Acquired Intangible Assets. Amortization of acquired intangible assets for the three and nine months ended September 30, 2021 and 2020 was as follows (in thousands, except percentages):

			Increase from prior year
	September 30, 2021	September 30, 2020	$	%
Three months ended	$17,221	$16,349	$872	5.3%
Nine months ended	$50,225	$45,352	$4,873	10.7%

The increase in amortization of acquired intangible assets in both the three and nine months ended September 30, 2021 compared to the same prior year periods was primarily due to the recognition of such expense in relation to expected future cash flows, such that amortization of intangible assets is not recorded on a straight-line basis, coupled with the inclusion of amortization expense related to the ECI Acquisition for the full nine months in 2021, compared to seven months of expense in the same prior year period.

Acquisition-, Disposal- and Integration-Related Expenses. Acquisition-, disposal- and integration-related expenses include those expenses related to acquisitions that we would otherwise not have incurred. Acquisition- and disposal-related expenses include professional and services fees, such as legal, audit, consulting, paying agent and other fees. Integration-

related expenses represent incremental costs related to combining our systems and processes with those of acquired businesses, such as third-party consulting and other third-party services.

Our acquisition-, disposal- and integration-related expenses for the three and nine months ended September 30, 2021 and 2020 were as follows (in thousands):

	Three months ended		Nine months ended
	September 30, 2021	September 30, 2020	September 30, 2021	September 30, 2020
Professional and services fees (acquisition-related)	$13	$1,003	$156	$14,017
Professional and services fees (disposal-related)	—	—	241	—
Integration-related expenses	1,942	363	3,807	590
	$1,955	$1,366	$4,204	$14,607

Our acquisition-related expenses in the three and nine months ended September 30, 2020 primarily relate to the ECI Acquisition. The disposal-related expenses in the nine months ended September 30, 2021 relate to the Kandy Sale. Acquisition-, disposal- and integration-related expenses are reported separately in the condensed consolidated statements of operations.

Restructuring and Related Expense. We have been committed to streamlining our operations and reducing operating costs by closing and consolidating certain facilities and reducing our worldwide workforce. Please see the additional discussion of our restructuring initiatives in the "Restructuring and Cost Reduction Initiatives" section of the Overview of this MD&A.

We recorded restructuring and related expense of $1.8 million and $10.5 million in the three and nine months ended September 30, 2021, respectively. We recorded restructuring and related expense of $3.3 million and $10.7 million in the three and nine months ended September 30, 2020, respectively. Although we have eliminated positions as part of our restructuring initiatives, we continue to hire in certain areas that we believe are important to our future growth. Restructuring and related expense is reported separately in the condensed consolidated statements of operations.

Interest Expense, Net. Interest income and interest expense for the three and nine months ended September 30, 2021 and 2020 were as follows (in thousands, except percentages):

	Three months ended		Increase (decrease) from prior year
	September 30, 2021	September 30, 2020	$	%
Interest income	$924	$35	$889	2,540.0%
Interest expense	(3,893)	(6,889)	(2,996)	(43.5)%
Interest expense, net	$(2,969)	$(6,854)	$(3,885)	(56.7)%

	Nine months ended		Increase (decrease) from prior year
	September 30, 2021	September 30, 2020	$	%
Interest income	$3,668	$451	$3,217	713.3%
Interest expense	(15,504)	(16,100)	(596)	(3.7)%
Interest expense, net	$(11,836)	$(15,649)	$(3,813)	(24.4)%

Interest income in both the three and nine months ended September 30, 2021 was primarily due to the paid-in-kind interest on the Debentures, which was recorded as an increase to the fair value of the Debentures. Interest expense in the three and nine months ended September 30, 2021 was comprised of interest and debt issuance costs in connection with the 2020 Credit Facility (as defined below), including the write-off of $2.5 million of capitalized debt insurance costs in connection with the Third Amendment (as defined below), coupled with interest on finance leases.

Interest income in the three and nine months ended September 30, 2020 primarily represents interest earned on the outstanding note receivable arising from litigation that was settled in 2019. Interest expense in the three and nine months ended September 30, 2020 was comprised of interest and debt issuance costs in connection with the 2020 Credit Facility, interest on other borrowings and finance leases, and interest expense recorded in connection with the factoring of certain accounts receivable. Interest expense in the nine months ended September 30, 2020 also included the write-off of debt issuance costs in connection with the retirement of the 2019 Credit Facility, as well as the write-off of debt issuance costs related to the amendment of the 2020 Credit Facility.

Income Taxes. We recorded provisions for income taxes of $5.4 million and $1.4 million in the nine months ended September 30, 2021 and 2020, respectively. These amounts reflect our estimates of the effective rates expected to be applicable for the respective full fiscal years, adjusted for any discrete events, which are recorded in the period that they occur. These estimates are reevaluated each quarter based on our estimated tax rate for the full fiscal year. The estimated effective tax rate includes the impact of valuation allowances in various jurisdictions.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements that have or are reasonably likely to have a current or future material effect on our financial position, changes in financial position, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Liquidity and Capital Resources

Our condensed consolidated statements of cash flows are summarized as follows (in thousands):

	Nine months ended
	September 30, 2021	September 30, 2020	Change
Net loss	$(80,877)	$(35,169)	$(45,708)
Adjustments to reconcile net loss to cash flows provided by operating activities	143,460	73,826	69,634
Changes in operating assets and liabilities	(54,684)	26,591	(81,275)
Net cash provided by operating activities	$7,899	$65,248	$(57,349)
Net cash used in investing activities	$(11,335)	$(322,037)	$310,702
Net cash (used in) provided by financing activities	$(28,017)	$323,018	$(351,035)

Our cash and restricted cash aggregated $104 million at September 30, 2021 and $136 million at December 31, 2020. These amounts included cash and restricted cash aggregating $36 million at September 30, 2021 and $46 million at December 31, 2020 held by our non-U.S. subsidiaries. If we elected to repatriate all excess funds held by our non-U.S. subsidiaries as of September 30, 2021, we do not believe that the amounts of potential withholding taxes that would arise from the repatriation would have a material effect on our liquidity.

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

At September 30, 2021, we had an outstanding 2020 Term Loan balance of $380.5 million at an average interest rate of 2.9% and $5.9 million of letters of credit outstanding with an interest rate of 2.0%. We were in compliance with all covenants of the 2020 Credit Facility at both September 30, 2021 and December 31, 2020.

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

As a result of exposure to interest rate movements, during March 2020, we entered into an interest rate swap arrangement, which effectively converted our $400 million term loan with its variable interest rate based upon one-month LIBOR to an aggregate fixed rate of 0.904%, plus a leverage-based margin as defined in the 2020 Credit Facility. The notional amount of this swap as of September 30, 2021 was $400 million, and the swap matures on March 3, 2025, the same date the 2020 Credit Facility matures.

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

The effective portion of changes in the fair value of derivatives designated and that qualify as cash flow hedges is recorded in accumulated other comprehensive income (loss) in the condensed consolidated balance sheet and is subsequently reclassified into earnings in the period that the hedged forecasted transactions affect earnings. During the three and nine months ended September 30, 2021 and 2020, such a derivative was used to hedge the variable cash flows associated with the 2020 Credit Facility. Any ineffective portion of the change in fair value of the derivative would be recognized directly in earnings. However, during the three and nine months ended September 30, 2021 and 2020, we recorded no hedge ineffectiveness.

Amounts reported in accumulated other comprehensive income (loss) related to our derivative will be reclassified to interest expense as interest is accrued on our variable-rate debt. Based upon projected forward rates, we estimate as of September 30, 2021 that $3.2 million may be reclassified as an increase to interest expense over the next 12 months.

From time to time, we enter into uncommitted and unsecured short-term loans to finance exports in China. We did not have any such short-term loans outstanding at September 30, 2021 or December 31, 2020.

We use letters of credit, performance and bid bonds in the course of our business. At September 30, 2021, we had bank guarantees, performance and bid bonds under various uncommitted facilities (collectively, the "Guarantees") aggregating $24.8 million, and $5.9 million of letters of credit under the 2020 Credit Facility (the "Letters of Credit"). At December 31, 2020, we had Guarantees aggregating $27.0 million and $5.6 million of Letters of Credit. At September 30, 2021 and December 31, 2020, we had cash collateral of $2.5 million and $2.7 million, respectively, supporting the Guarantees, which are included in Restricted cash in our condensed consolidated balance sheets.

In the second quarter of 2019, our Board of Directors (the "Board") approved a stock repurchase program pursuant to which we could repurchase up to $75 million of the Company's common stock prior to April 18, 2021. Repurchases under the program could be made in the open market, in privately negotiated transactions or otherwise, with the amount and timing of repurchases depending on the market conditions and corporate discretion. This program did not obligate us to acquire any particular amount of common stock and the program could have been extended, modified, suspended or discontinued at any time at the Board's discretion. We did not repurchase any common stock in the three and nine months ended September 30, 2020 or in the period from January 1, 2021 though the expiration of the Repurchase Program on April 18, 2021. At December 31, 2020, we had $70.5 million remaining under the Repurchase Program for future repurchases. The Repurchase Program expired on April 18, 2021.

Cash Flows from Operating Activities

Our primary source of cash from operating activities has been from cash collections from our customers. We expect cash flows from operating activities to be affected by increases and decreases in sales volumes and timing of collections, and by purchases and shipments of inventory. Our primary uses of cash from operating activities have been for personnel costs and investment in our research and development and in our and sales and marketing, and general and administrative departments.

Cash provided by operating activities in the nine months ended September 30, 2021 was $7.9 million, resulting from our net non-cash adjustments of $143.5 million, which was offset by our net loss of $80.9 million and net cash used in changes in our operating assets and liabilities of $54.7 million. The net cash used in changes in our operating assets and liabilities was primarily attributable to a $58.7 million decrease in accrued expenses and other long-term liabilities and an $11.7 million decrease in deferred revenue. These amounts were offset by lower operating assets of $11.3 million, higher accounts payable of $2.2 million and $1.9 million of lower accounts receivable. The decrease in accrued expenses and other long-term liabilities was primarily due to the cash payments related to our employee cash bonus program, facilities, professional fees and royalties. Our lower accounts receivable and deferred revenue reflected typical mid-year seasonality.

Cash provided by operating activities in the nine months ended September 30, 2020 was $65.2 million, resulting from $73.8 million of net non-cash adjustments and $26.6 million of net changes in operating assets and liabilities. These amounts were partially offset by our $35.2 million net loss. The net cash provided by changes in our operating assets and liabilities was attributable to $42.5 million of lower accounts receivable, $36.4 million of lower operating assets, $10.1 million of higher accrued expenses and other long-term liabilities and $6.3 million of lower inventory. These amounts were partially offset by $54.5 million of lower accounts payable and $14.3 million of lower deferred revenue. Our lower accounts receivable and deferred revenue primarily reflected typical mid-year seasonality. The decrease in other operating assets was primarily due to the scheduled payments received in connection with the 2019 settlement of litigation. The increase in accrued expenses and other long-term liabilities was primarily due to the derivative liability we recorded in connection with our interest rate swap, which we entered into in the first quarter of 2020.

Cash Flows from Investing Activities

Our investing activities used $11 million of cash in the nine months ended September 30, 2021, comprised of $14 million to purchase property and equipment, partially offset by $3 million of proceeds from the sale of our QualiTech business, which operates compliance testing laboratories in Israel for reliability and standardization testing for the high-tech industry, including testing in medical equipment, military equipment and vehicles.

Our investing activities used $322 million of cash in the nine months ended September 30, 2020, comprised of $347 million of cash paid as cash consideration for ECI and $19 million of investments in property and equipment. These amounts were partially offset by $43 million of cash proceeds from the sale of land in connection with the ECI Acquisition.

Cash Flows from Financing Activities

Our financing activities used $28 million of cash in the nine months ended September 30, 2021. We received $75 million of proceeds from the incremental loan obtained in connection with the Third Amendment, which amount was used to consummate an open market purchase of all outstanding amounts under the Term B Loan. In addition, we used $14 million for the payment of tax withholding obligations related to the net share settlement of restricted stock awards upon vesting, $87 million of principal payments of term debt, including the $75 million payoff of the Term B Loan in connection with the Third Amendment, and $1 million each of payments of debt issuance costs and principal payments of finance leases.

Our financing activities provided $323 million of cash in the nine months ended September 30, 2020, primarily due to $479 million of proceeds from term debt, which was comprised of $400 million of proceeds from the 2020 Credit Facility, $75 million from Term Loan B under the Amended 2020 Credit Facility and $4 million of proceeds from short-term loans in China for the financing of certain export activities. These proceeds were partially offset by the repayment of the $75 million of debt that was extinguished in connection with the First Amendment, the repayment of $57 million outstanding under the 2019 Credit Facility (comprised of $8 million under the revolving credit facility and $49 million of long-term debt), the payment of $14 million of debt issuance costs in connection with the 2020 Credit Facility and the First Amendment, the repayment of principal aggregating $8 million related to the 2020 Credit Facility and short-term loans in China, and the payment of $1 million each of tax withholding obligations related to the net share settlement of restricted stock awards upon vesting and principal payments of finance leases. We both borrowed and repaid less than $1 million under our revolving line of credit such that we did not have any outstanding revolving borrowings at September 30, 2020.

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

Amounts reported in accumulated other comprehensive income (loss) related to our derivative will be reclassified to interest expense as interest is accrued on our variable-rate debt. The fair value of our derivative was a liability of $3.6 million at September 30, 2021. Based upon projected forward rates, we estimate as of September 30, 2021 that $3.2 million may be reclassified as an increase to interest expense over the next twelve months.

Item 4.    Controls and Procedures

Disclosure Controls and Procedures

Evaluation of Disclosure Controls and Procedures. Our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")) as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of September 30, 2021.

Changes in Internal Control over Financial Reporting. There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter ended September 30, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors

Our business faces significant risks and uncertainties, which may have a material adverse effect on our business prospects, financial condition and results of operations, and you should carefully consider them. There have been no material changes in the nine months ended September 30, 2021 to the risk factors described in Part I, Item 1A. of our Annual Report on Form 10-K for the year ended December 31, 2021, with the exception of the risk factor below.

Risks Related to Our Indebtedness and Accounting Matters

The value of the securities received in connection with the sale of our cloud-based enterprise communications service is based on the ongoing operations of the acquiring company and is volatile. Quarterly fluctuations in price could significantly impact our financial results.

In connection with our sale of the Kandy Communications Business to AVCT, we received 43,778 AVCT Units, with each AVCT Unit consisting of (i) $1,000 in principal amount of Debentures; and (ii) one Warrant. In the third quarter of 2021, the Debentures were converted, pursuant to their terms, into shares of AVCT common stock (the "AVCT Shares"). Since AVCT's common stock is publicly traded on NASDAQ, under U.S. GAAP ("GAAP"), we elected the fair value option to record our investment in AVCT, under which we value the AVCT Shares on our balance sheet based on the trading price of the AVCT common stock. Such trading price is also used to value the Warrants on an if-converted basis. We are also required under GAAP to revalue and mark to market the value of the AVCT Shares and Warrants on a quarterly basis, with any changes in value reflected on our statements of operations and, therefore, impacting our earnings. AVCT's stock price on NASDAQ has been volatile with the closing price ranging from $2.66 to $9.26 during the nine months ended September 30, 2021. As a result, our financial statements may reflect significant swings in the value of the AVCT Shares and Warrants held on our balance sheet, which could have a material impact on our financial results, even though such changes in value would not reflect our current operating business.

We continue to rely on AVCT for the provision of products and services to a number of customers we jointly share. AVCT reported that as of June 30, 2021 (the last period for which AVCT has reported financial results as of the date of this Quarterly Report on Form 10-Q), AVCT's current liabilities exceeded its current assets by approximately $16 million. AVCT has announced a number of initiatives designed to increase its liquidity, including a $5 million loan entered into in September 2021, a proposed public offering of its common stock, and the proposed divestiture of its Computer Technology Group. AVCT believes that cash from continuing operations, taken together with these initiatives, will be sufficient to continue to fund its operations. However, if such activities are not successful, AVCT may be required to take other actions that could materially negatively affect the value of our investment in AVCT. Disruptions in AVCT's operations could also result in claims by our customers for failure to satisfy contractual service requirements and/or require us to find alternative solutions in order to satisfy our customer obligations.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(c) Issuer Purchases of Equity Securities

The following table provides information with respect to the shares of common stock repurchased by us for the periods indicated:

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Approximate Dollar Value of Shares that May Yet be Purchased Under the Plans or Programs (3)
July 1, 2021 to July 31, 2021	35,366	$7.38	—	$—
August 1, 2021 to August 31, 2021	616	$7.11	—	$—
September 1, 2021 to September 30, 2021	263,143	$6.27	—	$—
Total	299,125	$6.40	—	$—

(1) Upon vesting of restricted stock awards, certain of our employees surrender to us a portion of the newly vested shares of common stock to satisfy the tax withholding obligations that arise in connection with such vesting. During the third quarter of 2021, 299,125 shares of restricted stock were returned to us by employees to satisfy tax withholding obligations arising in connection with vesting of restricted stock, which shares are included in this column.

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

Date: October 28, 2021	RIBBON COMMUNICATIONS INC.

By:	/s/ Miguel A. Lopez
Miguel A. Lopez Executive Vice President and Chief Financial Officer (Principal Financial Officer)