Form 10-Q
period 2022-06-30
Ribbon Communications Inc.
filed 2022-07-28
CIK 1708055

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2022
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act) ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒
As of July 22, 2022, there were 150,454,151 shares of the registrant's common stock, $0.0001 par value per share, outstanding.

RIBBON COMMUNICATIONS INC.
FORM 10-Q
QUARTERLY PERIOD ENDED JUNE 30, 2022

Cautionary Note Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q contains "forward-looking statements" within the meaning of the U.S. Private Securities Litigation Reform Act of 1995, which are subject to a number of risks and uncertainties. All statements other than statements of historical facts contained in this Quarterly Report on Form 10-Q, including statements regarding our future expenses, results of operations and financial position, integration activities, capital structure, credit facility compliance, restructuring activities, expected impacts from the war in Ukraine and the financial sanctions imposed in connection therewith, expected impacts of the ongoing COVID-19 pandemic, beliefs about our business strategy, availability of components for the manufacturing of our products, expected benefits from our acquisition of ECI Telecom Group Ltd. ("ECI") and the sale of our Kandy Communications business ("Kandy"), plans and objectives of management for future operations and manufacturing are forward-looking statements. Without limiting the foregoing, the words "anticipates", "believes", "could", "estimates", "expects", "intends", "may", "plans", "seeks" and other similar language, whether in the negative or affirmative, are intended to identify forward-looking statements, although not all forward-looking statements contain these identifying words. Forward-looking statements are based on our current expectations and assumptions regarding our business, the economy and other future conditions. Because forward-looking statements relate to the future, they are subject to inherent uncertainties, risks and changes in circumstances that are unknown and/or difficult to predict and that may cause our actual results, performance or achievements to be materially different from those expressed or implied by the forward-looking statements. Such risks and uncertainties include, but are not limited to, supply chain disruptions resulting from component availability and/or geopolitical instabilities and disputes (including those related to the war in Ukraine); risks related to the ongoing COVID-19 pandemic on the global economy and financial markets as well as us, our customers and suppliers, which may impact our sales, gross margin, customer demand and our ability to supply our products to our customers; failure to realize anticipated benefits of our acquisition of ECI; declines in the value of our ongoing investment in American Virtual Cloud Technologies, Inc. ("AVCT"), the purchaser of Kandy; unpredictable fluctuations in quarterly revenue and operating results; the impact on fluctuations of our EBITDA on compliance under our credit facility; risks related to cybersecurity and data intrusion; failure to compete successfully against telecommunications equipment and networking companies; failure to grow our customer base or generate recurring business from our existing customers; credit risks; the timing of customer purchasing decisions and our recognition of revenues; macroeconomic conditions, including inflation; the impact of restructuring and cost-containment activities; litigation; rapid technological and market change; our ability to protect our intellectual property rights and obtain necessary licenses; our ability to maintain partner, reseller, distribution and vendor support and supply relationships; the potential for defects in our products; risks related to the terms of our credit agreement; higher risks in international operations and markets; increases in tariffs, trade restrictions or taxes on our products; currency fluctuations; and/or failure or circumvention of our controls and procedures. We therefore caution you against relying on any of these forward-looking statements.

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

PART I FINANCIAL INFORMATION

Item 1. Financial Statements
RIBBON COMMUNICATIONS INC.
Condensed Consolidated Balance Sheets
(in thousands, except share and per share data)
(unaudited)

	June 30, 2022	December 31, 2021
Assets
Current assets:
Cash and cash equivalents	$36,227	$103,915
Restricted cash	2,037	2,570
Accounts receivable, net	258,116	282,917
Inventory	64,648	54,043
Other current assets	54,395	37,545
Total current assets	415,423	480,990
Property and equipment, net	48,504	47,685
Intangible assets, net	319,787	350,730
Goodwill	300,892	300,892
Investments	4,520	43,931
Deferred income taxes	56,961	47,287
Operating lease right-of-use assets	46,951	53,147
Other assets	37,636	23,075
	$1,230,674	$1,347,737
Liabilities and Stockholders' Equity
Current liabilities:
Current portion of term debt	$20,058	$20,058
Accounts payable	102,518	97,121
Accrued expenses and other	99,951	100,752
Operating lease liabilities	16,078	17,403
Deferred revenue	106,463	109,119
Total current liabilities	345,068	344,453
Long-term debt, net of current	315,264	350,217
Operating lease liabilities, net of current	48,052	55,196
Deferred revenue, net of current	19,584	20,619
Deferred income taxes	8,117	8,116
Other long-term liabilities	43,245	41,970
Total liabilities	779,330	820,571
Commitments and contingencies (Note 17)
Stockholders' equity:
Preferred stock, $0.01 par value per share; 10,000,000 shares authorized, none issued and outstanding	—	—
Common stock, $0.0001 par value per share; 240,000,000 shares authorized; 150,459,784 shares issued and outstanding at June 30, 2022; 148,895,308 shares issued and outstanding at December 31, 2021	15	15
Additional paid-in capital	1,881,942	1,875,234
Accumulated deficit	(1,455,816)	(1,355,661)
Accumulated other comprehensive income	25,203	7,578
Total stockholders' equity	451,344	527,166
	$1,230,674	$1,347,737

See notes to the unaudited condensed consolidated financial statements.

RIBBON COMMUNICATIONS INC.
Condensed Consolidated Statements of Operations
(in thousands, except per share data)
(unaudited)

	Three months ended		Six months ended
	June 30, 2022	June 30, 2021	June 30, 2022	June 30, 2021
Revenue:
Product	$112,667	$113,129	$194,657	$211,018
Service	93,129	98,081	184,337	192,964
Total revenue	205,796	211,210	378,994	403,982
Cost of revenue:
Product	58,151	46,641	109,360	91,086
Service	35,207	36,142	70,874	73,922
Amortization of acquired technology	7,888	9,700	16,155	19,761
Total cost of revenue	101,246	92,483	196,389	184,769
Gross profit	104,550	118,727	182,605	219,213
Operating expenses:
Research and development	51,103	46,797	103,793	94,207
Sales and marketing	35,843	34,881	73,462	72,099
General and administrative	12,901	12,734	25,763	28,287
Amortization of acquired intangible assets	7,513	7,481	14,788	13,243
Acquisition-, disposal- and integration-related	1,535	1,052	3,384	2,249
Restructuring and related	2,894	2,830	7,708	8,780
Total operating expenses	111,789	105,775	228,898	218,865
(Loss) income from operations	(7,239)	12,952	(46,293)	348
Interest expense, net	(4,602)	(3,048)	(8,603)	(8,867)
Other (expense) income, net	(10,228)	17,180	(39,028)	(8,268)
(Loss) income before income taxes	(22,069)	27,084	(93,924)	(16,787)
Income tax provision	(8,111)	(3,843)	(6,231)	(4,659)
Net (loss) income	$(30,180)	$23,241	$(100,155)	$(21,446)
(Loss) earnings per share:
Basic	$(0.20)	$0.16	$(0.67)	$(0.15)
Diluted	$(0.20)	$0.15	$(0.67)	$(0.15)
Weighted average shares used to compute (loss) earnings per share:
Basic	150,190	147,467	149,681	146,706
Diluted	150,190	154,160	149,681	146,706

See notes to the unaudited condensed consolidated financial statements.

RIBBON COMMUNICATIONS INC.
Condensed Consolidated Statements of Comprehensive (Loss) Income
(in thousands)
(unaudited)

	Three months ended		Six months ended
	June 30, 2022	June 30, 2021	June 30, 2022	June 30, 2021
Net (loss) income	$(30,180)	$23,241	$(100,155)	$(21,446)
Other comprehensive income (loss), net of tax:
Unrealized gain (loss) on interest rate swap	4,053	(205)	19,522	6,464
Foreign currency translation adjustments	(322)	(447)	(1,013)	(400)
Employee retirement benefits	(884)	—	(884)	—
Other comprehensive income (loss), net of tax	2,847	(652)	17,625	6,064
Comprehensive (loss) income, net of tax	$(27,333)	$22,589	$(82,530)	$(15,382)

See notes to the unaudited condensed consolidated financial statements.

RIBBON COMMUNICATIONS INC.
Condensed Consolidated Statements of Stockholders' Equity
(in thousands, except shares)
(unaudited)

Three months ended June 30, 2022
	Common stock
	Shares	Amount	Additional paid-in capital	Accumulated deficit	Accumulated other comprehensive income	Total stockholders' equity
Balance at April 1, 2022	150,111,958	$15	$1,877,677	$(1,425,636)	$22,356	$474,412
Vesting of restricted stock units	396,148					—
Shares of restricted stock returned to the Company under net share settlements to satisfy tax withholding obligations	(48,322)		(134)			(134)
Stock-based compensation expense			4,399			4,399
Other comprehensive income					2,847	2,847
Net loss				(30,180)		(30,180)
Balance at June 30, 2022	150,459,784	$15	$1,881,942	$(1,455,816)	$25,203	$451,344

Six months ended June 30, 2022
	Common stock
	Shares	Amount	Additional paid-in capital	Accumulated deficit	Accumulated other comprehensive income	Total stockholders' equity
Balance at January 1, 2022	148,895,308	$15	$1,875,234	$(1,355,661)	$7,578	$527,166
Exercise of stock options	355					—
Vesting of restricted stock units	2,007,138					—
Vesting of performance-based stock units	175,751					—
Shares of restricted stock returned to the Company under net share settlements to satisfy tax withholding obligations	(618,768)		(1,946)			(1,946)
Stock-based compensation expense			8,654			8,654
Other comprehensive income					17,625	17,625
Net loss				(100,155)		(100,155)
Balance at June 30, 2022	150,459,784	$15	$1,881,942	$(1,455,816)	$25,203	$451,344

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

RIBBON COMMUNICATIONS INC.
Condensed Consolidated Statements of Cash Flows
(in thousands)
(unaudited)

	Six months ended
	June 30, 2022	June 30, 2021
Cash flows from operating activities:
Net loss	$(100,155)	$(21,446)
Adjustments to reconcile net loss to cash flows (used in) provided by operating activities:
Depreciation and amortization of property and equipment	7,773	8,475
Amortization of intangible assets	30,943	33,004
Amortization of debt issuance costs	1,078	3,684
Stock-based compensation	8,654	9,850
Deferred income taxes	(9,900)	918
Gain on sale of business	—	(2,772)
Decrease in fair value of investments	39,411	9,171
Foreign currency exchange (gains) losses	(1,048)	2,013
Changes in operating assets and liabilities:
Accounts receivable	24,017	17,360
Inventory	(17,043)	(1,527)
Other operating assets	(319)	9,874
Accounts payable	4,090	(3,508)
Accrued expenses and other long-term liabilities	(8,196)	(57,739)
Deferred revenue	(3,692)	673
Net cash (used in) provided by operating activities	(24,387)	8,030
Cash flows from investing activities:
Purchases of property and equipment	(6,515)	(10,570)
Proceeds from sale of business	—	2,944
Net cash used in investing activities	(6,515)	(7,626)
Cash flows from financing activities:
Borrowings under revolving line of credit	20,000	—
Principal payments on revolving line of credit	(20,000)	—
Proceeds from issuance of term debt		74,625
Principal payments of term debt	(35,029)	(82,147)
Principal payments of finance leases	(341)	(507)
Payment of debt issuance costs	(1,046)	(789)
Proceeds from the exercise of stock options	—	24
Payment of tax withholding obligations related to net share settlements of restricted stock awards	(1,946)	(12,064)
Net cash used in financing activities	(38,362)	(20,858)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	1,043	(442)
Net decrease in cash, cash equivalents and restricted cash	(68,221)	(20,896)
Cash, cash equivalents and restricted cash, beginning of year	106,485	135,697
Cash, cash equivalents and restricted cash, end of period	$38,264	$114,801

Supplemental disclosure of cash flow information:
Interest paid	$7,833	$8,009
Income taxes paid	$5,955	$9,818
Income tax refunds received	$25	$974
Supplemental disclosure of non-cash investing activities:
Capital expenditures incurred, but not yet paid	$3,478	$2,090
Supplemental disclosure of non-cash financing activities:
Total fair value of restricted stock awards, restricted stock units and performance-based stock units on date vested	$6,608	$33,410

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

Reclassifications

In the fourth quarter of 2021, the Company reclassified amounts recorded for amortization of certain acquired intangible assets in prior presentations from Total operating expenses under the caption "Amortization of acquired intangible assets" to Cost of revenue under the caption "Amortization of acquired technology" in the condensed consolidated statements of operations. The Company's management believes this presentation aids in the comparability of its financial statements to industry peers. This reclassification did not impact the condensed consolidated balance sheets or statements of cash flows for any historical periods. The Company reports depreciation of property and equipment related to production activities as components of Cost of revenue. This reclassification for the three and six months ended June 30, 2021 was as follows (in thousands):

RIBBON COMMUNICATIONS INC.
Notes to Condensed Consolidated Financial Statements (Continued)
(unaudited)

	Three months ended June 30, 2021			Six months ended June 30, 2021
	Prior presentation	Amounts reclassified	Revised presentation	Prior presentation	Amounts reclassified	Revised presentation
Product revenue	$113,129		$113,129	$211,018		$211,018
Service revenue	98,081		98,081	192,964		192,964
Total revenue	211,210	—	211,210	403,982	—	403,982
Cost of revenue - product	46,641		46,641	91,086		91,086
Cost of revenue - service	36,142		36,142	73,922		73,922
Amortization of acquired technology	—	9,700	9,700	—	19,761	19,761
Total cost of revenue	82,783	9,700	92,483	165,008	19,761	184,769
Total gross profit	128,427	(9,700)	118,727	238,974	(19,761)	219,213
Research and development	46,797		46,797	94,207		94,207
Sales and marketing	34,881		34,881	72,099		72,099
General and administrative	12,734		12,734	28,287		28,287
Amortization of acquired intangible assets	17,181	(9,700)	7,481	33,004	(19,761)	13,243
Acquisition-, disposal- and integration-related	1,052		1,052	2,249		2,249
Restructuring and related	2,830		2,830	8,780		8,780
Total operating expenses	115,475	(9,700)	105,775	238,626	(19,761)	218,865
Income from operations	$12,952	$—	$12,952	$348	$—	$348

Significant Accounting Policies

The Company's significant accounting policies are disclosed in Note 2 to the Consolidated Financial Statements included in the Annual Report. There were no material changes to the significant accounting policies during the three months ended June 30, 2022.

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

The Company had $2.0 million and $2.6 million of restricted cash as of June 30, 2022 and December 31, 2021, respectively, representing restricted short-term bank deposits pledged to secure certain performance and financial bonds as security for the Company's obligations under tenders, contracts and to one of its main subcontractors.

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

Information regarding the Company's factoring of its financial assets for the three and six months ended June 30, 2022 and 2021 is as follows (in thousands):

	Three months ended		Six months ended
	June 30, 2022	June 30, 2021	June 30, 2022	June 30, 2021
Accounts receivable sold	$22,747	$32,329	$40,714	$63,647
Less factoring fees	(323)	$(192)	(476)	(401)
Net cash proceeds	$22,424	$32,137	$40,238	$63,246

Going Concern Assessment and Management Plans

The accompanying condensed consolidated financial statements are prepared in accordance with GAAP applicable to a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.

Under the 2020 Credit Facility (as defined in Note 9), the Company is required to maintain compliance with certain financial covenants (see Note 9). As of June 30, 2022, the Company was in compliance with its financial covenants. Due to the impact of market conditions, including supply chain disruptions, higher costs, and other geopolitical instabilities and disputes, the Company projects it may not maintain compliance with its financial covenants under the 2020 Credit Facility, as amended, for the quarter ended September 30, 2022. Failure to remain in compliance would be an event of default that would permit the Lenders (as defined in Note 9) to accelerate the maturity of the 2020 Credit Facility. As of the date of the issuance of these condensed consolidated financial statements, the Company does not have sufficient cash on hand or available liquidity to repay the outstanding balance of $340.5 million as of June 30, 2022 in the event the debt was accelerated.

Management plans to avoid any potential event of default include raising additional cash that would allow the Company to pay down debt in order to remain in compliance with its financial covenants. In addition, the Company has the ability to sell its derivative financial instrument, which had an aggregate fair market value of $21 million as of June 30, 2022. Lastly, the Company would evaluate the timing of its capital spending and extension of its payment terms with vendors as needed.

The Company believes its plans are probable of being successfully implemented, which along with its available cash on hand and liquidity from the factoring of receivables, will result in adequate cash to allow the Company to pay down debt to meet its financial covenant requirements.

RIBBON COMMUNICATIONS INC.
Notes to Condensed Consolidated Financial Statements (Continued)
(unaudited)

Recent Accounting Pronouncements

In March 2022, the FASB issued ASU 2022-02, Financial Instruments – Credit Losses (Topic 326): Troubled Debt Restructurings and Vintage Disclosures (“ASU 2022-02”), which eliminates the accounting guidance on troubled debt restructurings (TDRs) for creditors in ASC 310, Receivables (Topic 310), and requires entities to provide disclosures about current period gross write-offs by year of origination. Also, ASU 2022-02 updates the requirements related to accounting for credit losses under ASC 326, Financial Instruments – Credit Losses (Topic 326), and adds enhanced disclosures for creditors with respect to loan refinancings and restructurings for borrowers experiencing financial difficulty. ASU 2022-02 is effective for the Company January 1, 2023, with early adoption permitted. The Company believes that the adoption of ASU 2022-02 will not have a material impact on its consolidated financial statements upon adoption.

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

The calculations of shares used to compute diluted earnings (loss) per share were as follows (in thousands):

	Three months ended		Six months ended
	June 30, 2022	June 30, 2021	June 30, 2022	June 30, 2021
Weighted average shares outstanding - basic	150,190	147,467	149,681	146,706
Potential dilutive common shares	—	6,693	—	—
Weighted average shares outstanding - diluted	150,190	154,160	149,681	146,706

Options to purchase the Company's common stock and unvested restricted and performance-based stock units aggregating

RIBBON COMMUNICATIONS INC.
Notes to Condensed Consolidated Financial Statements (Continued)
(unaudited)
15.4 million shares have not been included in the computation of loss per share for the three and six months ended June 30, 2022 because their effect would have been antidilutive. Options to purchase the Company's common stock aggregating 0.1 million shares have not been included in the computation of diluted earnings per share for the three months ended June 30, 2021 because their effect would have been antidilutive. Options to purchase the Company's common stock and unvested restricted and performance-based stock awards and stock units aggregating 12.1 million shares have not been included in the computation of diluted loss per share for the six months ended June 30, 2021 because their effect would have been antidilutive.

(3) INVENTORY

Inventory at June 30, 2022 and December 31, 2021 consisted of the following (in thousands):

	June 30, 2022	December 31, 2021
On-hand final assemblies and finished goods inventories	$72,954	$57,360
Deferred cost of goods sold	2,055	1,474
	75,009	58,834
Less noncurrent portion (included in other assets)	(10,361)	(4,791)
Current portion	$64,648	$54,043

(4) INTANGIBLE ASSETS AND GOODWILL

The Company's intangible assets at June 30, 2022 and December 31, 2021 consisted of the following (in thousands):

June 30, 2022	Weighted average amortization period (years)	Cost	Accumulated amortization	Net carrying value
In-process research and development	*	$34,000		$34,000
Developed technology	7.93	306,380	197,548	108,832
Customer relationships	11.86	268,140	91,949	176,191
Trade names	3.88	5,000	4,236	764
Internal use software	3.00	730	730	—
	9.17	$614,250	$294,463	$319,787

December 31, 2021	Weighted average amortization period (years)	Cost	Accumulated amortization	Net carrying value
In-process research and development	*	$34,000	$—	$34,000
Developed technology	7.93	306,380	181,393	124,987
Customer relationships	11.86	268,140	77,653	190,487
Trade names	3.88	5,000	3,744	1,256
Internal use software	3.00	730	730	—
	9.17	$614,250	$263,520	$350,730

* An in-process research and development intangible asset has an indefinite life until the product is generally available, at which time such asset is typically reclassified to developed technology.

RIBBON COMMUNICATIONS INC.
Notes to Condensed Consolidated Financial Statements (Continued)
(unaudited)
Estimated future amortization expense for the Company's intangible assets at June 30, 2022 was as follows (in thousands):

Years ending December 31,
Remainder of 2022	$29,506
2023	53,966
2024	46,899
2025	40,338
2026	36,489
2027	31,634
Thereafter	80,955
$319,787

There were no changes to the carrying value of the Company's goodwill in the six months ended June 30, 2022 and 2021. The components of goodwill at June 30, 2022 and 2021 were as follows (in thousands):

	Cloud and Edge	IP Optical Networks	Total
Balance at June 30, 2022
Goodwill	$392,302	$191,996	$584,298
Accumulated impairment losses	(167,406)	(116,000)	(283,406)
	$224,896	$75,996	$300,892
Balance at June 30, 2021
Goodwill	$392,302	$191,996	$584,298
Accumulated impairment losses	(167,406)	—	(167,406)
	$224,896	$191,996	$416,892

(5) INVESTMENTS AND FAIR VALUE HIERARCHY

The Company received debentures and warrants as sale consideration in connection with the sale of its Kandy Communications Business on December 1, 2020 to American Virtual Cloud Technologies, Inc. ("AVCT"). The debentures bore interest at a rate of 10% per annum (the "Debentures"), which was added to the principal amount of the Debentures. The Company recorded $1.2 million and $2.7 million of interest income in the three and six months ended June 30, 2021, which was added to the principal amount of the Debentures, and which is included in Interest expense, net, in the condensed consolidated statement of operations. On September 8, 2021 (the "Debenture Conversion Date"), the debentures were converted into 13,700,421 shares of AVCT common stock (the "Debenture Shares"). The warrants entitle the Company to purchase 4,377,800 shares of AVCT common stock at an exercise price of $0.01 per share, and expire on December 1, 2025 (the "Warrants"). The Company had not exercised any of the Warrants as of June 30, 2022. The Company's investment in AVCT (the "AVCT Investment") is comprised of the debentures and Warrants for periods prior to the Debenture Conversion Date and the Debenture Shares and Warrants for periods subsequent to the Debenture Conversion Date. The Company is recording the AVCT Investment at fair value, with changes in fair value recorded as a component of Other (expense) income, net, in the condensed consolidated statements of operations.

The fair values of the AVCT Investment, which are reported as Investments in the Company's condensed consolidated balance sheets, were $4.5 million and $43.9 million at June 30, 2022 and December 31, 2021, respectively. The Company recorded losses of $12.4 million and $39.4 million in the three and six months ended June 30, 2022, respectively, representing the change in the fair value of the AVCT Investment. The Company recorded a gain of $12.1 million and a loss of $11.8 million in the three and six months ended June 30, 2021, respectively, representing the change in the fair value of the AVCT Investment, which loss was partially offset by the paid-in-kind interest income described above. The AVCT Investment is classified as a Level 1 fair value measurement at both June 30, 2022 and December 31, 2021.

The Company evaluated the nature of its investment in AVCT at June 30, 2022 and December 31, 2021, and determined that it represented an equity interest on a diluted basis of approximately 9% and 15%, respectively. The Company determined

RIBBON COMMUNICATIONS INC.
Notes to Condensed Consolidated Financial Statements (Continued)
(unaudited)
that it is not the primary beneficiary of AVCT as it does not have the power to direct the activities that most significantly impact the AVCT Investment's economic performance, and therefore concluded that it had neither significant influence nor a controlling interest arising from the AVCT Investment that would require consolidation as of June 30, 2022 or December 31, 2021.

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

(6) ACCRUED EXPENSES AND OTHER
Accrued expenses at June 30, 2022 and December 31, 2021 consisted of the following (in thousands):

	June 30, 2022	December 31, 2021
Employee compensation and related costs	$31,323	$38,040
Professional fees	17,635	14,365
Other	50,993	48,347
	$99,951	$100,752

(7) WARRANTY ACCRUALS

The changes in the Company's accrual balance in the six months ended June 30, 2022 were as follows (in thousands):

Balance at January 1, 2022	$13,120
Current period provisions	2,676
Settlements	(2,838)
Balance at June 30, 2022	$12,958

(8) RESTRUCTURING AND FACILITIES CONSOLIDATION INITIATIVES

The Company recorded restructuring and related expense aggregating $2.9 million and $2.8 million in the three months ended June 30, 2022 and 2021, respectively, and $7.7 million and $8.8 million in the six months ended June 30, 2022 and 2021, respectively. Restructuring and related expense includes restructuring expense (primarily severance and related costs), estimated future variable lease costs for vacated properties with no intent or ability of sublease, and accelerated rent

RIBBON COMMUNICATIONS INC.
Notes to Condensed Consolidated Financial Statements (Continued)
(unaudited)
amortization expense.

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

Restructuring and related expense for the three and six months ended June 30, 2022 and 2021 was comprised of the following (in thousands):

	Three months ended		Six months ended
	June 30, 2022	June 30, 2021	June 30, 2022	June 30, 2021
Severance and related costs	$859	$1,926	$4,981	$2,595
Variable and other facilities-related costs	1,072	$904	1,764	2,817
Accelerated amortization of lease assets due to cease-use	963	$—	963	3,368
	$2,894	$2,830	$7,708	$8,780

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

The Company recorded restructuring and related expense of $2.9 million and $7.1 million in the three and six months ended June 30, 2022, respectively, in connection with the 2022 Restructuring Plan. The amount for the three months ended June 30, 2022 was comprised of $1.1 million for variable and other facilities-related costs, $1.0 million for accelerated amortization of lease assets no longer being used with no ability or intent to sublease, and $0.8 million for severance and related costs for approximately 10 employees. The amount for the six months ended June 30, 2022 was comprised of $5.0 million for severance and related costs for approximately 60 employees, $1.1 million for variable and other facilities-related costs and $1.0 million for accelerated amortization of lease assets no longer being used with no ability or intent to sublease. A summary of the 2022 Restructuring Plan accrual activity for the six months ended June 30, 2022 is as follows (in thousands):

RIBBON COMMUNICATIONS INC.
Notes to Condensed Consolidated Financial Statements (Continued)
(unaudited)

	Balance at January 1, 2022	Initiatives charged to expense	Cash payments	Net transfer to operating lease liability accounts exchange	Balance at June 30, 2022
Severance	$—	$5,037	$(1,810)	$—	$3,227
Variable and other facilities-related costs	—	1,072	(728)	—	344
Accelerated amortization of lease assets due to cease-use	—	963	—	(963)	—
	$—	$7,072	$(2,538)	$(963)	$3,571

Balance Sheet Classification

The current portions of accrued restructuring are included as a component of Accrued expenses and the long-term portions of accrued restructuring are included as a component of Other long-term liabilities in the condensed consolidated balance sheets. The long-term portions of accrued restructuring relate to facilities and totaled $1.7 million at June 30, 2022 and $1.6 million at December 31, 2021.

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

RIBBON COMMUNICATIONS INC.
Notes to Condensed Consolidated Financial Statements (Continued)
(unaudited)
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

On March 10, 2022, the Borrower entered into a Fourth Amendment to the 2020 Credit Facility (the "Fourth Amendment") to increase the Maximum Consolidated Net Leverage Ratio (as defined in the 2020 Credit Facility) to 4.25:1.00 for the first quarter of 2022 and 4.50:1.00 for the second quarter of 2022, with reductions in subsequent quarters through the third quarter of 2023, when the ratio will be fixed at 3.00:1.00. In connection with the Fourth Amendment, the Company made a $15.0 million prepayment that was applied to the final payment due on the maturity date. Subsequent to the Fourth Amendment, the Company was required to make quarterly principal payments on the 2020 Term Loan aggregating approximately $20 million per year for the next two years and $30 million in the following year, with the final payment approximating $285 million due on the maturity date.

On June 30, 2022, the Borrower entered into a Fifth Amendment to the 2020 Credit Facility (the "Fifth Amendment") to increase the Maximum Consolidated Net Leverage Ratio (as defined in the 2020 Credit Facility) to 5.25:1.00 for the second quarter of 2022, 5.00:1.00 for the third quarter of 2022, and 4.75:1.00 for the fourth quarter of 2022. Also, the Fifth Amendment reduced the minimum Consolidated Fixed Charge Coverage Ratio (as defined in the 2020 Credit Facility) to 1.10:1.00 for the second, third and fourth quarters of 2022 and increased the maximum rate at which loans bear interest if the Company's Consolidated Net Leverage Ratio for any quarter is greater than 4.50:1.00. Specifically, pursuant to the Fifth Amendment, loans incurred under the Senior Secured Credit Facilities bear interest, at the Borrower’s option, at either LIBOR plus a margin ranging from 1.50% to 4.50% per year, or the base rate (the highest of the Federal Funds Effective Rate (as defined in the Credit Agreement) plus 0.50%, or the prime rate announced from time to time in The Wall Street Journal) plus a margin ranging from 0.50% to 3.50% per year (such margins being referred to as the “Applicable Margin”). In addition, the Fifth Amendment allows the Company to incur junior secured or unsecured debt in an amount no less than $50 million, subject to certain conditions, including the requirement that 50% of the aggregate amount of such incurred debt (net of certain costs, fees and other amounts) must be applied to prepay the Senior Secured Credit Facilities, and compliance with certain leverage ratio-based covenant exceptions. In connection with the Fifth Amendment, the Company made a $10.0 million voluntary prepayment that was applied to the final payment due on the maturity date. Subsequent to the Fifth Amendment, the Company is required to make quarterly principal payments on the 2020 Term Loan aggregating approximately $5.0 million per quarter through March 31, 2024 and $10.0 million in each of the three quarters thereafter, with the final payment approximating $275 million due on the maturity date in March 2025.

At June 30, 2022, the Company had an outstanding balance under the 2020 Term Loan of $340.5 million at an average interest rate of 4.4% and $4.3 million of letters of credit outstanding with an interest rate of 3.5%. At December 31, 2021, the Company had an outstanding 2020 Term Loan balance of $375.5 million at an average interest rate of 3.4% and $4.3 million of letters of credit outstanding with an interest rate of 2.5%. The Company was in compliance with all covenants of the 2020 Credit Facility at both June 30, 2022 and December 31, 2021.

RIBBON COMMUNICATIONS INC.
Notes to Condensed Consolidated Financial Statements (Continued)
(unaudited)
Letters of Credit and Performance and Bid Bonds

The Company uses letters of credit and performance and bid bonds in the course of its business. At June 30, 2022, the Company had letters of credit, bank guarantees, and performance and bid bonds outstanding (collectively, "Guarantees") aggregating $25.4 million, comprised of the $4.3 million of letters of credit under the 2020 Credit Facility described above (the "Letters of Credit") and $21.1 million of bank guarantees and performance and bid bonds (collectively, the "Other Guarantees") under various uncommitted facilities. At December 31, 2021, the Company had Guarantees aggregating $30.1 million, comprised of the $4.3 million of Letters of Credit noted above and $25.8 million of Other Guarantees. At June 30, 2022 and December 31, 2021, the Company had cash collateral of $2.0 million and $2.6 million, respectively, supporting the Guarantees, which is reported as Restricted cash in the condensed consolidated balance sheets.

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

Cash Flow Hedge of Interest Rate Risk

The 2020 Term Loan Facility had outstanding balances of $340.5 million and $375.5 million at June 30, 2022 and December 31, 2021, respectively. The 2020 Revolving Credit Facility was undrawn at both June 30, 2022 and December 31, 2021. Borrowings under the 2020 Credit Facility have variable interest rates based on LIBOR (see Note 9). As a result of exposure to interest rate movements, during March 2020, the Company entered into an interest rate swap arrangement, which effectively converted its $400 million term loan with its variable interest rate based upon one-month LIBOR to an aggregate fixed rate of 0.904%, plus a leverage-based margin as defined in the 2020 Credit Facility. The notional amount of this swap at June 30, 2022 was $400 million, and the swap matures on March 3, 2025, the same date the 2020 Credit Facility matures.

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

The effective portion of changes in the fair value of designated derivatives that qualify as cash flow hedges is recorded in accumulated other comprehensive income in the condensed consolidated balance sheet and is subsequently reclassified into earnings in the period that the hedged forecasted transactions affect earnings. During the three and six months ended June 30, 2022 and 2021, such a derivative was used to hedge the variable cash flows associated with the outstanding borrowings under

RIBBON COMMUNICATIONS INC.
Notes to Condensed Consolidated Financial Statements (Continued)
(unaudited)
the 2020 Credit Facility and the Company has accounted for this derivative as an effective hedge. Any ineffective portion of the change in the fair value of the derivative would be recognized directly in earnings.

Amounts reported in accumulated other comprehensive income related to the Company's derivative are reclassified to interest expense as interest is accrued on the Company’s variable-rate debt. Based upon projected forward rates, the Company estimates as of June 30, 2022 that $8.0 million may be reclassified as a decrease to interest expense over the next twelve months.

The impact of the Company’s derivative financial instrument on its condensed consolidated statements of comprehensive (loss) income for the three and six months ended June 30, 2022 and 2021 was as follows (in thousands):

	Three months ended		Six months ended
	June 30, 2022	June 30, 2021	June 30, 2022	June 30, 2021
Gain (loss) recognized in other comprehensive income (loss) on derivative (effective portion)	$3,916	$(1,015)	$18,629	$4,875
Amount reclassified from accumulated other comprehensive income (loss) to interest expense (effective portion)	137	810	893	1,589
	$4,053	$(205)	$19,522	$6,464

The fair values and locations in the condensed consolidated balance sheets at June 30, 2022 and December 31, 2021 of the Company's derivative assets (liabilities) designated as a hedging instrument were as follows (in thousands):

	Balance sheet location	June 30, 2022	December 31, 2021
Interest rate derivative - asset derivative	Other current assets	$8,032	$—
Interest rate derivative - asset derivative	Other assets	13,301	3,865
Interest rate derivative - liability derivative	Accrued expenses and other	—	(2,054)
		$21,333	$1,811

The Company has classified the interest rate derivative aggregating $21.3 million and $1.8 million at June 30, 2022 and December 31, 2021, respectively, as Level 2 fair value measurements within the fair value hierarchy (see Note 5).

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

Disaggregation of Revenue

The Company disaggregates its revenue from contracts with customers based on the nature of the products and services and the geographic regions in which each customer is domiciled. The Company's revenue for the three and six months ended June 30, 2022 and 2021 was disaggregated as follows:

RIBBON COMMUNICATIONS INC.
Notes to Condensed Consolidated Financial Statements (Continued)
(unaudited)

Three months ended June 30, 2022	Product revenue	Service revenue (maintenance)	Service revenue (professional services)	Total revenue
United States	$53,743	$33,046	$11,360	$98,149
Europe, Middle East and Africa	28,528	18,700	6,545	53,773
Asia Pacific	23,004	9,371	4,158	36,533
Other	7,392	8,341	1,608	17,341
	$112,667	$69,458	$23,671	$205,796

Three months ended June 30, 2021	Product revenue	Service revenue (maintenance)	Service revenue (professional services)	Total revenue
United States	$56,128	$32,816	$11,590	$100,534
Europe, Middle East and Africa	31,309	20,739	7,741	59,789
Asia Pacific	19,045	10,837	3,868	33,750
Other	6,647	8,045	2,445	17,137
	$113,129	$72,437	$25,644	$211,210

Six months ended June 30, 2022	Product revenue	Service revenue (maintenance)	Service revenue (professional services)	Total revenue
United States	$85,683	$66,110	$22,005	$173,798
Europe, Middle East and Africa	52,938	36,442	13,356	102,736
Asia Pacific	45,394	19,796	7,605	72,795
Other	10,642	15,715	3,308	29,665
	$194,657	$138,063	$46,274	$378,994

Six months ended June 30, 2021	Product revenue	Service revenue (maintenance)	Service revenue (professional services)	Total revenue
United States	$92,940	$64,422	$22,752	$180,114
Europe, Middle East and Africa	59,517	40,394	14,651	114,562
Asia Pacific	44,627	20,585	9,671	74,883
Other	13,934	15,741	4,748	34,423
	$211,018	$141,142	$51,822	$403,982

The Company's product revenue from indirect sales through its channel partner program and from its direct sales program for the three and six months ended June 30, 2022 and 2021 was as follows (in thousands):

	Three months ended		Six months ended
	June 30, 2022	June 30, 2021	June 30, 2022	June 30, 2021
Indirect sales through channel partner program	$28,453	$27,114	$51,953	$47,277
Direct sales	84,214	86,015	142,704	163,741
	$112,667	$113,129	$194,657	$211,018

The Company's product revenue from sales to enterprise customers and from sales to service provider customers for the three and six months ended June 30, 2022 and 2021 was as follows (in thousands):

RIBBON COMMUNICATIONS INC.
Notes to Condensed Consolidated Financial Statements (Continued)
(unaudited)

	Three months ended		Six months ended
	June 30, 2022	June 30, 2021	June 30, 2022	June 30, 2021
Sales to enterprise customers	$22,837	$24,522	$44,920	$47,190
Sales to service provider customers	89,830	88,607	149,737	163,828
	$112,667	$113,129	$194,657	$211,018

The Company's product revenue and service revenue components by segment for the three and six months ended June 30, 2022 and 2021 were as follows (in thousands):

	Three months ended		Six months ended
	June 30, 2022	June 30, 2021	June 30, 2022	June 30, 2021
Product revenue:
Cloud and Edge	$64,125	$64,361	$101,760	$114,513
IP Optical Networks	48,542	48,768	92,897	96,505
Total product revenue	$112,667	$113,129	$194,657	$211,018

Service revenue:
Maintenance:
Cloud and Edge	$55,179	$57,986	$110,209	$112,659
IP Optical Networks	14,279	14,451	27,854	28,483
Total maintenance revenue	69,458	72,437	138,063	141,142
Professional services:
Cloud and Edge	17,776	19,074	34,917	39,671
IP Optical Networks	5,895	6,570	11,357	12,151
Total professional services revenue	23,671	25,644	46,274	51,822
Total service revenue	$93,129	$98,081	$184,337	$192,964

Revenue Contract Balances

The timing of revenue recognition, billings and cash collections results in billed accounts receivable; unbilled receivables, which are contract assets; and customer advances and deposits, which are contract liabilities, in the Company's condensed consolidated balance sheets. Amounts are billed as work progresses in accordance with agreed-upon contractual terms, either at periodic intervals or upon achievement of contractual milestones. Completion of services and billing may occur subsequent to revenue recognition, resulting in contract assets. The Company may receive advances or deposits from its customers before revenue is recognized, resulting in contract liabilities that are classified as deferred revenue. These assets and liabilities are reported in the Company's condensed consolidated balance sheets on a contract-by-contract basis as of the end of each reporting period. Changes in the contract asset and liability balances during the three months ended June 30, 2022 were not materially impacted by any factors other than billing and revenue recognition. Nearly all of the Company's deferred revenue balance is related to services revenue, primarily customer support contracts. Unbilled receivables stem primarily from engagements where services have been performed; however, billing cannot occur until services are completed.

In some arrangements, the Company allows customers to pay for term-based software licenses and products over the term of the software license. The Company also sells SaaS-based software under subscription arrangements, with payment terms over the term of the SaaS agreement. Amounts recognized as revenue in excess of amounts billed are recorded as unbilled receivables. Unbilled receivables that are anticipated to be invoiced in the next twelve months are included in Accounts receivable on the Company's condensed consolidated balance sheets. The changes in the Company's accounts receivable, unbilled receivables and deferred revenue balances for the six months ended June 30, 2022 were as follows (in thousands):

RIBBON COMMUNICATIONS INC.
Notes to Condensed Consolidated Financial Statements (Continued)
(unaudited)

	Accounts receivable	Unbilled accounts receivable	Deferred revenue (current)	Deferred revenue (long-term)
Balance at January 1, 2022	$208,972	$73,945	$109,119	$20,619
Increase (decrease), net	(35,994)	11,193	(2,656)	(1,035)
Balance at June 30, 2022	$172,978	$85,138	$106,463	$19,584

The Company recognized approximately $66 million of revenue in the six months ended June 30, 2022 that was recorded as deferred revenue at December 31, 2021 and approximately $60 million of revenue in the six months ended June 30, 2021 that was recorded as deferred revenue at December 31, 2020. Of the Company's deferred revenue reported as long-term in its condensed consolidated balance sheet at June 30, 2022, the Company expects that approximately $8 million will be recognized as revenue in 2023, approximately $9 million will be recognized as revenue in 2024 and approximately $3 million will be recognized as revenue in 2025 and beyond.

All freight-related customer invoicing is recorded as revenue, while the shipping and handling costs that occur after control of the promised goods or services transfer to the customer are reported as fulfillment costs, a component of Cost of revenue - product in the Company's condensed consolidated statements of operations.

Deferred Commissions Cost

Sales commissions earned by the Company's employees are considered incremental and recoverable costs of obtaining a contract with a customer. Expense related to commission payments has been deferred on our condensed consolidated balance sheet and is being amortized over the expected life of the customer contract, which averages five years. The current and long-term portions of deferred commission expense are included as components of Other current assets and Other assets, respectively. At both June 30, 2022 and December 31, 2021, the Company had $3.8 million of deferred sales commissions capitalized.

RIBBON COMMUNICATIONS INC.
Notes to Condensed Consolidated Financial Statements (Continued)
(unaudited)
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

The tables below provide information regarding revenue, adjusted gross profit, and depreciation expense by reportable segment for the three and six months ended June 30, 2022 and 2021 (in thousands):

	Three months ended		Six months ended
	June 30, 2022	June 30, 2021	June 30, 2022	June 30, 2021
Segment revenue:
Cloud and Edge	$137,080	$141,421	$246,886	$266,843
IP Optical Networks	68,716	69,789	132,108	137,139
Revenue	$205,796	$211,210	$378,994	$403,982

RIBBON COMMUNICATIONS INC.
Notes to Condensed Consolidated Financial Statements (Continued)
(unaudited)

	Three months ended		Six months ended
	June 30, 2022	June 30, 2021	June 30, 2022	June 30, 2021
Segment adjusted gross profit:
Cloud and Edge	$93,379	$95,837	$161,672	$180,172
IP Optical Networks	19,660	33,152	38,269	59,626
Total segment adjusted gross profit	113,039	128,989	199,941	239,798
Stock-based compensation expense	(601)	(562)	(1,181)	(824)
Amortization of acquired technology	(7,888)	(9,700)	(16,155)	(19,761)
Gross profit	$104,550	$118,727	$182,605	$219,213

	Three months ended		Six months ended
	June 30, 2022	June 30, 2021	June 30, 2022	June 30, 2021
Segment depreciation expense:
Cloud and Edge	$2,685	$3,142	$5,400	$6,279
IP Optical Networks	1,203	1,107	2,373	2,196
Depreciation expense	$3,888	$4,249	$7,773	$8,475

(13) MAJOR CUSTOMERS

The following customer contributed 10% or more of the Company's revenue in the three and six months ended June 30, 2022 and 2021:

	Three months ended		Six months ended
	June 30, 2022	June 30, 2021	June 30, 2022	June 30, 2021
Verizon Communications Inc.	20%	17%	17%	16%

At June 30, 2022, one customer accounted for 10% or more of the Company's accounts receivable balance, representing approximately 17% of total accounts receivable. At December 31, 2021, one customer accounted for 10% or more of the Company's accounts receivable balance, representing approximately 15% of total accounts receivable. The Company performs ongoing credit evaluations of its customers and generally does not require collateral on accounts receivable, although in some instances the Company may require letters of credit to support customer outstanding accounts receivable balances. The Company maintains an allowance for doubtful accounts and such losses have been within management's expectations.

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

At the Company's annual meeting of stockholders held on May 25, 2022, the Company's stockholders approved an amendment to the 2019 Plan to increase the number of shares of the Company's common stock authorized for issuance under the 2019 Plan by 10.0 million shares.

RIBBON COMMUNICATIONS INC.
Notes to Condensed Consolidated Financial Statements (Continued)
(unaudited)
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

Each year, beginning in 2019 and continuing through 2022, the Company has granted certain of its executives (the "2022 PSUs", "2021 PSUs", "2020 PSUs" and "2019 PSUs", respectively), of which 60% of each executive's PSU grant had both performance and service conditions (the "Performance PSUs") and 40% had both market and service conditions (the "Market PSUs"). The 2019 PSUs earned were released on March 15, 2022; these releases are included in the table below.

Each executive's Performance PSU grant is comprised of three consecutive fiscal year performance periods beginning in the year of grant (each, a "Fiscal Year Performance Period"), with one-third of the Performance PSUs attributable to each Fiscal Year Performance Period. The number of shares that will vest for each Fiscal Year Performance Period, if any, will be based on the achievement of certain metrics related to the Company's financial performance for the applicable year on a standalone basis (each, a "Fiscal Year Performance Condition"). The Company's achievement of the goals for each Fiscal Year Performance Condition (and the number of shares of Company common stock to vest as a result thereof) are being measured on a linear sliding scale in relation to specific threshold, target and stretch performance conditions, with any shares earned vesting in the first quarter of the fiscal year following the third Performance Period of the grant, pending each executive's continued employment with the Company through that date. The number of shares of common stock underlying the Performance PSUs that can be earned will in no event exceed 200% of the Performance PSUs. Shares subject to the Performance PSUs that fail to be earned will be forfeited.

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

RIBBON COMMUNICATIONS INC.
Notes to Condensed Consolidated Financial Statements (Continued)
(unaudited)
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

Stock Options

The activity related to the Company's outstanding stock options for the six months ended June 30, 2022 was as follows:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value (in thousands)
Outstanding at January 1, 2022	184,169	$13.25
Exercised	(355)	$1.95
Expired	(7,804)	$17.00
Outstanding at June 30, 2022	176,010	$13.11	2.13	$48
Vested or expected to vest at June 30, 2022	176,010	$13.11	2.13	$48
Exercisable at June 30, 2022	176,010	$13.11	2.13	$48

Both the total intrinsic value of options exercised and cash received in connection with those exercises was nominal in the three and six months ended June 30, 2022.

Restricted Stock Units

The activity related to the Company's RSUs for the six months ended June 30, 2022 was as follows:

	Shares	Weighted Average Grant Date Fair Value
Unvested balance at January 1, 2022	5,389,611	$6.19
Granted	5,602,733	$3.12
Vested	(2,007,138)	$6.21
Forfeited	(449,298)	$5.13
Unvested balance at June 30, 2022	8,535,908	$4.23

The total grant date fair value of shares of restricted stock underlying RSUs that vested during the six months ended June 30, 2022 was $12.5 million.

RIBBON COMMUNICATIONS INC.
Notes to Condensed Consolidated Financial Statements (Continued)
(unaudited)

Performance-Based Stock Units

The activity related to the Company's PSUs for the six months ended June 30, 2022 was as follows:

	Shares	Weighted Average Grant Date Fair Value
Unvested balance at January 1, 2022	4,987,876	$2.87
Granted	2,228,073	$2.26
Vested	(175,751)	$5.03
Forfeited	(365,530)	$7.81
Unvested balance at June 30, 2022	6,674,668	$2.19

The total grant date fair value of shares of restricted stock underlying PSUs that vested during the six months ended June 30, 2022 was $0.9 million.

Stock-Based Compensation

The condensed consolidated statements of operations include stock-based compensation for the three and six months ended June 30, 2022 and 2021 as follows (in thousands):

	Three months ended		Six months ended
	June 30, 2022	June 30, 2021	June 30, 2022	June 30, 2021
Product cost of revenue	$107	$93	$206	$120
Service cost of revenue	494	469	975	704
Research and development	1,240	1,160	2,446	1,787
Sales and marketing	1,480	1,752	2,851	3,626
General and administrative	1,078	1,316	2,176	3,613
	$4,399	$4,790	$8,654	$9,850

At June 30, 2022, there was $31.2 million, net of expected forfeitures, of unrecognized stock-based compensation expense related to unvested stock options and stock units. This expense is expected to be recognized over a weighted average period of approximately two years.

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

Right-of-use assets and lease liabilities are initially measured based on the present value of the future minimum fixed lease payments (i.e., fixed payments in the lease contract) over the lease term at the commencement date. As the Company's existing leases do not have a readily determinable implicit rate, the Company uses its incremental borrowing rate based on the

RIBBON COMMUNICATIONS INC.
Notes to Condensed Consolidated Financial Statements (Continued)
(unaudited)
information available at the commencement date in determining the present value of future minimum fixed lease payments. The Company calculates its incremental borrowing rate to reflect the interest rate that it would have to pay to borrow on a collateralized basis an amount equal to the lease payments in a similar economic environment over a similar term and considers its historical borrowing activities and market data from entities with comparable credit ratings in this determination. The measurement of the right-of-use asset also includes any lease payments made prior to the commencement date (excluding any lease incentives) and initial direct costs incurred. The Company assessed its right-of-use assets for impairment as of June 30, 2022 and December 31, 2021 and determined no impairment has occurred.

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

Certain leased facilities are being partially or fully vacated as part of the 2022 Restructuring Plan and for some of those facilities, the Company has no plans to enter into sublease agreements. Accordingly, the Company accelerated the amortization of those lease assets through the planned cease-use date of each facility, resulting in additional amortization expense of $1.0 million in the three and six months ended June 30, 2022. The Company also recorded expense of $0.3 million in the three and six months ended June 30, 2022 for all estimated future variable lease costs related to those facilities.

In connection with the 2019 Restructuring Plan, certain lease assets related to facilities were partially or fully vacated as the Company consolidated its facilities. The Company had no plans to enter into sublease agreements for some of those facilities. The Company ceased use of those facilities in the first quarter of 2021, the first and fourth quarters of 2020, and the third quarter of 2019. Accordingly, the Company accelerated the amortization of the associated lease assets through the planned cease-use date of each facility, resulting in additional amortization expense of $3.4 million in the six months ended June 30, 2021. The Company also recorded expense of $1.4 million in the six months ended June 30, 2021 for all estimated future variable lease costs related to those facilities. The Company did not record expense for accelerated amortization or estimated future variable lease costs in connection with the 2019 Restructuring Plan in the three months ended June 30, 2021. The Company did not record expense for accelerated amortization or estimated future variable lease costs in connection with the 2019 Restructuring Plan in the three or six months ended June 30, 2022.

All accelerated amortization and accrual of future variable costs are recorded as Restructuring and related expense in the Company's condensed consolidated statements of operations. At June 30, 2022 and December 31, 2021, the Company had accruals of $1.7 million and $1.6 million, respectively, for all future anticipated variable lease costs related to these facilities. The Company may incur additional future expense if it is unable to sublease other locations included in the Facilities Initiative.

The Company leases its corporate offices and other facilities under operating leases, which expire at various times through 2032. The Company's right-of-use lease assets and lease liabilities at June 30, 2022 and December 31, 2021 were as follows (in thousands):

RIBBON COMMUNICATIONS INC.
Notes to Condensed Consolidated Financial Statements (Continued)
(unaudited)

	Classification	June 30, 2022	December 31, 2021
Assets:
Operating lease assets	Operating lease right-of-use assets	$46,951	$53,147
Finance lease assets*	Property and equipment, net	107	287
Total leased assets		$47,058	$53,434

Liabilities:
Current:
Operating	Operating lease liabilities	$16,078	$17,403
Finance	Accrued expenses and other	254	503
Noncurrent:
Operating	Operating lease liabilities, net of current	48,052	55,196
Finance	Other long-term liabilities	—	64
Total lease liabilities		$64,384	$73,166

* Finance lease assets were recorded net of accumulated depreciation of $1.1 million and $1.8 million at June 30, 2022 and December 31, 2021, respectively.

The components of lease expense for the three and six months ended June 30, 2022 and 2021 were as follows (in thousands):

	Three months ended		Six months ended
	June 30, 2022	June 30, 2021	June 30, 2022	June 30, 2021
Operating lease cost*	$5,538	$5,194	$10,168	$14,031
Finance lease cost:
Amortization of leased assets	88	180	180	409
Interest on lease liabilities	4	20	10	46
Short-term lease cost	3,123	3,270	6,841	6,562
Variable lease costs (costs excluded from minimum fixed lease payments)**	1,033	500	1,859	2,658
Sublease income	(447)	(199)	(937)	(475)
Net lease cost	$9,339	$8,965	$18,121	$23,231

* Operating lease costs for the three and six months ended June 30, 2022 included $1.0 million of accelerated amortization for certain assets partially or fully vacated with no intent or ability to sublease. Operating lease costs for the six months ended June 30, 2021 included $3.4 million of accelerated amortization for certain assets partially or fully vacated with no intent or ability to sublease. No such accelerated amortization was recorded in the three months ended June 30, 2021.
** Variable lease costs for the three and six months ended June 30, 2022 included accruals of $0.3 million for all future estimated variable expenses related to certain assets partially or fully vacated with no intent or ability to sublease. Variable lease costs for the six months ended June 30, 2021 included accruals of $1.4 million for all future estimated variable expenses related to certain assets partially or fully vacated with no intent or ability to sublease. No such variable costs were accrued in the three months ended June 30, 2021.

Cash flow information related to the Company's leases for the six months ended June 30, 2022 and 2021 was as follows (in thousands):

RIBBON COMMUNICATIONS INC.
Notes to Condensed Consolidated Financial Statements (Continued)
(unaudited)

	Six months ended
	June 30, 2022	June 30, 2021
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows for operating leases	$8,338	$10,997
Operating cash flows for finance leases	$10	$46
Financing cash flows for finance leases	$341	$507

Other information related to the Company's leases as of June 30, 2022 and December 31, 2021 was as follows:

	June 30, 2022	December 31, 2021
Weighted average remaining lease term (years):
Operating leases	6.25	6.25
Finance leases	0.67	1.00
Weighted average discount rate:
Operating leases	5.78%	5.61%
Finance leases	3.20%	4.15%

Future minimum fixed lease payments under noncancelable leases at June 30, 2022 were as follows (in thousands):

	Operating	Finance
	leases	leases
Remainder of 2022	$9,685	$194
2023	17,791	64
2024	10,792	—
2025	7,931	—
2026	6,902	—
2027 and beyond	24,551	—
Total lease payments	77,652	258
Less: interest	(13,522)	(4)
Present value of lease liabilities	$64,130	$254

(16) INCOME TAXES

The Company's income tax provisions for the six months ended June 30, 2022 and 2021 reflect the Company's estimates of the effective rates expected to be applicable for the respective full years, adjusted for any discrete events, which are recorded in the period that they occur. These estimates are reevaluated each quarter based on the Company's estimated tax expense for the full year. The estimated effective tax rate includes the impact of valuation allowances in various jurisdictions. The Company intends to continue to maintain a valuation allowance on its deferred tax assets until there is sufficient evidence to support the reversal of all or some portion of the respective allowances.

Beginning in 2022, the Tax Cuts and Jobs Act of 2017 (the "TCJA") eliminates the option to deduct research and development expenditures currently and requires taxpayers to amortize them over a minimum of five years pursuant to IRC Section 174. Although Congress is considering legislation that would defer the amortization requirement to later years, the Company has no assurance that the provision will be repealed or otherwise modified. If this provision of the TCJA is not repealed or otherwise modified, it will materially reduce the Company's operating cash flows in 2022.

RIBBON COMMUNICATIONS INC.
Notes to Condensed Consolidated Financial Statements (Continued)
(unaudited)
(17) COMMITMENTS AND CONTINGENCIES

Liabilities for Royalty Payments to the IIA

Prior to the ECI Acquisition, ECI had received research and development grants from the Office of the Innovation Authority of the Israeli Ministry of Economics (the "IIA"). The Company assumed ECI's contract with the IIA, which requires the Company to pay royalties to the IIA on proceeds from the sale of products which the Israeli government has supported by way of research and development grants. The royalties for grants prior to 2017 were calculated at the rates of 1.3% to 5.0% of the aggregated proceeds from the sale of such products developed at certain of the Company's R&D centers, up to an amount not exceeding 100% of such grants plus interest at LIBOR. Effective for grants approved in 2017 and subsequently, interest was calculated at the higher of LIBOR plus 1.5% to 2.75%. At June 30, 2022, the Company's maximum possible future royalties commitment, including $4.1 million of unpaid royalties accrued, was $31.3 million, including interest of $2.0 million, based on estimates of future product sales, grants received from the IIA not yet repaid, and management's estimation of products still to be sold.

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

Impact of COVID-19 on Our Business

The COVID-19 pandemic has had a negative effect on the global economy, disrupting the various manufacturing, commodity and financial markets and increasing volatility, and has impeded global supply chains. Continued uncertain global economic conditions as a result of the continuing COVID-19 pandemic, particularly in areas experiencing higher case numbers as a result of new variants, may cause our customers to restrict spending or delay purchases for an indeterminate period of time and consequently cause our revenues to decline. In addition, our ability to deliver our solutions as agreed upon with our customers depends in part on the ability of our global contract manufacturers, vendors, licensors and other business partners to deliver products or perform services we have procured from them. The degree to which the continuing COVID-19 pandemic impacts our future business, financial position and results of operations will depend on developments beyond our control, including the effectiveness of vaccines over the long-term or with respect to new variants, the frequency and duration of future waves of infection, the extent of actions to contain or treat the virus, how quickly and to what extent normal economic and operating conditions can result after new future waves, and the severity and duration of the global economic downturn that has resulted from the pandemic.

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

This reclassification resulted in $9.7 million and $19.8 million of expense recorded to Amortization of acquired technology within Total cost of revenue in the three and six months ended June 30, 2021, respectively, and decreases to Amortization of acquired intangible assets within Total operating expenses of $9.7 million and $19.8 million. The increases to Total cost of revenue decreased our gross profit as a percentage of revenue ("gross margin") by approximately five percentage points in both the three and six months ended June 30, 2021, respectively.

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

Financial Overview

Financial Results

We reported a loss from operations of $7.2 million for the three months ended June 30, 2022 and income from operations of $13.0 million for the three months ended June 30, 2021. We reported a loss from operations of $46.3 million for the six months ended June 30, 2022 and income from operations of $0.3 million for the six months ended June 30, 2021. The loss from operations in 2022 is primarily related to the impact from higher supply chain costs and the incremental investment in R&D within our IP Optical Networks segment.

Our revenue was $205.8 million and $211.2 million in the three months ended June 30, 2022 and 2021, respectively. Our gross profit and gross margin were $104.6 million and 50.8%, respectively, in the three months ended June 30, 2022, and $118.7 million and 56.2%, respectively, in the three months ended June 30, 2021. Our revenue was $379.0 million and $404.0 million in the six months ended June 30, 2022 and 2021, respectively. Our gross profit and gross margin were $182.6 million and 48.2%, respectively, in the six months ended June 30, 2022, and $219.2 million and 54.3%, respectively, in the six months ended June 30, 2021. The lower revenue in the first half of 2022 compared to 2021 is primarily related to lower SBC sales and lower service revenue from Service Provider VoIP Network Transformation projects completing in the first quarter.

Revenue from our Cloud and Edge segment was $137.1 million and $141.4 million in the three months ended June 30, 2022 and 2021, respectively. Gross profit and gross margin for this segment were $88.3 million and 64.4%, respectively, in the three months ended June 30, 2022, and $88.8 million and 62.8%, respectively, in the three months ended June 30, 2021. Revenue from our Cloud and Edge segment was $246.9 million and $266.8 million in the six months ended June 30, 2022 and 2021, respectively. Gross profit and gross margin for this segment were $151.0 million and 61.2%, respectively, in the six months ended June 30, 2022, and $166.4 million and 62.3%, respectively, in the six months ended June 30, 2021.

Revenue from our IP Optical Networks segment was $68.7 million and $69.8 million in the three months ended June 30, 2022 and 2021, respectively. Gross profit and gross margin for this segment were $16.3 million and 23.7%, respectively, in the three months ended June 30, 2022, and $29.9 million and 42.8%, respectively, in the three months ended June 30, 2021. Revenue from our IP Optical Networks segment was $132.1 million and $137.1 million in the six months ended June 30, 2022 and 2021, respectively. Gross profit and gross margin for this segment were $31.6 million and 23.9%, respectively, in the six months ended June 30, 2022, and $52.9 million and 38.5%, respectively, in the six months ended June 30, 2021. Gross margin in 2022 is lower than 2021 due to higher component and logistics costs, as well as increased investment in customer service to support our expanded global footprint.

Our operating expenses were $111.8 million and $105.8 million in the three months ended June 30, 2022 and 2021, respectively, and $228.9 million and $218.9 million in the six months ended June 30, 2022 and 2021, respectively. The increased operating expenses are primarily related to higher R&D investment in our IP Optical Networks segment to support the expansion of the portfolio. Operating expenses for the three months ended June 30, 2022 included $7.5 million of amortization of acquired intangible assets, $1.5 million of acquisition-, disposal- and integration-related expense, and $2.9 million of restructuring and related expense. Operating expenses for the three months ended June 30, 2021 included $7.5 million of amortization of acquired intangible assets, $1.1 million of acquisition-, disposal- and integration-related expense, and $2.8 million of restructuring and related expense. Operating expenses for the six months ended June 30, 2022 included $14.8 million of amortization of acquired intangible assets, $3.4 million of acquisition-, disposal- and integration-related expense, and $7.7 million of restructuring and related expense. Operating expenses for the six months ended June 30, 2021 included $13.2 million of amortization of acquired intangible assets, $2.2 million of acquisition-, disposal- and integration-related expense, and $8.8 million of restructuring and related expense.

We recorded stock-based compensation expense of $4.4 million and $4.8 million in the three months ended June 30, 2022 and 2021, respectively, and $8.7 million and $9.9 million in the six months ended June 30, 2022 and 2021, respectively These amounts are included as components of both Cost of revenue and Operating expenses in our condensed consolidated statements of operations.

See "Results of Operations" in this MD&A for a discussion of the changes in our revenue and expenses for the three and six months ended June 30, 2022 compared to the three and six months ended June 30, 2021.

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

We recorded restructuring and related expense of $2.9 million and $7.1 million in the three and six months ended June 30, 2022, respectively, in connection with the 2022 Restructuring Plan. The amount for the three months ended June 30, 2022 was comprised of $1.1 million for variable and other facilities-related costs, $1.0 million for accelerated amortization of lease assets no longer being used with no ability or intent to sublease, and $0.8 million for severance and related costs for approximately 10 employees. The amount for the six months ended June 30, 2022 was comprised of $5.0 million for severance and related costs for approximately 60 employees, $1.1 million for variable and other facilities-related costs and $1.0 million for accelerated amortization of lease assets no longer being used with no ability or intent to sublease. We anticipate that we will record future expense for severance and facility consolidations aggregating approximately $13 million in connection with the 2022 Restructuring Plan.

Accelerated Rent Amortization. Accelerated rent amortization is recognized from the date that we commence the plan to fully or partially vacate a facility, for which there is no intent or ability to enter into a sublease, through the final vacate date. We recorded $1.0 million and $3.4 million for accelerated rent amortization in the six months ended June 30, 2022 and 2021, respectively. We continue to evaluate our properties included in our restructuring plans for accelerated amortization and/or right-of-use asset impairment. We may incur additional future expense if we are unable to sublease other locations included in these initiatives.

Critical Accounting Policies and Estimates

Management's discussion and analysis of financial condition and results of operations is based upon our condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP"). The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. We base our estimates and judgments on historical experience, knowledge of current conditions and beliefs of what could occur in the future given available information. We consider the following accounting policies to be both those most important to the portrayal of our financial condition and those that require the most subjective judgment: revenue recognition, the valuation of inventory, the valuation of our investment in American Virtual Cloud Technologies Inc. (the "AVCT Investment"), warranty accruals, loss contingencies and reserves, stock-based compensation, business combinations, goodwill and intangible assets, accounting for leases, and accounting for income taxes. If actual results differ significantly from management's estimates and projections, there could be a material effect on our condensed consolidated financial statements. There were no significant changes to our critical accounting policies from January 1, 2022 through June 30, 2022. For a further discussion of our other critical accounting policies and estimates, please refer to our Annual Report on Form 10-K for the year ended December 31, 2021.

Results of Operations

Three and six months ended June 30, 2022 and 2021

Revenue. Revenue for the three and six months ended June 30, 2022 and 2021 was as follows (in thousands, except percentages):

	Three months ended		Decrease from prior year
	June 30, 2022	June 30, 2021	$	%
Product	$112,667	$113,129	$(462)	(0.4)%
Service	93,129	98,081	(4,952)	(5.0)%
Total revenue	$205,796	$211,210	$(5,414)	(2.6)%

	Six months ended		Decrease from prior year
	June 30, 2022	June 30, 2021	$	%
Product	$194,657	$211,018	$(16,361)	(7.8)%
Service	184,337	192,964	(8,627)	(4.5)%
Total revenue	$378,994	$403,982	$(24,988)	(6.2)%

Segment revenue for the three and six months ended June 30, 2022 and 2021 was as follows (in thousands):

	Three months ended June 30, 2022			Three months ended June 30, 2021
	Cloud and Edge	IP Optical Networks	Total	Cloud and Edge	IP Optical Networks	Total
Product	$64,125	$48,542	$112,667	$64,361	$48,768	$113,129
Service	72,955	20,174	93,129	77,060	21,021	98,081
Total revenue	$137,080	$68,716	$205,796	$141,421	$69,789	$211,210

	Six months ended June 30, 2022			Six months ended June 30, 2021
	Cloud and Edge	IP Optical Networks	Total	Cloud and Edge	IP Optical Networks	Total
Product	$101,760	$92,897	$194,657	$114,513	$96,505	$211,018
Service	145,126	39,211	184,337	152,330	40,634	192,964
Total revenue	$246,886	$132,108	$378,994	$266,843	$137,139	$403,982

Our product revenue in the three months ended June 30, 2022 was essentially flat for both of our segments compared to the three months ended June 30, 2021, with slightly higher sales in the Asia Pacific region. The decrease in our product revenue in the six months ended June 30, 2022 compared to the six months ended June 30, 2021 was primarily the result of lower sales of our Cloud and Edge SBC products, coupled with slightly lower sales of IP Optical Networks products, partially offset by higher sales of our Cloud and Edge network transformation products. Service revenue in our Cloud and Edge segment was lower in the first half of 2022 compared with 2021 due to a smaller number of Network Transformation projects completing during the period.

Revenue from indirect sales through our channel partner program was 25% and 24% of our product revenue in the three months ended June 30, 2022 and 2021, respectively, and 27% and 22% of our product revenue in the six months ended June 30, 2022 and 2021, respectively.

Revenue from sales to enterprise customers was 20% and 22% of our product revenue in the three months ended June 30, 2022 and 2021, respectively. These sales were made through both our direct sales team and indirect sales channel partners. Revenue from sales to enterprise customers was 23% and 22% of our product revenue in the six months ended June 30, 2022 and 2021, respectively. Cloud and Edge sales to Enterprise customers in the first half of 2022 were consistent with the same period of 2021. IP Optical sales to Enterprise customers declined modestly over the same period.

The timing of the completion of customer projects and revenue recognition criteria satisfaction may cause our product revenue to fluctuate from one period to the next.

Service revenue is primarily comprised of hardware and software maintenance and support (“maintenance revenue”) and network design, installation and other professional services (“professional services revenue”).

Service revenue for the three and six months ended June 30, 2022 and 2021 was comprised of the following (in thousands, except percentages):

	Three months ended		Decrease from prior year
	June 30, 2022	June 30, 2021	$	%
Maintenance	$69,458	$72,437	$(2,979)	(4.1)%
Professional services	23,671	25,644	(1,973)	(7.7)%
	$93,129	$98,081	$(4,952)	(5.0)%

	Six months ended		Decrease from prior year
	June 30, 2022	June 30, 2021	$	%
Maintenance	$138,063	$141,142	$(3,079)	(2.2)%
Professional services	46,274	51,822	(5,548)	(10.7)%
	$184,337	$192,964	$(8,627)	(4.5)%

Segment service revenue for the three and six months ended June 30, 2022 and 2021 was comprised of the following (in thousands):

	Three months ended June 30, 2022			Three months ended June 30, 2021
	Cloud and Edge	IP Optical Networks	Total	Cloud and Edge	IP Optical Networks	Total
Maintenance	$55,179	$14,279	$69,458	$57,986	$14,451	$72,437
Professional services	17,776	5,895	23,671	19,074	6,570	25,644
Total service revenue	$72,955	$20,174	$93,129	$77,060	$21,021	$98,081

	Six months ended June 30, 2022			Six months ended June 30, 2021
	Cloud and Edge	IP Optical Networks	Total	Cloud and Edge	IP Optical Networks	Total
Maintenance	$110,209	$27,854	$138,063	$112,659	$28,483	$141,142
Professional services	34,917	11,357	46,274	39,671	12,151	51,822
Total service revenue	$145,126	$39,211	$184,337	$152,330	$40,634	$192,964

The decrease in maintenance revenue in the three and six months ended June 30, 2022 compared to the three and six months ended June 30, 2021 was attributable to lower revenue in our Cloud and Edge segment, reflecting timing variability in renewal timing.

The decrease in professional services revenue in the three months ended June 30, 2022 compared to the three months ended June 30, 2021 was primarily attributable to $1 million of lower revenue from each of our segments. The decrease in professional services revenue in the six months ended June 30, 2022 compared to the six months ended June 30, 2021 was primarily attributable to approximately $5 million of lower revenue from our Cloud and Edge segment, due to a fewer number of VoIP Network Transformation projects completing in the first quarter of 2022.

The following customer contributed 10% or more of our revenue in the three month periods ended June 30, 2022 and 2021:

	Three months ended		Six months ended
Customer	June 30, 2022	June 30, 2021	June 30, 2022	June 30, 2021
Verizon Communications Inc.	20%	17%	17%	16%

Revenue from customers domiciled outside the United States was approximately 52% of revenue in both the three months ended June 30, 2022 and 2021 and 54% and 55% of revenue in the six months ended June 30, 2022 and 2021, respectively. Due to the timing of project completions, we expect that the domestic and international components as a percentage of revenue may fluctuate from quarter to quarter and year to year.

Our deferred product revenue was $11 million and $10 million at June 30, 2022 and December 31, 2021, respectively. Our deferred service revenue was $115 million and $120 million at June 30, 2022 and December 31, 2021, respectively. Our deferred revenue balance may fluctuate because of the timing of revenue recognition, customer payments, maintenance contract renewals, contractual billing rights and maintenance revenue deferrals included in multiple element arrangements.

We expect that our total revenue will increase for 2022 compared to 2021 as a result of both increased customer spend and continued cross-selling opportunities.

Cost of Revenue/Gross Margin. Our cost of revenue consists primarily of amounts paid to third-party manufacturers for purchased materials and services, royalties, inventory valuation adjustments, warranty costs, manufacturing and services personnel and related costs, and amortization of acquired technology. Our cost of revenue, gross profit and gross margins for the three and six months ended June 30, 2022 and 2021 were as follows (in thousands, except percentages):

	Three months ended		Increase (decrease) from prior year
	June 30, 2022	June 30, 2021	$	%
Cost of revenue:
Product	$58,151	$46,641	11,510	24.7%
Service	35,207	36,142	(935)	(2.6)%
Amortization of acquired technology	7,888	9,700	(1,812)	(18.7)%
Total cost of revenue	$101,246	$92,483	8,763	9.5%

Gross profit	$104,550	$118,727	$(14,177)	(11.9)%

Gross margin	50.8%	56.2%

	Six months ended		Increase (decrease) from prior year
	June 30, 2022	June 30, 2021	$	%
Cost of revenue:
Product	$109,360	$91,086	$18,274	20.1%
Service	70,874	73,922	(3,048)	(4.1)%
Amortization of acquired technology	16,155	19,761	(3,606)	(18.2)%
Total cost of revenue	$196,389	$184,769	$11,620	6.3%

Gross profit	$182,605	$219,213	$(36,608)	(16.7)%

Gross margin	48.2%	54.3%

Our segment cost of revenue, gross profit and gross margins for the three and six months ended June 30, 2022 and 2021 were as follows (in thousands, except percentages):

	Three months ended June 30, 2022			Three months ended June 30, 2021
	Cloud and Edge	IP Optical Networks	Total	Cloud and Edge	IP Optical Networks	Total
Product	$19,037	$39,114	$58,151	$19,112	$27,529	$46,641
Service	25,033	10,174	35,207	26,846	9,296	36,142
Amortization of acquired technology	4,760	3,128	7,888	6,627	3,073	9,700
Total cost of revenue	$48,830	$52,416	$101,246	$52,585	$39,898	$92,483

Gross profit	$88,250	$16,300	$104,550	$88,836	$29,891	$118,727

Gross margin	64.4%	23.7%	50.8%	62.8%	42.8%	56.2%

	Six months ended June 30, 2022			Six months ended June 30, 2021
	Cloud and Edge	IP Optical Networks	Total	Cloud and Edge	IP Optical Networks	Total
Product	$36,036	$73,324	$109,360	$32,533	$58,553	$91,086
Service	49,932	20,942	70,874	54,685	19,237	73,922
Amortization of acquired technology	9,936	6,219	16,155	13,266	6,495	19,761
Total cost of revenue	$95,904	$100,485	$196,389	$100,484	$84,285	$184,769

Gross profit	$150,982	$31,623	$182,605	$166,359	$52,854	$219,213

Gross margin	61.2%	23.9%	48.2%	62.3%	38.5%	54.3%

Our gross margin decreased in the three and six months ended June 30, 2022 compared to the three and six months ended June 30, 2021 primarily due to lower margins in our IP Optical Networks segment. The decrease was primarily attributable to product and customer mix, higher component costs, and higher freight and logistics expenses, which decreased our gross margin by five percentage points and six percentage points, respectively. We anticipate improved gross margin in the second half of 2022 as elevated supply chain costs improve, and higher sales and better customer mix benefit from fixed operational costs further improving margins.

We believe that our consolidated gross margin may decrease in 2022 compared to 2021 as a result of higher expected sales from IP Optical Networks, which has lower margins due to the higher hardware content in its products, and higher production costs resulting from ongoing worldwide supply chain issues.

Research and Development Expenses. Research and development expenses consist primarily of salaries and related personnel expenses and prototype costs for the design, development, testing, and enhancement of our products. Research and development expenses for the three and six months ended June 30, 2022 and 2021 were as follows (in thousands, except percentages):

			Increase from prior year
	June 30, 2022	June 30, 2021	$	%
Three months ended	$51,103	$46,797	$4,306	9.2%
Six months ended	$103,793	$94,207	$9,586	10.2%

The increase in our research and development expenses in the three months ended June 30, 2022 compared to the three months ended June 30, 2021 was primarily attributable to approximately $6 million of higher expenses in our IP Optical Networks segment partially offset by approximately $2 million of lower expenses in our Cloud and Edge segment.

The increase in our research and development expenses in the six months ended June 30, 2022 compared to the six months ended June 30, 2021 was primarily attributable to approximately $14 million of higher expenses in our IP Optical Networks segment partially offset by approximately $4 million of lower expenses in our Cloud and Edge segment.

The increased investment in IP Optical Networks R&D is focused on significantly expanding our portfolio of IP Routing solutions, adding additional features to our Optical Transport portfolio, and investment in a next generation SDN management and orchestration platform.

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

Sales and Marketing Expenses. Sales and marketing expenses primarily consist of salaries and related personnel costs, commissions, travel and entertainment expenses, promotions, customer trial and evaluations inventory, and other marketing and sales support expenses. Sales and marketing expenses for the three and six months ended June 30, 2022 and 2021 were as follows (in thousands, except percentages):

			Increase from prior year
	June 30, 2022	June 30, 2021	$	%
Three months ended	$35,843	$34,881	$962	2.8%
Six months ended	$73,462	$72,099	$1,363	1.9%

The slight increase in sales and marketing expenses in the three months ended June 30, 2022 compared to the three months ended June 30, 2021 was primarily attributable to approximately $2 million of higher expenses in our IP Optical Networks segment, partially offset by approximately $1 million of lower expense in our Cloud and Edge segment, primarily for travel related costs. Our Sales and Marketing team is responsible for selling the entire portfolio of products and services, and expenses are allocated to each operating segment pro-rata based on revenue contribution.

The increase in sales and marketing expenses in the six months ended June 30, 2022 compared to the six months ended June 30, 2021 was primarily attributable to approximately $3 million of higher expenses in our IP Optical Networks segment, primarily offset by approximately $2 million of lower expenses in our Cloud and Edge segment, primarily for travel related costs.

We believe that our full year 2022 sales and marketing expenses will be consistent with 2021 levels.

General and Administrative Expenses. General and administrative expenses consist primarily of salaries and related personnel costs for executive and administrative personnel, and audit, legal and other professional fees. General and administrative expenses for the three and six months ended June 30, 2022 and 2021 were as follows (in thousands, except percentages):

			Increase (decrease) from prior year
	June 30, 2022	June 30, 2021	$	%
Three months ended	$12,901	$12,734	$167	1.3%
Six months ended	$25,763	$28,287	$(2,524)	(8.9)%

Our general and administrative expenses were relatively flat in the three months ended June 30, 2022 compared to the three months ended June 30, 2021.

The decrease in general and administrative expenses in the six months ended June 30, 2022 compared to the six months ended June 30, 2021 was primarily attributable to lower employee-related expenses in the current year period of approximately $1 million in each of our Cloud and Edge and IP Optical Networks segments.

Although our general and administrative expenses decreased 9% in the six months ended June 30, 2022 compared to the six months ended June 30, 2021, we believe that our general and administrative expenses will decrease only slightly for the full year 2022 compared to our 2021 levels.

Amortization of Acquired Intangible Assets. Amortization of acquired intangible assets included in Operating expenses ("Opex Amortization") for the three and six months ended June 30, 2022 and 2021 was as follows (in thousands, except percentages):

			Increase from prior year
	June 30, 2022	June 30, 2021	$	%
Three months ended	$7,513	$7,481	$32	0.4%
Six months ended	$14,788	$13,243	$1,545	11.7%

The increase in Opex Amortization in both the three and six months ended June 30, 2022 compared to the three and six months ended June 30, 2021 was primarily due to higher expense related to customer lists recorded in connection with the ECI Acquisition. Opex Amortization is not recorded on a straight-line basis; rather, it is recorded in relation to expected future cash flows. Accordingly, such expense may vary from one period to the next.

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

Our acquisition-, disposal- and integration-related expenses were $1.5 million and $1.1 million in the three months ended June 30, 2022 and 2021, respectively, and $3.4 million and $2.2 million in the six months ended June 30, 2022 and 2021, respectively. The amounts for the three and six months ended June 30, 2022 primarily related to integration-related expenses. The amounts for the three and six months ended June 30, 2021 were primarily incurred for integration-related expenses and professional and services fees in connection with the sale of our Kandy Communications business to American Cloud Technologies, Inc. ("AVCT") on December 1, 2020 (the "Kandy Sale").

Restructuring and Related. We have been committed to streamlining our operations and reducing operating costs by closing and consolidating certain facilities and reducing our worldwide workforce. Please see the additional discussion of our restructuring initiatives in the "Restructuring and Cost Reduction Initiatives" section of the Overview of this MD&A.

We recorded restructuring and related expense of $2.9 million and $2.8 million in the three months ended June 30, 2022 and 2021, respectively, and $7.7 million and $8.8 million in the six months ended June 30, 2022 and 2021, respectively. Although we have eliminated positions as part of our restructuring initiatives, we continue to hire in certain areas that we believe are important to our future growth.

Interest Expense, Net. Interest income and interest expense for the three and six months ended June 30, 2022 and 2021 were as follows (in thousands, except percentages):

	Three months ended		Increase (decrease) from prior year
	June 30, 2022	June 30, 2021	$	%
Interest income	$59	$1,259	$(1,200)	(95.3)%
Interest expense	(4,661)	(4,307)	354	8.2%
Interest expense, net	$(4,602)	$(3,048)	$1,554	51.0%

	Six months ended		Decrease from prior year
	June 30, 2022	June 30, 2021	$	%
Interest income	$98	$2,744	$(2,646)	(96.4)%
Interest expense	(8,701)	(11,611)	(2,910)	(25.1)%
Interest expense, net	$(8,603)	$(8,867)	$(264)	(3.0)%

We recorded nominal interest income in the three and six months ended June 30, 2022. We received debentures (the "Debentures") and warrants in connection with the Kandy Sale. The Debentures bore interest at 10% per annum. We recorded $1.2 million and $2.7 million of interest income in the three and six months ended June 30, 2021, which was added to the principal amount of the Debentures, and which is included in Interest expense, net, in our condensed consolidated statement of operations for those periods. The Debentures were converted to shares of AVCT common stock on September 8, 2021.

Interest expense in the three and six months ended June 30, 2022 primarily represented interest and debt issuance costs in connection with the 2020 Credit Facility (as defined below). Interest expense in the three and six months ended June 30, 2021 was primarily comprised of interest and debt issuance costs in connection with the 2020 Credit Facility, including the write-off of $2.5 million of capitalized debt issuance costs in connection with the Third Amendment (as defined below).

Other (Expense) Income, Net. We recorded other expense, net, aggregating $10.2 million and other income, net of $17.2 million in the three months ended June 30, 2022 and 2021, respectively, and other expense, net, aggregating $39.0 million and $8.3 million in the six months ended June 30, 2022 and 2021, respectively. The primary component in all periods was gains and losses from the change in the fair value of the AVCT Investment, which were a loss of $12.4 million and a gain of $12.1 million in the three months ended June 30, 2022 and 2021, respectively, and losses of $39.4 million and $11.8 million in the six months ended June 30, 2022 and 2021, respectively.

Income Taxes. We recorded income tax provisions of $6.2 million and $4.7 million in the six months ended June 30, 2022 and 2021, respectively. These amounts reflect our estimates of the effective rates expected to be applicable for the respective full fiscal years, adjusted for any discrete events, which are recorded in the period that they occur. These estimates are reevaluated each quarter based on our estimated tax rate for the full fiscal year. The estimated effective tax rate includes the impact of valuation allowances in various jurisdictions.

Beginning in 2022, the Tax Cuts and Jobs Act of 2017 (the "TCJA") eliminates the option to deduct research and development expenditures currently and requires taxpayers to amortize them over a minimum of five years pursuant to IRC Section 174. Although Congress is considering legislation that would defer the amortization requirement to later years, we have no assurance that the provision will be repealed or otherwise modified. If this provision of the TCJA is not repealed or otherwise modified, it will materially reduce our operating cash flows in 2022.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements that have or are reasonably likely to have a current or future material effect on our financial position, changes in financial position, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Liquidity and Capital Resources

Our condensed consolidated statements of cash flows are summarized as follows (in thousands):

	Six months ended
	June 30, 2022	June 30, 2021	Change
Net loss	$(100,155)	$(21,446)	$(78,709)
Adjustments to reconcile net loss to cash flows (used in) provided by operating activities	76,911	64,343	12,568
Changes in operating assets and liabilities	(1,143)	(34,867)	33,724
Net cash (used in) provided by operating activities	$(24,387)	$8,030	$(32,417)
Net cash used in investing activities	$(6,515)	$(7,626)	$1,111
Net cash used in by financing activities	$(38,362)	$(20,858)	$(17,504)

Our cash and restricted cash aggregated $38 million at June 30, 2022 and $106 million at December 31, 2021. These amounts included cash and restricted cash aggregating $36 million at June 30, 2022 and $60 million at December 31, 2021 held by our non-U.S. subsidiaries. If we elected to repatriate all excess funds held by our non-U.S. subsidiaries as of June 30, 2022, we do not believe that the amounts of potential withholding taxes that would arise from the repatriation would have a material effect on our liquidity.

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

On March 10, 2022, we entered into a Fourth Amendment to the 2020 Credit Facility (the "Fourth Amendment") to increase the Maximum Consolidated Net Leverage Ratio (as defined in the 2020 Credit Facility) to 4.25:1.00 for the first quarter of 2022 and 4.50:1.00 for the second quarter of 2022, with reductions in subsequent quarters through the third quarter of 2023, when the ratio will be fixed at 3.00:1.00. In connection with the Fourth Amendment, we made a $15.0 million prepayment that was applied to the final payment due on the maturity date. Subsequent to the Fourth Amendment, we were required to make quarterly principal payments on the 2020 Term Loan aggregating approximately $20 million per year for the next two years and $30 million in the following year, with the final payment approximating $285 million due on the maturity date.

On June 30, 2022, the we entered into a Fifth Amendment to the 2020 Credit Facility (the "Fifth Amendment") to increase the Maximum Consolidated Net Leverage Ratio (as defined in the 2020 Credit Facility) to 5.25:1.00 for the second quarter of 2022, 5.00:1.00 for the third quarter of 2022, and 4.75:1.00 for the fourth quarter of 2022. Also, the Fifth Amendment reduced the minimum Consolidated Fixed Charge Coverage Ratio (as defined in the 2020 Credit Facility) to 1.10:1.00 for the second, third and fourth quarters of 2022 and increased the maximum rate at which loans bear interest if our Consolidated Net Leverage Ratio for any quarter is greater than 4.50:1.00. Specifically, pursuant to the Fifth Amendment, loans incurred under the Senior

Secured Credit Facilities bear interest, at our option, at either LIBOR plus a margin ranging from 1.50% to 4.50% per year, or the base rate (the highest of the Federal Funds Effective Rate (as defined in the Credit Agreement) plus 0.50%, or the prime rate announced from time to time in The Wall Street Journal) plus a margin ranging from 0.50% to 3.50% per year (such margins being referred to as the “Applicable Margin”). In addition, the Fifth Amendment allows us to incur junior secured or unsecured debt in an amount no less than $50 million, subject to certain conditions, including the requirement that 50% of the aggregate amount of such incurred debt (net of certain costs, fees and other amounts) must be applied to prepay the Senior Secured Credit Facilities, and compliance with certain leverage ratio-based covenant exceptions. In connection with the Fifth Amendment, we made a $10.0 million voluntary prepayment that was applied to the final payment due on the maturity date. Subsequent to the Fifth Amendment, we are required to make quarterly principal payments on the 2020 Term Loan aggregating approximately $5.0 million per quarter through March 31, 2024 and $10.0 million in each of the three quarters thereafter, with the final payment approximating $275 million due on the maturity date in March 2025.

At June 30, 2022, we had an outstanding balance under the 2020 Term Loan of $340.5 million at an average interest rate of 4.4% and $4.3 million million of letters of credit outstanding with an interest rate of 3.5%. We were in compliance with all covenants of the 2020 Credit Facility at both June 30, 2022 and December 31, 2021.

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

As a result of exposure to interest rate movements, during March 2020, we entered into an interest rate swap arrangement, which effectively converted our $400 million term loan with its variable interest rate based upon one-month LIBOR to an aggregate fixed rate of 0.904%, plus a leverage-based margin as defined in the 2020 Credit Facility. The notional amount of this swap as of June 30, 2022 was $400 million, and the swap matures on March 3, 2025, the same date the 2020 Credit Facility matures.

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

The effective portion of changes in the fair value of derivatives designated and that qualify as cash flow hedges is recorded in accumulated other comprehensive income in the condensed consolidated balance sheet and is subsequently reclassified into earnings in the period that the hedged forecasted transactions affect earnings. During the three and six months ended June 30, 2022 and 2021, such a derivative was used to hedge the variable cash flows associated with the 2020 Credit Facility. Any ineffective portion of the change in fair value of the derivative would be recognized directly in earnings. However, during the three and six months ended June 30, 2022 and 2021, we recorded no hedge ineffectiveness.

Amounts reported in accumulated other comprehensive income related to our derivative will be reclassified to interest expense as interest is accrued on our variable-rate debt. Based upon projected forward rates, we estimate as of June 30, 2022 that $8.0 million may be reclassified as a decrease to interest expense over the next 12 months.

We use letters of credit, performance and bid bonds in the course of our business. At June 30, 2022, we had letters of credit, bank guarantees, and performance and bid bonds outstanding (collectively, "Guarantees") aggregating $25.4 million million, comprised of the $4.3 million of letters of credit under the 2020 Credit Facility described above (the "Letters of Credit") and $21.1 million of bank guarantees and performance and bid bonds (collectively, the "Other Guarantees") under various uncommitted facilities. At December 31, 2021, we had $30.1 million of Guarantees, comprised of $4.3 million of Letters of Credit and $25.8 million of Other Guarantees. At both June 30, 2022 and December 31, 2021, the Company had cash collateral of $2.0 million supporting the Guarantees, which is reported as Restricted cash in our condensed consolidated balance sheets.

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

Cash used in operating activities in the six months ended June 30, 2022 was $24.4 million, primarily resulting from our net loss, higher inventory, and lower accrued expenses and deferred revenue. These amounts were partially offset by certain non-cash expenses, such as the decrease in the fair value of the AVCT Investment, amortization of intangible assets, depreciation and amortization of property and equipment, as well as lower accounts receivable.

Our operating activities provided $8.0 million of cash in the six months ended June 30, 2021 primarily the result of lower accounts receivable and other operating assets, and slightly higher deferred revenue, coupled with our non-cash operating activities. These amounts were partially offset by our net loss, lower accrued expenses and other long-term liabilities, lower accounts payable and higher inventory. Our lower accounts receivable reflected typical mid-year seasonality. The decrease in accrued expenses and other long-term liabilities was primarily due to the cash payments related to our employee cash bonus program, facilities, professional fees, and royalties.

Cash Flows from Investing Activities

Our investing activities used $6.5 million of cash in the six months ended June 30, 2022 to purchase property and equipment.

Our investing activities used $7.6 million of cash in the six months ended June 30, 2021, comprised of $10.6 million to purchase property and equipment, partially offset by $2.9 million of proceeds from the sale of our QualiTech business, which operated compliance testing laboratories in Israel for reliability and standardization testing for the high-tech industry, including testing medical equipment, military equipment and vehicles.

Cash Flows from Financing Activities

Our financing activities used $38.4 million of cash in the six months ended June 30, 2022, primarily due to $35.0 million of principal payments on the 2020 Credit Facility, including the voluntary $15.0 million incremental principal payment in connection with the Fourth Amendment, voluntary $10.0 million incremental principal payment in connection with the Fifth Amendment and $1.9 million for the payment of tax withholding obligations related to the net share settlement of restricted stock awards upon vesting. Payments of debt issuance costs and principal payments of finance leases totaled approximately $1.4 million.

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

Under the 2020 Credit Facility, we are required to maintain compliance with certain financial covenants. As of June 30, 2022, we were in compliance with our financial covenants. Due to the impact of market conditions on our forecast, including supply chain disruptions, higher costs, and other geopolitical instabilities and disputes, we project that we may not maintain compliance with our financial covenants under the 2020 Credit Facility, as amended, for the quarter ended September 30, 2022. Failure to remain in compliance would be an event of default that would permit the Lenders to accelerate the maturity of the 2020 Credit Facility. As of the date of the issuance of our condensed consolidated financial statements, we currently do not have sufficient cash on hand or available liquidity to repay the outstanding balance of $340.5 million as of June 30, 2022 in the event the debt was accelerated.

Management plans to avoid any potential event of default include raising additional cash that would allow us to pay down debt in order to remain in compliance with our financial covenants. In addition, we have the ability to sell our derivative financial instrument, which had an aggregate fair market value of $21 million as of June 30 2022. Lastly, we would evaluate the timing of our capital spending and extension of our payment terms with vendors as needed.

We believe our plans are probable of being successfully implemented, which along with our available cash on hand and liquidity from the factoring of receivables will result in adequate cash to allow us to pay down debt to meet our financial covenant requirements.

Based on our current expectations, we believe our current cash and available borrowings under the 2020 Credit Facility, along with management's plans as outlined above, will be sufficient to meet our anticipated cash needs for working capital and capital expenditures for at least twelve months. The rate at which we consume cash is dependent on the cash needs of our future operations, including our contractual obligations at June 30, 2022, primarily comprised of our debt principal and interest obligations as described above, and our operating lease and purchase obligations. Our operating lease obligations totaled $77.7 million at June 30, 2022, with payments aggregating $9.7 million in the remainder of 2022, $17.8 million in 2023, $10.8 million in 2024 and $39.4 million thereafter. Estimated payments for purchase obligations for the full year 2022 aggregate approximately $139 million. We anticipate devoting substantial capital resources to continue our research and development efforts, to maintain our sales, support and marketing, to complete acquisition-related integration activities and for other general corporate activities. We further believe that our financial resources, along with managing discretionary expenses, will allow us to manage the anticipated impact of the COVID-19 pandemic on our business operations. Looking ahead, we have developed contingency plans to reduce costs further if the situation deteriorates. The challenges posed by the COVID-19 pandemic on our business continue to evolve rapidly. Consequently, we continue to evaluate our financial position in light of future developments, particularly those relating to the COVID-19 pandemic. However, it is difficult to predict future liquidity requirements with certainty, and our cash and available borrowings under the 2020 Credit Facility may not be sufficient to meet our future needs, which would require us to refinance our debt and/or obtain additional financing. We may not be able to refinance our debt or obtain additional financing on favorable terms or at all.

Recent Accounting Pronouncements

In March 2022, the FASB issued ASU 2022-02, Financial Instruments – Credit Losses (Topic 326): Troubled Debt Restructurings and Vintage Disclosures (“ASU 2022-02”), which eliminates the accounting guidance on troubled debt restructurings (TDRs) for creditors in ASC 310, Receivables (Topic 310), and requires entities to provide disclosures about current period gross write-offs by year of origination. Also, ASU 2022-02 updates the requirements related to accounting for credit losses under ASC 326, Financial Instruments – Credit Losses (Topic 326), and adds enhanced disclosures for creditors with respect to loan refinancings and restructurings for borrowers experiencing financial difficulty. ASU 2022-02 is effective for the Company January 1, 2023, with early adoption permitted. The Company believes that the adoption of ASU 2022-02 will not have a material impact on its consolidated financial statements upon adoption.

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

Amounts reported in accumulated other comprehensive income (loss) related to our derivative will be reclassified to interest expense as interest is accrued on our variable-rate debt. The fair value of our derivative was an asset of $21.3 million at June 30, 2022. Based upon projected forward rates, we estimate as of June 30, 2022 that $8.0 million may be reclassified as an increase to interest expense over the next twelve months.

Item 4.    Controls and Procedures

Disclosure Controls and Procedures

Evaluation of Disclosure Controls and Procedures. Our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")) as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of June 30, 2022.

Changes in Internal Control over Financial Reporting. There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter ended June 30, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors

Our business faces significant risks and uncertainties, which may have a material adverse effect on our business prospects, financial condition and results of operations, and you should carefully consider them. There have been no material changes in the six months ended June 30, 2022 to the risk factors described in Part I, Item 1A. of our Annual Report on Form 10-K for the year ended December 31, 2021.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(c) Issuer Purchases of Equity Securities

The following table provides information with respect to the shares of common stock repurchased by us for the periods indicated:

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet be Purchased Under the Plans or Programs
April 1, 2022 to April 30, 2022	5,277	$3.11	—	$—
May 1, 2022 to May 31, 2022	985	$3.09	—	$—
June 1, 2022 to June 30, 2022	42,060	$2.72	—	$—
Total	48,322	$2.77	—	$—

(1) Upon vesting of restricted stock awards, certain of our employees surrender to us a portion of the newly vested shares of common stock to satisfy the tax withholding obligations that arise in connection with such vesting. During the second quarter of 2022, 48,322 shares of restricted stock were returned to us by employees to satisfy tax withholding obligations arising in connection with vesting of restricted stock, which shares are included in this column.

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
10.1
Fifth Amendment to Credit Agreement, dated June 30, 2022, among Ribbon Communications Operating Company, Inc., as the borrower, the guarantors party thereto, the financial institutions party thereto as lenders, and Citizens Bank, N.A., as administrative agent (incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K, filed July 5, 2022 with the SEC).

10.2		Amendment No. 1 to the Ribbon Communications, Inc. Amended and Restated 2019 Incentive Award Plan (incorporated by reference to Appendix A to the Registrant's Definitive Proxy Statement on Schedule 14A filed on April 8, 2022 with the SEC)
31.1	*	Certificate of Ribbon Communications Inc. Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	*	Certificate of Ribbon Communications Inc. Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	#	Certificate of Ribbon Communications Inc. Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	#	Certificate of Ribbon Communications Inc. Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	*	Inline XBRL Instance Document
101.SCH	*	Inline XBRL Taxonomy Extension Schema
101.CAL	*	Inline XBRL Taxonomy Extension Calculation Linkbase
101.DEF	*	Inline XBRL Taxonomy Extension Definition Linkbase
101.LAB	*	Inline XBRL Taxonomy Extension Label Linkbase
101.PRE	*	Inline XBRL Taxonomy Extension Presentation Linkbase
104	*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)
_______________________________________
*    Filed herewith.
#    Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: July 28, 2022	RIBBON COMMUNICATIONS INC.

By:	/s/ Miguel A Lopez
Miguel A. Lopez Executive Vice President and Chief Financial Officer (Principal Financial Officer)