Form 10-Q
period 2022-09-30
Ribbon Communications Inc.
filed 2022-10-28
CIK 1708055

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2022
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act) ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒
As of October 21, 2022, there were 168,123,073 shares of the registrant's common stock, $0.0001 par value per share, outstanding.

RIBBON COMMUNICATIONS INC.
FORM 10-Q
QUARTERLY PERIOD ENDED SEPTEMBER 30, 2022

Cautionary Note Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q contains "forward-looking statements" within the meaning of the U.S. Private Securities Litigation Reform Act of 1995, which are subject to a number of risks and uncertainties. All statements other than statements of historical facts contained in this Quarterly Report on Form 10-Q, including statements regarding our future expenses, results of operations and financial position, integration activities, capital structure, credit facility compliance, restructuring activities, expected impacts from the war in Ukraine and the financial sanctions imposed in connection therewith, expected impacts of the ongoing COVID-19 pandemic, beliefs about our business strategy, availability of components for the manufacturing of our products, expected benefits from our acquisition of ECI Telecom Group Ltd. ("ECI"), ongoing litigation, plans and objectives of management for future operations and manufacturing are forward-looking statements. Without limiting the foregoing, the words "anticipates", "believes", "could", "estimates", "expects", "intends", "may", "plans", "seeks" and other similar language, whether in the negative or affirmative, are intended to identify forward-looking statements, although not all forward-looking statements contain these identifying words. Forward-looking statements are based on our current expectations and assumptions regarding our business, the economy and other future conditions. Because forward-looking statements relate to the future, they are subject to inherent uncertainties, risks and changes in circumstances that are unknown and/or difficult to predict and that may cause our actual results, performance or achievements to be materially different from those expressed or implied by the forward-looking statements. Such risks and uncertainties include, but are not limited to, supply chain disruptions resulting from component availability and/or geopolitical instabilities and disputes (including those related to the war in Ukraine); litigation; risks related to the ongoing COVID-19 pandemic on the global economy and financial markets as well as us, our customers and suppliers, which may impact our sales, gross margin, customer demand and our ability to supply our products to our customers; failure to realize anticipated benefits of our acquisition of ECI; unpredictable fluctuations in quarterly revenue and operating results; the impact on fluctuations of our EBITDA on compliance under our credit facility; risks related to cybersecurity and data intrusion; failure to compete successfully against telecommunications equipment and networking companies; failure to grow our customer base or generate recurring business from our existing customers; credit risks; the timing of customer purchasing decisions and our recognition of revenues; macroeconomic conditions, including inflation; the impact of restructuring and cost-containment activities; rapid technological and market change; our ability to protect our intellectual property rights and obtain necessary licenses; our ability to maintain partner, reseller, distribution and vendor support and supply relationships; the potential for defects in our products; risks related to the terms of our credit agreement; higher risks in international operations and markets; increases in tariffs, trade restrictions or taxes on our products; currency fluctuations; and/or failure or circumvention of our controls and procedures. We therefore caution you against relying on any of these forward-looking statements.

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

PART I FINANCIAL INFORMATION

Item 1. Financial Statements
RIBBON COMMUNICATIONS INC.
Condensed Consolidated Balance Sheets
(in thousands, except share and per share data)
(unaudited)

	September 30, 2022	December 31, 2021
Assets
Current assets:
Cash and cash equivalents	$55,670	$103,915
Restricted cash	265	2,570
Accounts receivable, net	237,834	282,917
Inventory	70,286	54,043
Other current assets	58,344	37,545
Total current assets	422,399	480,990
Property and equipment, net	46,166	47,685
Intangible assets, net	309,697	350,730
Goodwill	300,892	300,892
Investments	—	43,931
Deferred income taxes	57,273	47,287
Operating lease right-of-use assets	48,079	53,147
Other assets	40,129	23,075
	$1,224,635	$1,347,737
Liabilities and Stockholders' Equity
Current liabilities:
Current portion of term debt	$20,058	$20,058
Accounts payable	73,018	97,121
Accrued expenses and other	99,261	100,752
Operating lease liabilities	15,617	17,403
Deferred revenue	90,139	109,119
Total current liabilities	298,093	344,453
Long-term debt, net of current	310,770	350,217
Operating lease liabilities, net of current	49,137	55,196
Deferred revenue, net of current	22,185	20,619
Deferred income taxes	11,679	8,116
Other long-term liabilities	43,602	41,970
Total liabilities	735,466	820,571
Commitments and contingencies (Note 17)
Stockholders' equity:
Preferred stock, $0.01 par value per share; 10,000,000 shares authorized, none issued and outstanding	—	—
Common stock, $0.0001 par value per share; 240,000,000 shares authorized; 168,093,446 shares issued and outstanding at September 30, 2022; 148,895,308 shares issued and outstanding at December 31, 2021	17	15
Additional paid-in capital	1,936,457	1,875,234
Accumulated deficit	(1,474,232)	(1,355,661)
Accumulated other comprehensive income	26,927	7,578
Total stockholders' equity	489,169	527,166
	$1,224,635	$1,347,737

See notes to the unaudited condensed consolidated financial statements.

RIBBON COMMUNICATIONS INC.
Condensed Consolidated Statements of Operations
(in thousands, except per share data)
(unaudited)

	Three months ended		Nine months ended
	September 30, 2022	September 30, 2021	September 30, 2022	September 30, 2021
Revenue:
Product	$111,152	$111,726	$305,809	$322,744
Service	95,975	98,672	280,312	291,636
Total revenue	207,127	210,398	586,121	614,380
Cost of revenue:
Product	59,866	53,494	169,226	144,580
Service	35,175	36,576	106,049	110,498
Amortization of acquired technology	7,768	9,674	23,923	29,435
Total cost of revenue	102,809	99,744	299,198	284,513
Gross profit	104,318	110,654	286,923	329,867
Operating expenses:
Research and development	49,366	49,132	153,159	143,339
Sales and marketing	36,365	36,113	109,827	108,212
General and administrative	12,118	12,148	37,881	40,435
Amortization of acquired intangible assets	7,508	7,547	22,296	20,790
Acquisition-, disposal- and integration-related	988	1,955	4,372	4,204
Restructuring and related	1,269	1,767	8,977	10,547
Total operating expenses	107,614	108,662	336,512	327,527
(Loss) income from operations	(3,296)	1,992	(49,589)	2,340
Interest expense, net	(5,266)	(2,969)	(13,869)	(11,836)
Other expense, net	(3,732)	(57,702)	(42,760)	(65,970)
Loss before income taxes	(12,294)	(58,679)	(106,218)	(75,466)
Income tax provision	(6,122)	(752)	(12,353)	(5,411)
Net loss	$(18,416)	$(59,431)	$(118,571)	$(80,877)
Loss per share:
Basic	$(0.12)	$(0.40)	$(0.78)	$(0.55)
Diluted	$(0.12)	$(0.40)	$(0.78)	$(0.55)
Weighted average shares used to compute loss per share:
Basic	158,921	148,184	152,795	147,204
Diluted	158,921	148,184	152,795	147,204

See notes to the unaudited condensed consolidated financial statements.

RIBBON COMMUNICATIONS INC.
Condensed Consolidated Statements of Comprehensive Loss
(in thousands)
(unaudited)

	Three months ended		Nine months ended
	September 30, 2022	September 30, 2021	September 30, 2022	September 30, 2021
Net loss	$(18,416)	$(59,431)	$(118,571)	$(80,877)
Other comprehensive income (loss), net of tax:
Unrealized gain on interest rate swap	1,726	860	21,248	7,324
Foreign currency translation adjustments	(144)	193	(1,157)	(207)
Employee retirement benefits	142	—	(742)	—
Other comprehensive income, net of tax	1,724	1,053	19,349	7,117
Comprehensive loss, net of tax	$(16,692)	$(58,378)	$(99,222)	$(73,760)

See notes to the unaudited condensed consolidated financial statements.

RIBBON COMMUNICATIONS INC.
Condensed Consolidated Statements of Stockholders' Equity
(in thousands, except shares)
(unaudited)

Three months ended September 30, 2022
					Accumulated
			Additional		other	Total
	Common stock		paid-in	Accumulated	comprehensive	stockholders'
	Shares	Amount	capital	deficit	income	equity
Balance at July 1, 2022	150,459,784	$15	$1,881,942	$(1,455,816)	$25,203	$451,344
Exercise of stock options	353		1			1
Vesting of restricted stock units	800,999					—
Vesting of performance-based stock units	3,433					—
Shares of restricted stock returned to the Company under net share settlements to satisfy tax withholding obligations	(242,434)		(738)			(738)
Common stock issued in equity offering	17,071,311	2	52,065			52,067
Issuance costs related to equity offering			(1,654)			(1,654)
Stock-based compensation expense			4,841			4,841
Other comprehensive income					1,724	1,724
Net loss				(18,416)		(18,416)
Balance at September 30, 2022	168,093,446	$17	$1,936,457	$(1,474,232)	$26,927	$489,169

Nine months ended September 30, 2022
					Accumulated
			Additional		other	Total
	Common stock		paid-in	Accumulated	comprehensive	stockholders'
	Shares	Amount	capital	deficit	income	equity
Balance at January 1, 2022	148,895,308	$15	$1,875,234	$(1,355,661)	$7,578	$527,166
Exercise of stock options	708		1			1
Vesting of restricted stock units	2,808,137					—
Vesting of performance-based stock units	179,184					—
Shares of restricted stock returned to the Company under net share settlements to satisfy tax withholding obligations	(861,202)		(2,684)			(2,684)
Common stock issued in equity offering	17,071,311	2	52,065			52,067
Issuance costs related to equity offering			(1,654)			(1,654)
Stock-based compensation expense			13,495			13,495
Other comprehensive income					19,349	19,349
Net loss				(118,571)		(118,571)
Balance at September 30, 2022	168,093,446	$17	$1,936,457	$(1,474,232)	$26,927	$489,169

See notes to the unaudited condensed consolidated financial statements.

RIBBON COMMUNICATIONS INC.
Condensed Consolidated Statements of Stockholders' Equity
(in thousands, except shares)
(unaudited)

Three months ended September 30, 2021
					Accumulated
			Additional		other	Total
	Common stock		paid-in	Accumulated	comprehensive	stockholders'
	Shares	Amount	capital	deficit	income	equity
Balance at July 1, 2021	148,057,301	$15	$1,868,066	$(1,199,922)	$1,122	$669,281
Exercise of stock options	213					—
Vesting of restricted stock awards and units	855,440					—
Shares of restricted stock returned to the Company under net share settlements to satisfy tax withholding obligations	(299,125)		(1,916)			(1,916)
Stock-based compensation expense			4,561			4,561
Other comprehensive income					1,053	1,053
Net loss				(59,431)		(59,431)
Balance at September 30, 2021	148,613,829	$15	$1,870,711	$(1,259,353)	$2,175	$613,548

Nine months ended September 30, 2021
					Accumulated
			Additional		other	Total
	Common stock		paid-in	Accumulated	comprehensive	stockholders'
	Shares	Amount	capital	deficit	(loss) income	equity
Balance at January 1, 2021	145,425,248	$15	$1,870,256	$(1,178,476)	$(4,942)	$686,853
Exercise of stock options	13,815		24			24
Vesting of restricted stock awards and units	3,320,644					—
Vesting of performance-based stock units	1,525,681					—
Shares of restricted stock returned to the Company under net share settlements to satisfy tax withholding obligations	(1,671,559)		(13,980)			(13,980)
Stock-based compensation expense			14,411			14,411
Other comprehensive income					7,117	7,117
Net loss				(80,877)		(80,877)
Balance at September 30, 2021	148,613,829	$15	$1,870,711	$(1,259,353)	$2,175	$613,548

See notes to the unaudited condensed consolidated financial statements.

RIBBON COMMUNICATIONS INC.
Condensed Consolidated Statements of Cash Flows
(in thousands)
(unaudited)

	Nine months ended
	September 30, 2022	September 30, 2021
Cash flows from operating activities:
Net loss	$(118,571)	$(80,877)
Adjustments to reconcile net loss to cash flows (used in) provided by operating activities:
Depreciation and amortization of property and equipment	11,688	12,684
Amortization of intangible assets	46,219	50,225
Amortization of debt issuance costs	1,697	4,227
Stock-based compensation	13,495	14,411
Deferred income taxes	(19,071)	(3,295)
Gain on sale of business	—	(2,772)
Decrease in fair value of investments	41,291	64,745
Foreign currency exchange losses	830	3,235
Changes in operating assets and liabilities:
Accounts receivable	44,604	1,892
Inventory	(24,002)	253
Other operating assets	6,066	11,303
Accounts payable	(22,311)	2,194
Accrued expenses and other long-term liabilities	(6,983)	(58,661)
Deferred revenue	(17,414)	(11,665)
Net cash (used in) provided by operating activities	(42,462)	7,899
Cash flows from investing activities:
Purchases of property and equipment	(9,744)	(14,279)
Purchases of software licenses	(3,300)	—
Proceeds from sale of business	—	2,944
Net cash used in investing activities	(13,044)	(11,335)
Cash flows from financing activities:
Borrowings under revolving line of credit	58,625	—
Principal payments on revolving line of credit	(58,625)	—
Proceeds from issuance of term debt	—	74,625
Principal payments of term debt	(40,044)	(87,161)
Principal payments of finance leases	(433)	(736)
Payment of debt issuance costs	(1,046)	(789)
Proceeds from equity offering	52,067	—
Payment of equity offering issuance costs	(1,654)	—
Proceeds from the exercise of stock options	1	24
Payment of tax withholding obligations related to net share settlements of restricted stock awards	(2,684)	(13,980)
Net cash provided by (used in) financing activities	6,207	(28,017)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(1,251)	(489)
Net decrease in cash, cash equivalents and restricted cash	(50,550)	(31,942)
Cash, cash equivalents and restricted cash, beginning of year	106,485	135,697
Cash, cash equivalents and restricted cash, end of period	$55,935	$103,755

RIBBON COMMUNICATIONS INC.
Condensed Consolidated Statements of Cash Flows (continued)
(in thousands)
(unaudited)

	Nine months ended
	September 30, 2022	September 30, 2021
Supplemental disclosure of cash flow information:
Interest paid	$13,179	$11,410
Income taxes paid	$14,653	$11,944
Income tax refunds received	$643	$983
Supplemental disclosure of non-cash investing activities:
Capital expenditures incurred, but not yet paid	$989	$1,807
Software license acquired through investment disposal	$1,886	$—
Supplemental disclosure of non-cash financing activities:
Total fair value of restricted stock awards, restricted stock units and performance-based stock units on date vested	$9,092	$38,879

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

Equity Offering

On August 12, 2022, the Company entered into a Securities Purchase Agreement with certain investors for the sale (the "Equity Offering") in a private placement by the Company of 17,071,311 shares (the "Shares") of the Company’s common stock, par value $0.0001 per share, at a price of $3.05 per share. The aggregate gross proceeds from the Equity Offering were approximately $52.1 million, before deducting offering expenses paid by the Company of approximately $1.7 million. The Company intends to use the net proceeds from the Equity Offering to fund general corporate purposes, including capital expenditures, working capital and repayment of debt.

The original issuance of the Shares in the Equity Offering was exempt from the registration requirements of the Securities Act of 1933, as amended (the “Securities Act”). The Company subsequently filed a registration statement on Form S-3 (the “Registration Statement”) with the SEC registering the Shares, which Registration Statement was declared effective by the SEC on September 23, 2022.

Operating Segments

The Company's chief operating decision maker (the "CODM") is its President and Chief Executive Officer. The CODM assesses the Company's performance based on the performance of two separate organizations within Ribbon: the Cloud and Edge segment ("Cloud and Edge") and the IP Optical Networks segment ("IP Optical Networks").

Reclassifications

In the fourth quarter of 2021, the Company reclassified amounts recorded for amortization of certain acquired intangible assets in prior presentations from Total operating expenses under the caption "Amortization of acquired intangible assets" to Cost of revenue under the caption "Amortization of acquired technology" in the condensed consolidated statements of operations. The Company's management believes this presentation aids in the comparability of its financial statements to industry peers. This reclassification did not impact the condensed consolidated balance sheets or statements of cash flows for any historical periods. The Company reports depreciation of property and equipment related to production activities as components of Cost of revenue. This reclassification for the three and nine months ended September 30, 2021 was as follows

RIBBON COMMUNICATIONS INC.
Notes to Condensed Consolidated Financial Statements (Continued)
(unaudited)
(in thousands):

	Three months ended September 30, 2021			Nine months ended September 30, 2021
	Prior presentation	Amounts reclassified	Revised presentation	Prior presentation	Amounts reclassified	Revised presentation
Product revenue	$111,726		$111,726	$322,744		$322,744
Service revenue	98,672		98,672	291,636		291,636
Total revenue	210,398	—	210,398	614,380	—	614,380
Cost of revenue - product	53,494		53,494	144,580		144,580
Cost of revenue - service	36,576		36,576	110,498		110,498
Amortization of acquired technology	—	9,674	9,674	—	29,435	29,435
Total cost of revenue	90,070	9,674	99,744	255,078	29,435	284,513
Total gross profit	120,328	(9,674)	110,654	359,302	(29,435)	329,867
Research and development	49,132		49,132	143,339		143,339
Sales and marketing	36,113		36,113	108,212		108,212
General and administrative	12,148		12,148	40,435		40,435
Amortization of acquired intangible assets	17,221	(9,674)	7,547	50,225	(29,435)	20,790
Acquisition-, disposal- and integration-related	1,955		1,955	4,204		4,204
Restructuring and related	1,767		1,767	10,547		10,547
Total operating expenses	118,336	(9,674)	108,662	356,962	(29,435)	327,527
Income from operations	$1,992	$—	$1,992	$2,340	$—	$2,340

Significant Accounting Policies

The Company's significant accounting policies are disclosed in Note 2 to the Consolidated Financial Statements included in the Annual Report. There were no material changes to the significant accounting policies during the three months ended September 30, 2022.

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

The Company had $0.3 million and $2.6 million of restricted cash as of September 30, 2022 and December 31, 2021, respectively, representing restricted short-term bank deposits pledged to secure certain performance and financial bonds as security for the Company's obligations under tenders, contracts and to one of its main subcontractors.

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

Information regarding the Company's factoring of its financial assets for the three and nine months ended September 30, 2022 and 2021 is as follows (in thousands):

	Three months ended		Nine months ended
	September 30, 2022	September 30, 2021	September 30, 2022	September 30, 2021
Accounts receivable sold	$16,926	$24,961	$57,640	$88,608
Less factoring fees	(281)	$(169)	(757)	(570)
Net cash proceeds	$16,645	$24,792	$56,883	$88,038

Going Concern

The accompanying condensed consolidated financial statements are prepared in accordance with GAAP applicable to a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.

In the second quarter of 2022, although the Company was in compliance with its financial covenants, it projected that it may not maintain compliance with its financial covenants under the 2020 Credit Facility, as amended (as defined in Note 9), for the quarter ended September 30, 2022 due to the impact of market conditions, including supply chain disruptions, higher costs, and other geopolitical instabilities and disputes. Failure to remain in compliance would be an event of default that would permit the Lenders (as defined in Note 9) to accelerate the maturity of the 2020 Credit Facility.

Under the terms of the existing credit agreement (see Note 9), the Company is allowed, subject to certain limitations, to use a portion of the capital raised in the Equity Offering in the calculation of the covenant ratios for the quarter in which the Equity Offering was completed (quarter ended September 30, 2022) and for future calculation of the covenant ratios for which the third quarter of 2022 is included in the trailing twelve month period. As a result, the Company currently projects that it will remain in compliance with its financial covenants for at least one year from the date the condensed consolidated financial statements are issued.

Recent Accounting Pronouncements

In March 2022, the Financial Accounting Standards Board (the "FASB") issued ASU 2022-02, Financial Instruments – Credit Losses (Topic 326): Troubled Debt Restructurings and Vintage Disclosures (“ASU 2022-02”), which eliminates the accounting guidance on troubled debt restructurings ("TDRs") for creditors in ASC 310, Receivables (Topic 310), and requires entities to provide disclosures about current period gross write-offs by year of origination. Also, ASU 2022-02 updates the

RIBBON COMMUNICATIONS INC.
Notes to Condensed Consolidated Financial Statements (Continued)
(unaudited)
requirements related to accounting for credit losses under ASC 326, Financial Instruments – Credit Losses (Topic 326), and adds enhanced disclosures for creditors with respect to loan refinancings and restructurings for borrowers experiencing financial difficulty. ASU 2022-02 is effective for the Company January 1, 2023, with early adoption permitted. The Company believes that the adoption of ASU 2022-02 will not have a material impact on its consolidated financial statements upon adoption.

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

The calculations of shares used to compute diluted earnings (loss) per share were as follows (in thousands):

	Three months ended		Nine months ended
	September 30, 2022	September 30, 2021	September 30, 2022	September 30, 2021
Weighted average shares outstanding - basic	158,921	148,184	152,795	147,204
Potential dilutive common shares	—	—	—	—
Weighted average shares outstanding - diluted	158,921	148,184	152,795	147,204

Options to purchase the Company's common stock and unvested restricted and performance-based stock units aggregating 14.4 million shares have not been included in the computation of loss per share for the three and nine months ended September 30, 2022 because their effect would have been antidilutive. Options to purchase the Company's common stock and unvested restricted and performance-based stock awards and stock units aggregating 10.9 million shares have not been included in the computation of diluted loss per share for the three and nine months ended September 30, 2021 because their effect would have been antidilutive.

RIBBON COMMUNICATIONS INC.
Notes to Condensed Consolidated Financial Statements (Continued)
(unaudited)

(3) INVENTORY

Inventory at September 30, 2022 and December 31, 2021 consisted of the following (in thousands):

	September 30, 2022	December 31, 2021
On-hand final assemblies and finished goods inventories	$77,244	$57,360
Deferred cost of goods sold	3,887	1,474
	81,131	58,834
Less noncurrent portion (included in other assets)	(10,845)	(4,791)
Current portion	$70,286	$54,043

(4) INTANGIBLE ASSETS AND GOODWILL

The Company's intangible assets at September 30, 2022 and December 31, 2021 consisted of the following (in thousands):

September 30, 2022	Weighted average amortization period (years)	Cost	Accumulated amortization	Net carrying value
In-process research and development	*	$34,000	$—	$34,000
Developed technology	7.93	306,380	205,194	101,186
Customer relationships	11.86	268,140	99,245	168,895
Trade names	3.88	5,000	4,448	552
Software licenses	3.00	5,186	122	5,064
	9.12	$618,706	$309,009	$309,697

December 31, 2021	Weighted average amortization period (years)	Cost	Accumulated amortization	Net carrying value
In-process research and development	*	$34,000	$—	$34,000
Developed technology	7.93	306,380	181,393	124,987
Customer relationships	11.86	268,140	77,653	190,487
Trade names	3.88	5,000	3,744	1,256
Internal use software	3.00	730	730	—
	9.17	$614,250	$263,520	$350,730

* An in-process research and development intangible asset has an indefinite life until the product is generally available, at which time such asset is typically reclassified to developed technology.

Estimated future amortization expense for the Company's intangible assets at September 30, 2022 was as follows (in

RIBBON COMMUNICATIONS INC.
Notes to Condensed Consolidated Financial Statements (Continued)
(unaudited)
thousands):

Years ending December 31,
Remainder of 2022	$14,970
2023	56,881
2024	50,717
2025	44,005
2026	38,965
2027	33,936
Thereafter	70,223
$309,697

On August 29, 2022, the Company acquired perpetual software licenses from American Virtual Cloud Technologies, Inc. ("AVCT") for $4.4 million (see Note 5).

There were no changes to the carrying value of the Company's goodwill in the nine months ended September 30, 2022 and 2021. The components of goodwill at September 30, 2022 and 2021 were as follows (in thousands):

	Cloud and Edge	IP Optical Networks	Total
Balance at September 30, 2022
Goodwill	$392,302	$191,996	$584,298
Accumulated impairment losses	(167,406)	(116,000)	(283,406)
	$224,896	$75,996	$300,892
Balance at September 30, 2021
Goodwill	$392,302	$191,996	$584,298
Accumulated impairment losses	(167,406)	—	(167,406)
	$224,896	$191,996	$416,892

(5) INVESTMENTS AND FAIR VALUE HIERARCHY

The Company received debentures and warrants as sale consideration in connection with the sale of its Kandy Communications Business on December 1, 2020 to AVCT. The debentures bore interest at a rate of 10% per annum (the "Debentures"), which was added to the principal amount of the Debentures. The Company recorded $0.9 million and $3.6 million of interest income in the three and nine months ended September 30, 2021, which was added to the principal amount of the Debentures, and which is included in Interest expense, net, in the condensed consolidated statement of operations. On September 8, 2021 (the "Debenture Conversion Date"), the debentures were converted into 13,700,421 shares of AVCT common stock (the "Debenture Shares"). The warrants entitled the Company to purchase 4,377,800 shares of AVCT common stock at an exercise price of $0.01 per share, and were to expire on December 1, 2025 (the "Warrants"). The Company's investment in AVCT (the "AVCT Investment") was comprised of the Debentures and Warrants for periods prior to the Debenture Conversion Date and the Debenture Shares and Warrants for periods subsequent to the Debenture Conversion Date. The Company recorded the AVCT Investment at fair value, with changes in fair value recorded as a component of Other (expense) income, net, in the condensed consolidated statements of operations.

On August 29, 2022, the Company and AVCT entered into a settlement agreement which provided for, amongst other things, the cancellation of the Company's investment in the Debenture Shares and the Warrants with an aggregate fair value of $2.6 million. Pursuant to the settlement agreements, the Company and AVCT also entered into a Wind Down Agreement, pursuant to which a Reseller Agreement between the parties, as previously amended, was terminated, and the Company was granted a non-exclusive perpetual license to use and modify certain intellectual property owned by AVCT comprising WebRTC gateway technology that is integrated with Ribbon’s SBCs and Application Servers. As consideration, the Company paid AVCT $2.5 million in cash, the Debenture Shares were redeemed and canceled, and the Warrants were terminated and canceled. The perpetual license granted by AVCT is classified as Intangible assets, net in the Company's condensed consolidated balance sheet as of September 30, 2022 in the amount of $4.4 million.

RIBBON COMMUNICATIONS INC.
Notes to Condensed Consolidated Financial Statements (Continued)
(unaudited)

The fair value of the AVCT Investment, which was reported as an Investment in the Company's condensed consolidated balance sheet, was $43.9 million December 31, 2021. The Company had no investment in AVCT as of September 30, 2022 due to the settlement agreement entered into on August 29, 2022. The Company recorded losses of $1.9 million and $41.3 million in the three and nine months ended September 30, 2022, respectively, representing the change in the fair value of the AVCT Investment. The Company recorded losses of $56.5 million and $68.3 million in the three and nine months ended September 30, 2021, respectively, representing the change in the fair value of the AVCT Investment, which was partially offset by the paid-in-kind interest income described above. The AVCT Investment is classified as a Level 1 fair value measurement at December 31, 2021.

The Company evaluated the nature of the AVCT Investment at December 31, 2021, and determined that it represented an equity interest on a diluted basis of approximately 15%. The Company determined that it was not the primary beneficiary of AVCT as it did not have the power to direct the activities that most significantly impact the AVCT Investment's economic performance, and therefore concluded that the Company had neither significant influence nor a controlling interest arising from the AVCT Investment that would require consolidation as of December 31, 2021.

The carrying amounts of the Company's financial instruments approximate their fair values and include cash equivalents, accounts receivable, and accounts payable.

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

(6) ACCRUED EXPENSES AND OTHER
Accrued expenses at September 30, 2022 and December 31, 2021 consisted of the following (in thousands):

	September 30, 2022	December 31, 2021
Employee compensation and related costs	$29,460	$38,040
Professional fees	15,564	14,365
Other	54,237	48,347
	$99,261	$100,752

RIBBON COMMUNICATIONS INC.
Notes to Condensed Consolidated Financial Statements (Continued)
(unaudited)
(7) WARRANTY ACCRUALS

The changes in the Company's accrual balance in the nine months ended September 30, 2022 were as follows (in thousands):

Balance at January 1, 2022	$13,120
Current period provisions	3,970
Settlements	(4,318)
Balance at September 30, 2022	$12,772

(8) RESTRUCTURING AND FACILITIES CONSOLIDATION INITIATIVES

The Company recorded restructuring and related expense aggregating $1.3 million and $1.8 million in the three months ended September 30, 2022 and 2021, respectively, and $9.0 million and $10.5 million in the nine months ended September 30, 2022 and 2021, respectively. Restructuring and related expense includes restructuring expense (primarily severance and related costs), estimated future variable lease costs for vacated properties with no intent or ability of sublease, and accelerated rent amortization expense.

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

Restructuring and related expense for the three and nine months ended September 30, 2022 and 2021 was comprised of the following (in thousands):

	Three months ended		Nine months ended
	September 30, 2022	September 30, 2021	September 30, 2022	September 30, 2021
Severance and related costs	$(358)	$481	$4,623	$3,076
Variable and other facilities-related costs	970	$1,286	2,734	4,103
Accelerated amortization of lease assets due to cease-use	657	$—	1,620	3,368
	$1,269	$1,767	$8,977	$10,547

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

2022 Restructuring Plan

On February 14, 2022, the Company's Board of Directors approved a strategic restructuring program (the "2022 Restructuring Plan") to streamline the Company's operations in order to support the Company's investment in critical growth areas. The 2022 Restructuring Plan is expected to include, among other things, charges related to a consolidation of facilities and a workforce reduction. Any positions eliminated in countries outside the United States are subject to local law and

RIBBON COMMUNICATIONS INC.
Notes to Condensed Consolidated Financial Statements (Continued)
(unaudited)
consultation requirements.

The Company recorded restructuring and related expense of $1.3 million and $8.3 million in the three and nine months ended September 30, 2022, respectively, in connection with the 2022 Restructuring Plan. The amount for the three months ended September 30, 2022 was comprised of $1.0 million for variable and other facilities-related costs, $0.6 million for accelerated amortization of lease assets no longer being used with no ability or intent to sublease, and $(0.3) million for adjustments to severance and related costs. The amount for the nine months ended September 30, 2022 was comprised of $4.7 million for severance and related costs for approximately 60 employees, $2.0 million for variable and other facilities-related costs and $1.6 million for accelerated amortization of lease assets no longer being used with no ability or intent to sublease. A summary of the 2022 Restructuring Plan accrual activity for the nine months ended September 30, 2022 is as follows (in thousands):

	Balance at January 1, 2022	Initiatives charged to expense	Cash payments	Net transfer to operating lease accounts	Balance at September 30, 2022
Severance	$—	$4,679	$(3,324)	$—	$1,355
Variable and other facilities-related costs	—	2,042	(1,087)	—	955
Accelerated amortization of lease assets due to cease-use	—	1,620	—	(1,620)	—
	$—	$8,341	$(4,411)	$(1,620)	$2,310

Balance Sheet Classification

The current portions of accrued restructuring are included as a component of Accrued expenses and the long-term portions of accrued restructuring are included as a component of Other long-term liabilities in the condensed consolidated balance sheets. The long-term portions of accrued restructuring relate to facilities totaled $2.2 million at September 30, 2022 and $1.6 million at December 31, 2021.

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

The indebtedness and other obligations under the 2020 Credit Facility are unconditionally guaranteed on a senior secured basis by the Company, Edgewater Networks, Inc., a wholly-owned subsidiary of the Company, and GENBAND Inc., a wholly-

RIBBON COMMUNICATIONS INC.
Notes to Condensed Consolidated Financial Statements (Continued)
(unaudited)
owned subsidiary of the Company (together, the "Guarantors"). The facilities under the 2020 Credit Facility are secured by first-priority liens on substantially all of the assets of the Borrower and the Guarantors, including substantially all of the assets of the Company.

The 2020 Credit Facility requires compliance with certain financial covenants, including a minimum Consolidated Fixed Charge Coverage Ratio and a maximum Consolidated Net Leverage Ratio (each as defined in the 2020 Credit Facility, and each tested on a quarterly basis). The 2020 Credit Facility permits the Company to use proceeds from the sale of equity securities, subject to certain limitations, in the calculation of the minimum Consolidated Fixed Charge Coverage Ratio and maximum Consolidated Net Leverage Ratio for the quarter in which such equity sale occurs, and for future calculations of the covenant ratios where such quarter is included.

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

RIBBON COMMUNICATIONS INC.
Notes to Condensed Consolidated Financial Statements (Continued)
(unaudited)
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

RIBBON COMMUNICATIONS INC.
Notes to Condensed Consolidated Financial Statements (Continued)
(unaudited)
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

At September 30, 2022, the Company had an outstanding balance under the 2020 Term Loan of $335.5 million at an average interest rate of 5.4% and $3.3 million of letters of credit outstanding with an interest rate of 4.5%. At December 31, 2021, the Company had an outstanding 2020 Term Loan balance of $375.5 million at an average interest rate of 3.4% and $4.3 million of letters of credit outstanding with an interest rate of 2.5%. The Company was in compliance with all covenants of the 2020 Credit Facility at both September 30, 2022 and December 31, 2021.

Letters of Credit and Performance and Bid Bonds

The Company uses letters of credit and performance and bid bonds in the course of its business. At September 30, 2022, the Company had letters of credit, bank guarantees, and performance and bid bonds outstanding (collectively, "Guarantees") aggregating $9.5 million, comprised of the $3.3 million of letters of credit under the 2020 Credit Facility described above (the "Letters of Credit") and $6.3 million of bank guarantees and performance and bid bonds (collectively, the "Other Guarantees") under various uncommitted facilities. At December 31, 2021, the Company had Guarantees aggregating $30.1 million, comprised of the $4.3 million of Letters of Credit noted above and $25.8 million of Other Guarantees. At September 30, 2022 and December 31, 2021, the Company had cash collateral of $0.3 million and $2.6 million, respectively, supporting the Guarantees, which is reported as Restricted cash in the condensed consolidated balance sheets.

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

Cash Flow Hedge of Interest Rate Risk

The 2020 Term Loan Facility had outstanding balances of $335.5 million and $375.5 million at September 30, 2022 and December 31, 2021, respectively. The 2020 Revolving Credit Facility was undrawn at both September 30, 2022 and December 31, 2021. Borrowings under the 2020 Credit Facility have variable interest rates based on LIBOR (see Note 9). As a result of exposure to interest rate movements, during March 2020, the Company entered into an interest rate swap arrangement, which

RIBBON COMMUNICATIONS INC.
Notes to Condensed Consolidated Financial Statements (Continued)
(unaudited)
effectively converted its $400 million term loan with its variable interest rate based upon one-month LIBOR to an aggregate fixed rate of 0.904%, plus a leverage-based margin as defined in the 2020 Credit Facility.

On July 22, 2022, the Company sold $30 million of the notional amount of its interest rate swap back to its counterparty for $1.5 million, reducing the notional amount of this swap to $370 million. On August 16, 2022 the Company sold another $30 million of the notional amount of its interest rate swap back to its counterparty for $1.6 million, reducing the notional amount to $340 million, which approximates the current level of our term loan debt outstanding. The gain in accumulated other comprehensive (loss) income related to the $60 million notional amount sold of $3.1 million is being released into earnings on a straight line basis over the remaining term of the 2020 Credit Facility as a decrease to interest expense, the amortization of which totaled $0.2 million for the three and nine months ended September 30, 2022. The notional amount of this swap at September 30, 2022 was $340 million, and the swap matures on March 3, 2025, the same date the 2020 Credit Facility matures.

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

The effective portion of changes in the fair value of designated derivatives that qualify as cash flow hedges is recorded in accumulated other comprehensive income in the condensed consolidated balance sheet and is subsequently reclassified into earnings in the period that the hedged forecasted transactions affect earnings. During the three and nine months ended September 30, 2022 and 2021, such a derivative was used to hedge the variable cash flows associated with the outstanding borrowings under the 2020 Credit Facility and the Company has accounted for this derivative as an effective hedge. Any ineffective portion of the change in the fair value of the derivative would be recognized directly in earnings.

Amounts reported in accumulated other comprehensive income related to the Company's derivative are reclassified to interest expense as interest is accrued on the Company’s variable-rate debt. Based upon projected forward rates, the Company estimates as of September 30, 2022 that $11 million may be reclassified as a decrease to interest expense over the next twelve months.

The impact of the Company’s derivative financial instrument on its condensed consolidated statements of comprehensive (loss) income for the three and nine months ended September 30, 2022 and 2021 was as follows, net of tax (in thousands):

	Three months ended		Nine months ended
	September 30, 2022	September 30, 2021	September 30, 2022	September 30, 2021
Gain recognized in other comprehensive income (loss) on derivative, net of tax	$3,056	$30	$21,685	$4,905
Amount reclassified from accumulated other comprehensive income (loss) to interest expense	(1,330)	830	(437)	2,419
	$1,726	$860	$21,248	$7,324

The fair values and locations in the condensed consolidated balance sheets at September 30, 2022 and December 31, 2021 of the Company's derivative assets (liabilities) designated as a hedging instrument were as follows (in thousands):

	Balance sheet location	September 30, 2022	December 31, 2021
Interest rate derivative - asset derivative	Other current assets	$11,033	$—
Interest rate derivative - asset derivative	Other assets	15,250	3,865
Interest rate derivative - liability derivative	Accrued expenses and other	—	(2,054)
		$26,283	$1,811

RIBBON COMMUNICATIONS INC.
Notes to Condensed Consolidated Financial Statements (Continued)
(unaudited)
The Company has classified the interest rate derivative aggregating $26.3 million and $1.8 million at September 30, 2022 and December 31, 2021, respectively, as Level 2 fair value measurements within the fair value hierarchy (see Note 5).

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

Disaggregation of Revenue

The Company disaggregates its revenue from contracts with customers based on the nature of the products and services and the geographic regions in which each customer is domiciled. The Company's revenue for the three and nine months ended September 30, 2022 and 2021 was disaggregated as follows:

RIBBON COMMUNICATIONS INC.
Notes to Condensed Consolidated Financial Statements (Continued)
(unaudited)

Three months ended September 30, 2022	Product revenue	Service revenue (maintenance)	Service revenue (professional services)	Total revenue
United States	$42,373	$32,980	$11,684	$87,037
Europe, Middle East and Africa	42,454	20,022	7,147	69,623
Asia Pacific	19,077	11,382	3,186	33,645
Other	7,248	7,605	1,969	16,822
	$111,152	$71,989	$23,986	$207,127

Three months ended September 30, 2021	Product revenue	Service revenue (maintenance)	Service revenue (professional services)	Total revenue
United States	$47,134	$33,391	$12,764	$93,289
Europe, Middle East and Africa	32,234	19,290	7,971	59,495
Asia Pacific	26,087	10,618	4,215	40,920
Other	6,271	8,371	2,052	16,694
	$111,726	$71,670	$27,002	$210,398

Nine months ended September 30, 2022	Product revenue	Service revenue (maintenance)	Service revenue (professional services)	Total revenue
United States	$128,056	$99,090	$33,689	$260,835
Europe, Middle East and Africa	95,392	56,464	20,503	172,359
Asia Pacific	64,471	31,178	10,791	106,440
Other	17,890	23,320	5,277	46,487
	$305,809	$210,052	$70,260	$586,121

Nine months ended September 30, 2021	Product revenue	Service revenue (maintenance)	Service revenue (professional services)	Total revenue
United States	$140,074	$97,813	$35,516	$273,403
Europe, Middle East and Africa	91,751	59,684	22,622	174,057
Asia Pacific	70,714	31,203	13,886	115,803
Other	20,205	24,112	6,800	51,117
	$322,744	$212,812	$78,824	$614,380

The Company's product revenue from indirect sales through its channel partner program and from its direct sales program for the three and nine months ended September 30, 2022 and 2021 was as follows (in thousands):

	Three months ended		Nine months ended
	September 30, 2022	September 30, 2021	September 30, 2022	September 30, 2021
Indirect sales through channel partner program	$34,382	$25,214	$86,335	$72,491
Direct sales	76,770	86,512	219,474	250,253
	$111,152	$111,726	$305,809	$322,744

The Company's product revenue from sales to enterprise customers and from sales to service provider customers for the three and nine months ended September 30, 2022 and 2021 was as follows (in thousands):

RIBBON COMMUNICATIONS INC.
Notes to Condensed Consolidated Financial Statements (Continued)
(unaudited)

	Three months ended		Nine months ended
	September 30, 2022	September 30, 2021	September 30, 2022	September 30, 2021
Sales to enterprise customers	$33,136	$20,034	$78,056	$67,225
Sales to service provider customers	78,016	91,692	227,753	255,519
	$111,152	$111,726	$305,809	$322,744

The Company's product revenue and service revenue components by segment for the three and nine months ended September 30, 2022 and 2021 were as follows (in thousands):

	Three months ended		Nine months ended
	September 30, 2022	September 30, 2021	September 30, 2022	September 30, 2021
Product revenue:
Cloud and Edge	$51,321	$65,587	$153,081	$180,100
IP Optical Networks	59,831	46,139	152,728	142,644
Total product revenue	$111,152	$111,726	$305,809	$322,744

Service revenue:
Maintenance:
Cloud and Edge	$55,686	$56,786	$165,895	$169,445
IP Optical Networks	16,303	14,884	44,157	43,367
Total maintenance revenue	71,989	71,670	210,052	212,812
Professional services:
Cloud and Edge	17,678	20,064	52,595	59,735
IP Optical Networks	6,308	6,938	17,665	19,089
Total professional services revenue	23,986	27,002	70,260	78,824
Total service revenue	$95,975	$98,672	$280,312	$291,636

Revenue Contract Balances

The timing of revenue recognition, billings and cash collections results in billed accounts receivable; unbilled receivables, which are contract assets; and customer advances and deposits, which are contract liabilities, in the Company's condensed consolidated balance sheets. Amounts are billed as work progresses in accordance with agreed-upon contractual terms, either at periodic intervals or upon achievement of contractual milestones. Completion of services and billing may occur subsequent to revenue recognition, resulting in contract assets. The Company may receive advances or deposits from its customers before revenue is recognized, resulting in contract liabilities that are classified as deferred revenue. These assets and liabilities are reported in the Company's condensed consolidated balance sheets on a contract-by-contract basis as of the end of each reporting period. Changes in the contract asset and liability balances during the three months ended September 30, 2022 were not materially impacted by any factors other than billing and revenue recognition. Nearly all of the Company's deferred revenue balance is related to services revenue, primarily customer support contracts. Unbilled receivables stem primarily from engagements where services have been performed; however, billing cannot occur until services are completed.

In some arrangements, the Company allows customers to pay for term-based software licenses and products over the term of the software license. The Company also sells SaaS-based software under subscription arrangements, with payment terms over the term of the SaaS agreement. Amounts recognized as revenue in excess of amounts billed are recorded as unbilled receivables. Unbilled receivables that are anticipated to be invoiced in the next twelve months are included in Accounts receivable on the Company's condensed consolidated balance sheets. The changes in the Company's accounts receivable, unbilled receivables and deferred revenue balances for the nine months ended September 30, 2022 were as follows (in thousands):

RIBBON COMMUNICATIONS INC.
Notes to Condensed Consolidated Financial Statements (Continued)
(unaudited)

	Accounts receivable	Unbilled accounts receivable	Deferred revenue (current)	Deferred revenue (long-term)
Balance at January 1, 2022	$208,972	$73,945	$109,119	$20,619
Increase (decrease), net	(63,441)	18,358	(18,980)	1,566
Balance at September 30, 2022	$145,531	$92,303	$90,139	$22,185

The Company recognized approximately $85 million of revenue in the nine months ended September 30, 2022 that was recorded as deferred revenue at December 31, 2021 and approximately $81 million of revenue in the nine months ended September 30, 2021 that was recorded as deferred revenue at December 31, 2020. Of the Company's deferred revenue reported as long-term in its condensed consolidated balance sheet at September 30, 2022, the Company expects that approximately $4 million will be recognized as revenue in 2023, approximately $10 million will be recognized as revenue in 2024 and approximately $8 million will be recognized as revenue in 2025 and beyond.

All freight-related customer invoicing is recorded as revenue, while the shipping and handling costs that occur after control of the promised goods or services transfer to the customer are reported as fulfillment costs, a component of Cost of revenue - product in the Company's condensed consolidated statements of operations.

Deferred Commissions Cost

Sales commissions earned by the Company's employees are considered incremental and recoverable costs of obtaining a contract with a customer. Expense related to commission payments has been deferred on our condensed consolidated balance sheet and is being amortized over the expected life of the customer contract, which averages five years. The current and long-term portions of deferred commission expense are included as components of Other current assets and Other assets, respectively. At both September 30, 2022 and December 31, 2021, the Company had $3.8 million of deferred sales commissions capitalized.

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

RIBBON COMMUNICATIONS INC.
Notes to Condensed Consolidated Financial Statements (Continued)
(unaudited)
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

The tables below provide information regarding revenue, adjusted gross profit, and depreciation expense by reportable segment for the three and nine months ended September 30, 2022 and 2021 (in thousands):

	Three months ended		Nine months ended
	September 30, 2022	September 30, 2021	September 30, 2022	September 30, 2021
Segment revenue:
Cloud and Edge	$124,685	$142,437	$371,571	$409,280
IP Optical Networks	82,442	67,961	214,550	205,100
Revenue	$207,127	$210,398	$586,121	$614,380

	Three months ended		Nine months ended
	September 30, 2022	September 30, 2021	September 30, 2022	September 30, 2021
Segment adjusted gross profit:
Cloud and Edge	$81,524	$95,998	$243,196	$276,170
IP Optical Networks	31,287	24,918	69,556	84,544
Total segment adjusted gross profit	112,811	120,916	312,752	360,714
Stock-based compensation expense	(725)	(588)	(1,906)	(1,412)
Amortization of acquired technology	(7,768)	(9,674)	(23,923)	(29,435)
Gross profit	$104,318	$110,654	$286,923	$329,867

	Three months ended		Nine months ended
	September 30, 2022	September 30, 2021	September 30, 2022	September 30, 2021
Segment depreciation expense:
Cloud and Edge	$2,753	$3,018	$8,153	$9,297
IP Optical Networks	1,162	1,191	3,535	3,387
Depreciation expense	$3,915	$4,209	$11,688	$12,684

(13) MAJOR CUSTOMERS

The following customers contributed 10% or more of the Company's revenue in the three and nine months ended September 30, 2022 and 2021:

	Three months ended		Nine months ended
	September 30, 2022	September 30, 2021	September 30, 2022	September 30, 2021
Verizon Communications Inc.	13%	18%	16%	17%
AT&T	10%	*	*	*
* Less than 10% of total revenue.

At September 30, 2022, no customer accounted for 10% or more of the Company's accounts receivable balance. At December 31, 2021, one customer accounted for 10% or more of the Company's accounts receivable balance, representing approximately 15% of total accounts receivable. The Company performs ongoing credit evaluations of its customers and

RIBBON COMMUNICATIONS INC.
Notes to Condensed Consolidated Financial Statements (Continued)
(unaudited)
generally does not require collateral on accounts receivable, although in some instances the Company may require letters of credit to support customer outstanding accounts receivable balances. The Company maintains an allowance for doubtful accounts and such losses have been within management's expectations.

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

RIBBON COMMUNICATIONS INC.
Notes to Condensed Consolidated Financial Statements (Continued)
(unaudited)
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

RIBBON COMMUNICATIONS INC.
Notes to Condensed Consolidated Financial Statements (Continued)
(unaudited)
Stock Options

The activity related to the Company's outstanding stock options for the nine months ended September 30, 2022 was as follows:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value (in thousands)
Outstanding at January 1, 2022	184,169	$13.25
Exercised	(708)	$1.77
Expired	(11,609)	$16.39
Outstanding at September 30, 2022	171,852	$13.09	1.90	$15
Vested or expected to vest at September 30, 2022	171,852	$13.09	1.90	$15
Exercisable at September 30, 2022	171,852	$13.09	1.90	$15

Both the total intrinsic value of options exercised and cash received in connection with those exercises was nominal in the three and nine months ended September 30, 2022.

Restricted Stock Units

The activity related to the Company's RSUs for the nine months ended September 30, 2022 was as follows:

	Shares	Weighted Average Grant Date Fair Value
Unvested balance at January 1, 2022	5,389,611	$6.19
Granted	5,665,068	$3.12
Vested	(2,808,137)	$6.00
Forfeited	(685,571)	$5.13
Unvested balance at September 30, 2022	7,560,971	$4.06

The total grant date fair value of shares of restricted stock underlying RSUs that vested during the nine months ended September 30, 2022 was $16.8 million.

Performance-Based Stock Units

The activity related to the Company's PSUs for the nine months ended September 30, 2022 was as follows:

	Shares	Weighted Average Grant Date Fair Value
Unvested balance at January 1, 2022	4,987,876	$2.87
Granted	2,228,073	$3.27
Vested	(179,184)	$5.02
Forfeited	(383,262)	$7.82
Unvested balance at September 30, 2022	6,653,503	$2.52

The total grant date fair value of shares of restricted stock underlying PSUs that vested during the nine months ended September 30, 2022 was $0.9 million.

RIBBON COMMUNICATIONS INC.
Notes to Condensed Consolidated Financial Statements (Continued)
(unaudited)
Stock-Based Compensation

The condensed consolidated statements of operations include stock-based compensation for the three and nine months ended September 30, 2022 and 2021 as follows (in thousands):

	Three months ended		Nine months ended
	September 30, 2022	September 30, 2021	September 30, 2022	September 30, 2021
Product cost of revenue	$133	$96	$339	$216
Service cost of revenue	592	492	1,567	1,196
Research and development	1,289	1,223	3,735	3,010
Sales and marketing	1,567	1,581	4,418	5,207
General and administrative	1,260	1,169	3,436	4,782
	$4,841	$4,561	$13,495	$14,411

At September 30, 2022, there was $26.7 million, net of expected forfeitures, of unrecognized stock-based compensation expense related to unvested stock options and stock units. This expense is expected to be recognized over a weighted average period of approximately two years.

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

Right-of-use assets and lease liabilities are initially measured based on the present value of the future minimum fixed lease payments (i.e., fixed payments in the lease contract) over the lease term at the commencement date. As the Company's existing leases do not have a readily determinable implicit rate, the Company uses its incremental borrowing rate based on the information available at the commencement date in determining the present value of future minimum fixed lease payments. The Company calculates its incremental borrowing rate to reflect the interest rate that it would have to pay to borrow on a collateralized basis an amount equal to the lease payments in a similar economic environment over a similar term and considers its historical borrowing activities and market data from entities with comparable credit ratings in this determination. The measurement of the right-of-use asset also includes any lease payments made prior to the commencement date (excluding any lease incentives) and initial direct costs incurred. The Company assessed its right-of-use assets for impairment as of September 30, 2022 and December 31, 2021 and determined no impairment has occurred.

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

RIBBON COMMUNICATIONS INC.
Notes to Condensed Consolidated Financial Statements (Continued)
(unaudited)
minimum fixed lease payments and as a result, are excluded from the measurement of the right-of-use assets and lease liabilities. The Company expenses all variable lease costs as incurred.

Certain leased facilities are being partially or fully vacated as part of the 2022 Restructuring Plan and for some of those facilities, the Company has no plans to enter into sublease agreements. Accordingly, the Company accelerated the amortization of those lease assets through the planned cease-use date of each facility, resulting in additional amortization expense of $0.6 million and $1.6 million in the three and nine months ended September 30, 2022, respectively. The Company also recorded expense of $0.7 million and $1.0 million in the three and nine months ended September 30, 2022, respectively, for all estimated future variable lease costs related to those facilities.

In connection with the 2020 Restructuring Plan, the Company accelerated amortization totaling $0.2 million and $0.6 million in the three and nine months ended September 30, 2021, respectively for leased facilities that were vacated in 2021 as part of the consolidation of certain sites following the ECI Acquisition. The Company did not record estimated future variable lease costs in the three or nine months ended September 30, 2022 related to the 2020 Restructuring Plan.

In connection with the 2019 Restructuring Plan, certain lease assets related to facilities were partially or fully vacated as the Company consolidated its facilities. The Company had no plans to enter into sublease agreements for some of those facilities. The Company ceased use of those facilities in the first quarter of 2021, the first and fourth quarters of 2020, and the third quarter of 2019. Accordingly, the Company accelerated the amortization of the associated lease assets through the planned cease-use date of each facility, resulting in additional amortization expense of $3.4 million in the nine months ended September 30, 2021. The Company also recorded expense of $1.4 million in the nine months ended September 30, 2021 for all estimated future variable lease costs related to those facilities. The Company did not record expense for accelerated amortization or estimated future variable lease costs in connection with the 2019 Restructuring Plan in the three months ended September 30, 2021. The Company did not record expense for accelerated amortization or estimated future variable lease costs in connection with the 2019 Restructuring Plan in the three or nine months ended September 30, 2022.

All accelerated amortization and accrual of future variable costs are recorded as Restructuring and related expense in the Company's condensed consolidated statements of operations. At September 30, 2022 and December 31, 2021, the Company had accruals of $2.2 million and $1.6 million, respectively, for all future anticipated variable lease costs related to these facilities. The Company may incur additional future expense if it is unable to sublease other locations included in the Facilities Initiative.

The Company leases its corporate offices and other facilities under operating leases, which expire at various times through 2032. The Company's right-of-use lease assets and lease liabilities at September 30, 2022 and December 31, 2021 were as follows (in thousands):

	Classification	September 30, 2022	December 31, 2021
Assets:
Operating lease assets	Operating lease right-of-use assets	$48,079	$53,147
Finance lease assets*	Property and equipment, net	43	287
Total leased assets		$48,122	$53,434

Liabilities:
Current:
Operating	Operating lease liabilities	$15,617	$17,403
Finance	Accrued expenses and other	159	503
Noncurrent:
Operating	Operating lease liabilities, net of current	49,137	55,196
Finance	Other long-term liabilities	4	64
Total lease liabilities		$64,917	$73,166

* Finance lease assets were recorded net of accumulated depreciation of $1.2 million and $1.8 million at September 30, 2022 and December 31, 2021, respectively.

RIBBON COMMUNICATIONS INC.
Notes to Condensed Consolidated Financial Statements (Continued)
(unaudited)

The components of lease expense for the three and nine months ended September 30, 2022 and 2021 were as follows (in thousands):

	Three months ended		Nine months ended
	September 30, 2022	September 30, 2021	September 30, 2022	September 30, 2021
Operating lease cost*	$5,233	$4,996	$15,401	$19,027
Finance lease cost:
Amortization of leased assets	64	158	244	567
Interest on lease liabilities	2	12	12	58
Short-term lease cost	3,610	3,327	10,451	9,889
Variable lease costs (costs excluded from minimum fixed lease payments)**	1,424	589	3,283	3,247
Sublease income	(502)	(510)	(1,439)	(985)
Net lease cost	$9,831	$8,572	$27,952	$31,803

* Operating lease costs for the three and nine months ended September 30, 2022 included $0.6 million and $1.6 million, respectively, of accelerated amortization for certain assets partially or fully vacated with no intent or ability to sublease. Operating lease costs for the nine months ended September 30, 2021 included $3.4 million of accelerated amortization for certain assets partially or fully vacated with no intent or ability to sublease. No such accelerated amortization was recorded in the three months ended September 30, 2021.
** Variable lease costs for the three and nine months ended September 30, 2022 included accruals of $0.7 million and $1.0 million, respectively, for future estimated variable expenses related to certain assets partially or fully vacated with no intent or ability to sublease. Variable lease costs for the nine months ended September 30, 2021 included accruals of $1.4 million for all future estimated variable expenses related to certain assets partially or fully vacated with no intent or ability to sublease. No such variable costs were accrued in the three months ended September 30, 2021.

Cash flow information related to the Company's leases for the nine months ended September 30, 2022 and 2021 was as follows (in thousands):

	Nine months ended
	September 30, 2022	September 30, 2021
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows for operating leases	$15,662	$16,509
Operating cash flows for finance leases	$12	$58
Financing cash flows for finance leases	$433	$736

Other information related to the Company's leases as of September 30, 2022 and December 31, 2021 was as follows:

	September 30, 2022	December 31, 2021
Weighted average remaining lease term (years):
Operating leases	5.97	6.25
Finance leases	0.42	1.00
Weighted average discount rate:
Operating leases	5.70%	5.61%
Finance leases	3.20%	4.15%

Future minimum fixed lease payments under noncancelable leases at September 30, 2022 were as follows (in thousands):

RIBBON COMMUNICATIONS INC.
Notes to Condensed Consolidated Financial Statements (Continued)
(unaudited)

	Operating	Finance
	leases	leases
Remainder of 2022	$4,758	$98
2023	18,301	66
2024	15,375	—
2025	8,158	—
2026	6,720	—
2027 and beyond	24,165	—
Total lease payments	77,477	164
Less: interest	(12,723)	(1)
Present value of lease liabilities	$64,754	$163

(16) INCOME TAXES

The Company's income tax provisions for the nine months ended September 30, 2022 and 2021 reflect the Company's estimates of the effective rates expected to be applicable for the respective full years, adjusted for any discrete events, which are recorded in the period that they occur. These estimates are reevaluated each quarter based on the Company's estimated tax expense for the full year. The estimated effective tax rate includes the impact of valuation allowances in various jurisdictions. The Company intends to continue to maintain a valuation allowance on its deferred tax assets until there is sufficient evidence to support the reversal of all or some portion of the respective allowances. During the three months ended September 30, 2022, the Company recognized a tax benefit of $6.8M related to the release of a valuation allowance on the capital loss deferred tax asset related to its investment in AVCT. The Company generated a capital loss from the cancellation of the AVCT Debenture Shares and Warrants, which it concluded will be carried back to offset capital gains recognized in a prior tax year.

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

(17) COMMITMENTS AND CONTINGENCIES

Liabilities for Royalty Payments to the IIA

Prior to the ECI Acquisition, ECI had received research and development grants from the Office of the Innovation Authority of the Israeli Ministry of Economics (the "IIA"). The Company assumed ECI's contract with the IIA, which requires the Company to pay royalties to the IIA on proceeds from the sale of products which the Israeli government has supported by way of research and development grants. The royalties for grants prior to 2017 were calculated at the rates of 1.3% to 5.0% of the aggregated proceeds from the sale of such products developed at certain of the Company's R&D centers, up to an amount not exceeding 100% of such grants plus interest at LIBOR. Effective for grants approved in 2017 and subsequently, interest was calculated at the higher of LIBOR plus 1.5% to 2.75%. At September 30, 2022, the Company's maximum possible future royalties commitment, including $4.6 million of unpaid royalties accrued, was $31.0 million, including interest of $1.5 million, based on estimates of future product sales, grants received from the IIA not yet repaid, and management's estimation of products still to be sold.

Research and Development Grants

The Company records grants received from the IIA as a reduction to research and development expense. Royalties payable to the IIA are recognized pursuant to sales of related products and are classified as Cost of revenue. The Company does not anticipate receiving material grants from the IIA in the foreseeable future.

RIBBON COMMUNICATIONS INC.
Notes to Condensed Consolidated Financial Statements (Continued)
(unaudited)
Litigation

The Company is often a party to disputes and legal proceedings that it considers routine and incidental to its business, including those described below. The Company believes that it has meritorious defenses to the allegations made in the pending cases and intends to vigorously defend these lawsuits; however, the Company is unable currently to forecast the ultimate outcome of these or similar matters. Since it is difficult to predict the outcome of legal proceedings, it is possible that the ultimate outcomes could materially and adversely affect the Company’s business, financial position, results of operations or cash flows. Accordingly, with respect to these proceedings, the Company is currently unable to reasonably estimate the possible loss or range of possible loss.

Miller Complaint. On November 8, 2018, Ron Miller, a purported stockholder of the Company, filed a Class Action Complaint (the "Miller Complaint") in the United States District Court for the District of Massachusetts (the "Massachusetts District Court") against the Company and three of its former officers (collectively, the "Defendants"), claiming to represent a class of purchasers of Sonus common stock during the period from January 8, 2015 through March 24, 2015 and alleging violations of the federal securities laws. Similar to a previous complaint entitled Sousa et al. vs. Sonus Networks, Inc. et al., which was dismissed with prejudice by an order dated June 6, 2017, the Miller Complaint claims that the Defendants made misleading forward-looking statements concerning Sonus' expected fiscal first quarter of 2015 financial performance, which statements were also the subject of an August 7, 2018 Securities and Exchange Commission Cease and Desist Order, whose findings the Company neither admitted nor denied. The Miller plaintiffs are seeking monetary damages.

After the Miller Complaint was filed, several parties filed and briefed motions seeking to be selected by the Massachusetts District Court to serve as a Lead Plaintiff in the action. On June 21, 2019, the Massachusetts District Court appointed a group as Lead Plaintiffs and the Lead Plaintiffs filed an amended complaint on July 19, 2019. On August 30, 2019, the Defendants filed a motion to dismiss the Miller Complaint and, on October 4, 2019, the Lead Plaintiffs filed an opposition to the motion to dismiss. There was an oral argument on the motion to dismiss on February 12, 2020, and on October 20, 2022 the court denied the motion to dismiss. No schedule has been set by the court for this matter.

Charter Complaint. On September 19, 2022, Charter Communications Operating, LLC (“Charter”) filed two complaints against two of our subsidiaries (Sonus Networks, Inc. and Ribbon Communications Operating Company, Inc.) alleging breach of contract with respect to indemnification obligations purportedly owed to Charter in connection with Charter’s legal dispute with Sprint Communications Company L.P., which was settled by Charter in March 2022. One complaint was filed in the Supreme Court of the State of New York, New York County; the other was filed by Charter as well as co-Plaintiffs Charter Communications Holding Company, LLC and Bright House Networks, LLC, in the Superior Court of the State of Delaware in and for New Castle County. In both suits, Charter is seeking monetary damages. We have not yet filed an answer to Charter’s complaints, and no schedule has been set by either court.

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

Equity Offering

On August 12, 2022, we entered into a Securities Purchase Agreement with certain investors for the sale (the "Equity Offering") in a private placement by us of 17,071,311 shares (the "Shares") our common stock, par value $0.0001 per share, at a price of $3.05 per share. The aggregate gross proceeds from the Equity Offering were approximately $52.1 million, before deducting offering expenses paid by us of approximately $1.7 million. We intend to use the net proceeds from the Equity Offering to fund general corporate purposes, including capital expenditures, working capital and repayment of debt.

The original issuance of the Shares in the Equity Offering was exempt from the registration requirements of the Securities Act of 1933, as amended (the “Securities Act”). The Company subsequently filed a registration statement on Form S-3 (the “Registration Statement”) with the SEC registering the Shares, which Registration Statement was declared effective by the SEC on September 23, 2022.

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

This reclassification resulted in $9.7 million and $29.4 million of expense recorded to Amortization of acquired technology within Total cost of revenue in the three and nine months ended September 30, 2021, respectively, and decreases to Amortization of acquired intangible assets within Total operating expenses of $9.7 million and $29.4 million, respectively. The increases to Total cost of revenue decreased our gross profit as a percentage of revenue ("gross margin") by approximately five percentage points in both the three and nine months ended September 30, 2021, respectively.

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

Financial Overview

Financial Results

We reported a loss from operations of $3.3 million for the three months ended September 30, 2022 and income from operations of $2.0 million for the three months ended September 30, 2021. We reported a loss from operations of $49.6 million for the nine months ended September 30, 2022 and income from operations of $2.3 million for the nine months ended September 30, 2021. The loss from operations in 2022 is primarily related to lower sales, the impact from higher supply chain costs and the incremental investment in R&D within our IP Optical Networks segment.

Our revenue was $207.1 million and $210.4 million in the three months ended September 30, 2022 and 2021, respectively. Our gross profit and gross margin were $104.3 million and 50.4%, respectively, in the three months ended September 30, 2022, and $110.7 million and 52.6%, respectively, in the three months ended September 30, 2021. Our revenue was $586.1 million and $614.4 million in the nine months ended September 30, 2022 and 2021, respectively. Our gross profit and gross margin were $286.9 million and 49.0%, respectively, in the nine months ended September 30, 2022, and $329.9 million and 53.7%, respectively, in the nine months ended September 30, 2021. The lower revenue in the nine months of 2022 compared to 2021 is primarily related to lower SBC sales and lower service revenue from Service Provider VoIP Network Transformation projects completing in the first quarter.

Revenue from our Cloud and Edge segment was $124.7 million and $142.4 million in the three months ended September 30, 2022 and 2021, respectively. Gross profit and gross margin for this segment were $76.4 million and 61.3%, respectively, in the three months ended September 30, 2022, and $89.0 million and 62.5%, respectively, in the three months ended September 30, 2021. Revenue from our Cloud and Edge segment was $371.6 million and $409.3 million in the nine months ended September 30, 2022 and 2021, respectively. Gross profit and gross margin for this segment were $227.4 million and 61.2%, respectively, in the nine months ended September 30, 2022, and $255.4 million and 62.4%, respectively, in the nine months ended September 30, 2021.

Revenue from our IP Optical Networks segment was $82.4 million and $68.0 million in the three months ended September 30, 2022 and 2021, respectively. Gross profit and gross margin for this segment were $27.9 million and 33.8%, respectively, in the three months ended September 30, 2022, and $21.7 million and 31.9%, respectively, in the three months ended September 30, 2021. Revenue from our IP Optical Networks segment was $214.6 million and $205.1 million in the nine months ended September 30, 2022 and 2021, respectively. Gross profit and gross margin for this segment were $59.5 million and 27.7%, respectively, in the nine months ended September 30, 2022, and $74.5 million and 36.3%, respectively, in the nine months ended September 30, 2021. Gross margin in 2022 is lower than 2021 due to higher component and logistics costs, as well as increased investment in customer service to support our expanded global footprint.

Our operating expenses were $107.6 million and $108.7 million in the three months ended September 30, 2022 and 2021, respectively, and $336.5 million and $327.5 million in the nine months ended September 30, 2022 and 2021, respectively. The increased operating expenses are primarily related to higher R&D investment in our IP Optical Networks segment to support the expansion of the portfolio. Operating expenses for the three months ended September 30, 2022 included $7.5 million of amortization of acquired intangible assets, $1.0 million of acquisition-, disposal- and integration-related expense, and $1.3 million of restructuring and related expense. Operating expenses for the three months ended September 30, 2021 included $7.5 million of amortization of acquired intangible assets, $2.0 million of acquisition-, disposal- and integration-related expense, and $1.8 million of restructuring and related expense. Operating expenses for the nine months ended September 30, 2022 included $22.3 million of amortization of acquired intangible assets, $4.4 million of acquisition-, disposal- and integration-related expense, and $9.0 million of restructuring and related expense. Operating expenses for the nine months ended September 30, 2021 included $20.8 million of amortization of acquired intangible assets, $4.2 million of acquisition-, disposal- and integration-related expense, and $10.5 million of restructuring and related expense.

We recorded stock-based compensation expense of $4.8 million and $4.6 million in the three months ended September 30, 2022 and 2021, respectively, and $13.5 million and $14.4 million in the nine months ended September 30, 2022 and 2021, respectively These amounts are included as components of both Cost of revenue and Operating expenses in our condensed consolidated statements of operations.

See "Results of Operations" in this MD&A for a discussion of the changes in our revenue and expenses for the three and nine months ended September 30, 2022 compared to the three and nine months ended September 30, 2021.

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

We recorded restructuring and related expense of $1.3 million and $8.3 million in the three and nine months ended September 30, 2022, respectively, in connection with the 2022 Restructuring Plan. The amount for the three months ended September 30, 2022 was comprised of $1.0 million for variable and other facilities-related costs, $0.6 million for accelerated amortization of lease assets no longer being used with no ability or intent to sublease, and $(0.3) million for severance and related costs. The amount for the nine months ended September 30, 2022 was comprised of $4.7 million for severance and related costs for approximately 60 employees, $2.0 million for variable and other facilities-related costs and $1.6 million for accelerated amortization of lease assets no longer being used with no ability or intent to sublease. We anticipate that we will record future expense for severance and facility consolidations aggregating approximately $9 million in connection with the 2022 Restructuring Plan.

Accelerated Rent Amortization. Accelerated rent amortization is recognized from the date that we commence the plan to fully or partially vacate a facility, for which there is no intent or ability to enter into a sublease, through the final vacate date. We recorded $1.6 million and $3.4 million for accelerated rent amortization in the nine months ended September 30, 2022 and 2021, respectively. We continue to evaluate our properties included in our restructuring plans for accelerated amortization and/or right-of-use asset impairment. We may incur additional future expense if we are unable to sublease other locations included in these initiatives.

Critical Accounting Policies and Estimates

Management's discussion and analysis of financial condition and results of operations is based upon our condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP"). The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. We base our estimates and judgments on historical experience, knowledge of current conditions and beliefs of what could occur in the future given available information. We consider the following accounting policies to be both those most important to the portrayal of our financial condition and those that require the most subjective judgment: revenue recognition, the valuation of inventory, the valuation of our investment in American Virtual Cloud Technologies Inc. (the "AVCT Investment"), warranty accruals, loss contingencies and reserves, stock-based compensation, business combinations, goodwill and intangible assets, accounting for leases, and accounting for income taxes. If actual results differ significantly from management's estimates and projections, there could be a material effect on our condensed consolidated financial statements. There were no significant changes to our critical accounting policies from January 1, 2022 through September 30, 2022. For a further discussion of our other critical accounting policies and estimates, please refer to our Annual Report on Form 10-K for the year ended December 31, 2021.

Results of Operations

Three and nine months ended September 30, 2022 and 2021

Revenue. Revenue for the three and nine months ended September 30, 2022 and 2021 was as follows (in thousands, except percentages):

	Three months ended		Decrease from prior year
	September 30, 2022	September 30, 2021	$	%
Product	$111,152	$111,726	$(574)	(0.5)%
Service	95,975	98,672	(2,697)	(2.7)%
Total revenue	$207,127	$210,398	$(3,271)	(1.6)%

	Nine months ended		Decrease from prior year
	September 30, 2022	September 30, 2021	$	%
Product	$305,809	$322,744	$(16,935)	(5.2)%
Service	280,312	291,636	(11,324)	(3.9)%
Total revenue	$586,121	$614,380	$(28,259)	(4.6)%

Segment revenue for the three and nine months ended September 30, 2022 and 2021 was as follows (in thousands):

	Three months ended September 30, 2022			Three months ended September 30, 2021
	Cloud and Edge	IP Optical Networks	Total	Cloud and Edge	IP Optical Networks	Total
Product	$51,321	$59,831	$111,152	$65,587	$46,139	$111,726
Service	73,364	22,611	95,975	76,850	21,822	98,672
Total revenue	$124,685	$82,442	$207,127	$142,437	$67,961	$210,398

	Nine months ended September 30, 2022			Nine months ended September 30, 2021
	Cloud and Edge	IP Optical Networks	Total	Cloud and Edge	IP Optical Networks	Total
Product	$153,081	$152,728	$305,809	$180,100	$142,644	$322,744
Service	218,490	61,822	280,312	229,180	62,456	291,636
Total revenue	$371,571	$214,550	$586,121	$409,280	$205,100	$614,380

The slight decrease in our product revenue in the three months ended September 30, 2022 compared to the three months ended September 30, 2021 was primarily the result of lower sales of our Cloud and Edge network transformation products as key customers continued the deployment of products purchased earlier in the year, partially offset by higher sales of our IP Optical Networks products and Cloud and Edge Analytics solution. The decrease in our product revenue in the nine months ended September 30, 2022 compared to the nine months ended September 30, 2021 was primarily the result of lower sales of our Cloud and Edge SBC and network transformation products, partially offset by higher sales of IP Optical Networks products. We also estimate a reduction in our revenue of approximately $2 million and $3 million, respectively, in the three and nine months ended September 30, 2022, from the strong US dollar relative to sales in foreign currencies. Service revenue in our Cloud and Edge segment was lower in the nine months ended September 30, 2022 compared with the same period in 2021 due to a smaller number of Network Transformation projects completing during the period.

Revenue from indirect sales through our channel partner program was 31% and 23% of our product revenue in the three months ended September 30, 2022 and 2021, respectively, and 28% and 22% of our product revenue in the nine months ended September 30, 2022 and 2021, respectively. The increase in channel sales reflects stronger deployments through systems integrators as well as sell-thru our Service Provider channel partners, for both IP Optical and Cloud and Edge solutions.

Revenue from sales to enterprise customers was 30% and 18% of our product revenue in the three months ended

September 30, 2022 and 2021, respectively. These sales were made through both our direct sales team and indirect sales channel partners. Revenue from sales to enterprise customers was 26% and 21% of our product revenue in the nine months ended September 30, 2022 and 2021, respectively. Cloud and Edge sales to Enterprise customers in the first nine months of 2022 increased slightly compared with the same period of 2021. IP Optical sales to Enterprise customers increased approximately 21% over the same period.

The timing of the completion of customer projects and revenue recognition criteria satisfaction may cause our product revenue to fluctuate from one period to the next.

Service revenue is primarily comprised of hardware and software maintenance and support (“maintenance revenue”) and network design, installation and other professional services (“professional services revenue”).

Service revenue for the three and nine months ended September 30, 2022 and 2021 was comprised of the following (in thousands, except percentages):

	Three months ended		Increase/(Decrease) from prior year
	September 30, 2022	September 30, 2021	$	%
Maintenance	$71,989	$71,670	$319	0.4%
Professional services	23,986	27,002	(3,016)	(11.2)%
	$95,975	$98,672	$(2,697)	(2.7)%

	Nine months ended		Decrease from prior year
	September 30, 2022	September 30, 2021	$	%
Maintenance	$210,052	$212,812	$(2,760)	(1.3)%
Professional services	70,260	78,824	(8,564)	(10.9)%
	$280,312	$291,636	$(11,324)	(3.9)%

Segment service revenue for the three and nine months ended September 30, 2022 and 2021 was comprised of the following (in thousands):

	Three months ended September 30, 2022			Three months ended September 30, 2021
	Cloud and Edge	IP Optical Networks	Total	Cloud and Edge	IP Optical Networks	Total
Maintenance	$55,686	$16,303	$71,989	$56,786	$14,884	$71,670
Professional services	17,678	6,308	23,986	20,064	6,938	27,002
Total service revenue	$73,364	$22,611	$95,975	$76,850	$21,822	$98,672

	Nine months ended September 30, 2022			Nine months ended September 30, 2021
	Cloud and Edge	IP Optical Networks	Total	Cloud and Edge	IP Optical Networks	Total
Maintenance	$165,895	$44,157	$210,052	$169,445	$43,367	$212,812
Professional services	52,595	17,665	70,260	59,735	19,089	78,824
Total service revenue	$218,490	$61,822	$280,312	$229,180	$62,456	$291,636

The 1.3% decrease in maintenance revenue in the nine months ended September 30, 2022 compared to the nine months ended September 30, 2021 was primarily attributable to the effect of the strong US dollar on Cloud and Edge segment maintenance fees, offset by higher IP Optical Network segment maintenance fees from the growing installed base of product.

The decrease in professional services revenue in the three months ended September 30, 2022 compared to the three months ended September 30, 2021 was primarily attributable to fewer Cloud and Edge VoIP Network Transformation projects completing in the quarter. The decrease in professional services revenue in the nine months ended September 30, 2022 compared to the nine months ended September 30, 2021 was also primarily attributable to fewer VoIP Network Transformation projects completing, particularly in the first quarter of 2022, as well as approximately $1 million of lower revenue from our IP Optical Network segment.

The following customers contributed 10% or more of our revenue in the three month periods ended September 30, 2022 and 2021:

	Three months ended		Nine months ended
Customer	September 30, 2022	September 30, 2021	September 30, 2022	September 30, 2021
Verizon Communications Inc.	13%	18%	16%	17%
AT&T	10%	*	*	*

* Less than 10% of total revenue.

Revenue from customers domiciled outside the United States was approximately 58% and 56% of revenue in the three months ended September 30, 2022 and 2021, respectively, and 56% in both the nine months ended September 30, 2022 and 2021. Due to the timing of project completions, we expect that the domestic and international components as a percentage of revenue may fluctuate from quarter to quarter and year to year.

Our deferred product revenue was $12 million and $10 million at September 30, 2022 and December 31, 2021, respectively. Our deferred service revenue was $100 million and $120 million at September 30, 2022 and December 31, 2021, respectively. Our deferred revenue balance may fluctuate because of the timing of revenue recognition, customer payments, maintenance contract renewals, contractual billing rights and maintenance revenue deferrals included in multiple element arrangements.

We expect that our total revenue will decline slightly for 2022 compared to 2021 primarily as a result of lower customer spend in the first quarter of 2022.

Cost of Revenue/Gross Margin. Our cost of revenue consists primarily of amounts paid to third-party manufacturers for purchased materials and services, royalties, inventory valuation adjustments, warranty costs, manufacturing and services personnel and related costs, and amortization of acquired technology. Our cost of revenue, gross profit and gross margins for the three and nine months ended September 30, 2022 and 2021 were as follows (in thousands, except percentages):

	Three months ended		Increase (decrease) from prior year
	September 30, 2022	September 30, 2021	$	%
Cost of revenue:
Product	$59,866	$53,494	6,372	11.9%
Service	35,175	36,576	(1,401)	(3.8)%
Amortization of acquired technology	7,768	9,674	(1,906)	(19.7)%
Total cost of revenue	$102,809	$99,744	3,065	3.1%

Gross profit	$104,318	$110,654	$(6,336)	(5.7)%

Gross margin	50.4%	52.6%

	Nine months ended		Increase (decrease) from prior year
	September 30, 2022	September 30, 2021	$	%
Cost of revenue:
Product	$169,226	$144,580	$24,646	17.0%
Service	106,049	110,498	(4,449)	(4.0)%
Amortization of acquired technology	23,923	29,435	(5,512)	(18.7)%
Total cost of revenue	$299,198	$284,513	$14,685	5.2%

Gross profit	$286,923	$329,867	$(42,944)	(13.0)%

Gross margin	49.0%	53.7%

Our segment cost of revenue, gross profit and gross margins for the three and nine months ended September 30, 2022 and 2021 were as follows (in thousands, except percentages):

	Three months ended September 30, 2022			Three months ended September 30, 2021
	Cloud and Edge	IP Optical Networks	Total	Cloud and Edge	IP Optical Networks	Total
Product	$19,224	$40,642	$59,866	$20,204	$33,290	$53,494
Service	24,378	10,797	35,175	26,632	9,944	36,576
Amortization of acquired technology	4,641	3,127	7,768	6,601	3,073	9,674
Total cost of revenue	$48,243	$54,566	$102,809	$53,437	$46,307	$99,744

Gross profit	$76,442	$27,876	$104,318	$89,000	$21,654	$110,654

Gross margin	61.3%	33.8%	50.4%	62.5%	31.9%	52.6%

	Nine months ended September 30, 2022			Nine months ended September 30, 2021
	Cloud and Edge	IP Optical Networks	Total	Cloud and Edge	IP Optical Networks	Total
Product	$55,260	$113,966	$169,226	$52,737	$91,843	$144,580
Service	74,310	31,739	106,049	81,317	29,181	110,498
Amortization of acquired technology	14,577	9,346	23,923	19,867	9,568	29,435
Total cost of revenue	$144,147	$155,051	$299,198	$153,921	$130,592	$284,513

Gross profit	$227,424	$59,499	$286,923	$255,359	$74,508	$329,867

Gross margin	61.2%	27.7%	49.0%	62.4%	36.3%	53.7%

Our gross margin decreased in the three and nine months ended September 30, 2022 compared to the three and nine months ended September 30, 2021. The decrease in the gross margin in the three months ended September 30, 2022 compared to the same period in the prior year was primarily due to lower margins in our Cloud and Edge segment, partially offset by higher margins in our IP Optical Networks segment. The decrease in the gross margin in the nine months ended September 30, 2022 compared to the same period in the prior year was primarily due to lower margins in our IP Optical Networks segment. The decrease in both periods of two percentage points and five percentage points, respectively, was primarily attributable to product and customer mix, and to supply chain disruptions that have led to higher component costs, and higher freight and logistics expenses. We also estimate a reduction in margin of approximately $2 million and $3 million, respectively, in the three and nine months ended September 30, 2022, from the strong US dollar relative to sales in foreign currencies. We anticipate similar gross margin in the last quarter of 2022 for both segments, with the overall corporate average slightly lower depending on final sales mix.

We believe that our consolidated gross margin may decrease in 2022 compared to 2021 as a result of higher expected sales from IP Optical Networks, which has lower margins due to the higher hardware content in its products, and higher production costs resulting from ongoing worldwide supply chain issues.

Research and Development Expenses. Research and development expenses consist primarily of salaries and related personnel expenses and prototype costs for the design, development, testing, and enhancement of our products. Research and development expenses for the three and nine months ended September 30, 2022 and 2021 were as follows (in thousands, except percentages):

			Increase from prior year
	September 30, 2022	September 30, 2021	$	%
Three months ended	$49,366	$49,132	$234	0.5%
Nine months ended	$153,159	$143,339	$9,820	6.9%

The slight increase in our research and development expenses in the three months ended September 30, 2022 compared to the three months ended September 30, 2021 was attributable to approximately $2 million of higher expenses in our IP Optical Networks segment, partially offset by approximately $2 million of lower expenses in our Cloud and Edge segment.

The increase in our research and development expenses in the nine months ended September 30, 2022 compared to the nine months ended September 30, 2021 was primarily attributable to approximately $16 million of higher expenses in our IP Optical Networks segment, partially offset by approximately $6 million of lower expenses in our Cloud and Edge segment.

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

Sales and Marketing Expenses. Sales and marketing expenses primarily consist of salaries and related personnel costs, commissions, travel and entertainment expenses, promotions, customer trial and evaluations inventory, and other marketing and sales support expenses. Sales and marketing expenses for the three and nine months ended September 30, 2022 and 2021 were as follows (in thousands, except percentages):

			Increase from prior year
	September 30, 2022	September 30, 2021	$	%
Three months ended	$36,365	$36,113	$252	0.7%
Nine months ended	$109,827	$108,212	$1,615	1.5%

The slight increase in sales and marketing expenses in the three months ended September 30, 2022 compared to the three months ended September 30, 2021 was primarily attributable to approximately $1 million of higher expenses allocated to our IP Optical Networks segment, partially offset by approximately $1 million of lower expenses allocated to our Cloud and Edge segment, primarily for travel related costs. Our Sales and Marketing team is responsible for selling the entire portfolio of products and services, and expenses are allocated to each operating segment pro-rata based on revenue contribution.

The increase in sales and marketing expenses in the nine months ended September 30, 2022 compared to the nine months ended September 30, 2021 was primarily attributable to approximately $5 million of higher expenses allocated to our IP Optical Networks segment, partially offset by approximately $3 million of lower expenses allocated to our Cloud and Edge segment, primarily for employee-related and travel related costs.

We believe that our full year 2022 sales and marketing expenses will be slightly below 2021 levels.

General and Administrative Expenses. General and administrative expenses consist primarily of salaries and related personnel costs for executive and administrative personnel, and audit, legal and other professional fees. General and administrative expenses for the three and nine months ended September 30, 2022 and 2021 were as follows (in thousands, except percentages):

			Decrease from prior year
	September 30, 2022	September 30, 2021	$	%
Three months ended	$12,118	$12,148	$(30)	(0.2)%
Nine months ended	$37,881	$40,435	$(2,554)	(6.3)%

Our general and administrative expenses were relatively flat in the three months ended September 30, 2022 compared to the three months ended September 30, 2021.

The decrease in general and administrative expenses in the nine months ended September 30, 2022 compared to the nine months ended September 30, 2021 was primarily attributable to lower employee-related expenses in the current year period of approximately $2 million in our IP Optical Networks segment and approximately $1 million of lower depreciation and amortization in our Cloud and Edge segment.

Although our general and administrative expenses decreased 6% in the nine months ended September 30, 2022 compared to the nine months ended September 30, 2021, we believe that our general and administrative expenses for the full year 2022 will remain similar to our 2021 levels.

Our overall operating costs were lower by approximately $2 million and $4 million, respectively, in the three and nine months ended September 30, 2022 from the strong US dollar relative to expenses incurred in foreign currencies.

Amortization of Acquired Intangible Assets. Amortization of acquired intangible assets included in Operating expenses ("Opex Amortization") for the three and nine months ended September 30, 2022 and 2021 was as follows (in thousands, except percentages):

			Increase (decrease) from prior year
	September 30, 2022	September 30, 2021	$	%
Three months ended	$7,508	$7,547	$(39)	(0.5)%
Nine months ended	$22,296	$20,790	$1,506	7.2%

The increase in Opex Amortization in the nine months ended September 30, 2022 compared to the nine months ended September 30, 2021 was primarily due to higher expense related to customer lists recorded in connection with the ECI Acquisition. Opex Amortization is not recorded on a straight-line basis; rather, it is recorded in relation to expected future cash flows. Accordingly, such expense may vary from one period to the next.

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

Our acquisition-, disposal- and integration-related expenses were $1.0 million and $2.0 million in the three months ended September 30, 2022 and 2021, respectively, and $4.4 million and $4.2 million in the nine months ended September 30, 2022 and 2021, respectively. The amounts for the three and nine months ended September 30, 2022 primarily related to integration-related expenses. The amounts for the three and nine months ended September 30, 2021 were primarily incurred for integration-related expenses and professional and services fees in connection with the sale of our Kandy Communications business to American Cloud Technologies, Inc. ("AVCT") on December 1, 2020 (the "Kandy Sale").

Restructuring and Related. We have been committed to streamlining our operations and reducing operating costs by closing and consolidating certain facilities and reducing our worldwide workforce. Please see the additional discussion of our restructuring initiatives in the "Restructuring and Cost Reduction Initiatives" section of the Overview of this MD&A.

We recorded restructuring and related expense of $1.3 million and $1.8 million in the three months ended September 30, 2022 and 2021, respectively, and $9.0 million and $10.5 million in the nine months ended September 30, 2022 and 2021, respectively. Although we have eliminated positions as part of our restructuring initiatives, we continue to hire in certain areas that we believe are important to our future growth.

Interest Expense, Net. Interest income and interest expense for the three and nine months ended September 30, 2022 and 2021 were as follows (in thousands, except percentages):

	Three months ended		Increase (decrease) from prior year
	September 30, 2022	September 30, 2021	$	%
Interest income	$66	$924	$(858)	(92.9)%
Interest expense	(5,332)	(3,893)	1,439	37.0%
Interest expense, net	$(5,266)	$(2,969)	$2,297	77.4%

	Nine months ended		Increase (decrease) from prior year
	September 30, 2022	September 30, 2021	$	%
Interest income	$164	$3,668	$(3,504)	(95.5)%
Interest expense	(14,033)	(15,504)	(1,471)	(9.5)%
Interest expense, net	$(13,869)	$(11,836)	$2,033	17.2%

We recorded nominal interest income in the three and nine months ended September 30, 2022. We received debentures (the "Debentures") and warrants in connection with the Kandy Sale. The Debentures bore interest at 10% per annum. We recorded $0.9 million and $3.6 million of interest income in the three and nine months ended September 30, 2021, respectively, which was added to the principal amount of the Debentures, and which is included in Interest expense, net, in our condensed consolidated statement of operations for those periods. The Debentures were converted to shares of AVCT common stock on September 8, 2021.

Interest expense in the three and nine months ended September 30, 2022 primarily represented interest and debt issuance costs in connection with the 2020 Credit Facility (as defined below). Interest expense in the three and nine months ended September 30, 2021 was comprised of interest and debt issuance costs in connection with the 2020 Credit Facility, coupled with interest on finance leases. Interest expense in the nine months ended September 30, 2021 also included the write-off of $2.5 million of capitalized debt issuance costs in connection with the Third Amendment (as defined below).

Other (Expense) Income, Net. We recorded other expense, net, aggregating $3.7 million and $57.7 million in the three months ended September 30, 2022 and 2021, respectively, and other expense, net, aggregating $42.8 million and $66.0 million in the nine months ended September 30, 2022 and 2021, respectively. The primary component in all periods was losses from the change in the fair value of the AVCT Investment, which were $1.9 million and $56.5 million in the three months ended September 30, 2022 and 2021, respectively, and $41.3 million and $68.3 million in the nine months ended September 30, 2022 and 2021, respectively.

Income Taxes. We recorded income tax provisions of $12.4 million and $5.4 million in the nine months ended September 30, 2022 and 2021, respectively. These amounts reflect our estimates of the effective rates expected to be applicable for the respective full fiscal years, adjusted for any discrete events, which are recorded in the period that they occur. These estimates are reevaluated each quarter based on our estimated tax rate for the full fiscal year. The estimated effective tax rate includes the impact of valuation allowances in various jurisdictions. During the three months ended September 30, 2022, the Company recognized a tax benefit of $6.8M related to the release of a valuation allowance on the capital loss deferred tax asset related to its investment in AVCT. The Company generated a capital loss from the cancellation of the AVCT Debenture Shares and Warrants, which it concluded will be carried back to offset capital gains recognized in a prior tax year.

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

Liquidity and Capital Resources

Our condensed consolidated statements of cash flows are summarized as follows (in thousands):

	Nine months ended
	September 30, 2022	September 30, 2021	Change
Net loss	$(118,571)	$(80,877)	$(37,694)
Adjustments to reconcile net loss to cash flows (used in) provided by operating activities	96,149	143,460	(47,311)
Changes in operating assets and liabilities	(20,040)	(54,684)	34,644
Net cash (used in) provided by operating activities	$(42,462)	$7,899	$(50,361)
Net cash used in investing activities	$(13,044)	$(11,335)	$(1,709)
Net cash provided by (used in) financing activities	$6,207	$(28,017)	$34,224

Our cash and restricted cash aggregated $56 million at September 30, 2022 and $106 million at December 31, 2021. These amounts included cash and restricted cash aggregating $37 million at September 30, 2022 and $60 million at December 31, 2021 held by our non-U.S. subsidiaries. If we elected to repatriate all excess funds held by our non-U.S. subsidiaries as of September 30, 2022, we do not believe that the amounts of potential withholding taxes that would arise from the repatriation would have a material effect on our liquidity.

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

On June 30, 2022, we entered into a Fifth Amendment to the 2020 Credit Facility (the "Fifth Amendment") to increase the Maximum Consolidated Net Leverage Ratio (as defined in the 2020 Credit Facility) to 5.25:1.00 for the second quarter of 2022, 5.00:1.00 for the third quarter of 2022, and 4.75:1.00 for the fourth quarter of 2022. Also, the Fifth Amendment reduced the minimum Consolidated Fixed Charge Coverage Ratio (as defined in the 2020 Credit Facility) to 1.10:1.00 for the second, third and fourth quarters of 2022 and increased the maximum rate at which loans bear interest if our Consolidated Net Leverage Ratio for any quarter is greater than 4.50:1.00. Specifically, pursuant to the Fifth Amendment, loans incurred under the Senior Secured Credit Facilities bear interest, at our option, at either LIBOR plus a margin ranging from 1.50% to 4.50% per year, or the base rate (the highest of the Federal Funds Effective Rate (as defined in the Credit Agreement) plus 0.50%, or the prime rate announced from time to time in The Wall Street Journal) plus a margin ranging from 0.50% to 3.50% per year (such margins being referred to as the “Applicable Margin”). In addition, the Fifth Amendment allows us to incur junior secured or unsecured debt in an amount no less than $50 million, subject to certain conditions, including the requirement that 50% of the aggregate amount of such incurred debt (net of certain costs, fees and other amounts) must be applied to prepay the Senior Secured Credit

Facilities, and compliance with certain leverage ratio-based covenant exceptions. In connection with the Fifth Amendment, we made a $10.0 million voluntary prepayment that was applied to the final payment due on the maturity date. Subsequent to the Fifth Amendment, we are required to make quarterly principal payments on the 2020 Term Loan aggregating approximately $5.0 million per quarter through March 31, 2024 and $10.0 million in each of the three quarters thereafter, with the final payment approximating $275 million due on the maturity date in March 2025.

At September 30, 2022, we had an outstanding balance under the 2020 Term Loan of $335.5 million at an average interest rate of 5.4% and $3.3 million of letters of credit outstanding with an interest rate of 4.5%. We were in compliance with all covenants of the 2020 Credit Facility at both September 30, 2022 and December 31, 2021.

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

As a result of exposure to interest rate movements, during March 2020, we entered into an interest rate swap arrangement, which effectively converted our $400 million term loan with its variable interest rate based upon one-month LIBOR to an aggregate fixed rate of 0.904%, plus a leverage-based margin as defined in the 2020 Credit Facility. On July 22, 2022, we sold $30 million of the notional amount of our interest rate swap back to our counterparty for $1.5 million, reducing the notional amount of this swap to $370 million. On August 16, 2022, we sold another $30 million of the notional amount of our interest rate swap back to our counterparty for $1.6 million, reducing the notional amount to $340 million, which approximates the current level of our term loan debt outstanding. The gain in accumulated other comprehensive (loss) income related to the $60 million notional amount sold of $3.1 million is being released into earnings on a straight line basis over the remaining term of the 2020 Credit Facility as a decrease to interest expense, the amortization of which totaled $0.2 million for the three and nine months ended September 30, 2022. The notional amount of this swap as of September 30, 2022 was $340 million, and the swap matures on March 3, 2025, the same date the 2020 Credit Facility matures.

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

The effective portion of changes in the fair value of derivatives designated and that qualify as cash flow hedges is recorded in accumulated other comprehensive income in the condensed consolidated balance sheet and is subsequently reclassified into earnings in the period that the hedged forecasted transactions affect earnings. During the three and nine months ended September 30, 2022 and 2021, such a derivative was used to hedge the variable cash flows associated with the 2020 Credit Facility. Any ineffective portion of the change in fair value of the derivative would be recognized directly in earnings. However, during the three and nine months ended September 30, 2022 and 2021, we recorded no hedge ineffectiveness.

Amounts reported in accumulated other comprehensive income related to our derivative will be reclassified to interest expense as interest is accrued on our variable-rate debt. Based upon projected forward rates, we estimate as of September 30, 2022 that $11 million may be reclassified as a decrease to interest expense over the next 12 months.

We use letters of credit, performance and bid bonds in the course of our business. At September 30, 2022, we had letters of credit, bank guarantees, and performance and bid bonds outstanding (collectively, "Guarantees") aggregating $9.5 million, comprised of the $3.3 million of letters of credit under the 2020 Credit Facility described above (the "Letters of Credit") and $6.3 million of bank guarantees and performance and bid bonds (collectively, the "Other Guarantees") under various uncommitted facilities. At December 31, 2021, we had $30.1 million of Guarantees, comprised of $4.3 million of Letters of Credit and $25.8 million of Other Guarantees. At September 30, 2022 and December 31, 2021, the Company had cash collateral of $0.3 million and $2.6 million, respectively, supporting the Guarantees, which is reported as Restricted cash in our condensed consolidated balance sheets.

Cash Flows from Operating Activities

Our primary source of cash from operating activities has been from cash collections from our customers. We expect cash flows from operating activities to be affected by increases and decreases in sales volumes and timing of collections, and by purchases and shipments of inventory. Our primary uses of cash for operating activities have been for personnel costs and investment in our research and development and in our sales and marketing, and general and administrative departments. In addition, as a result of the supply chain disruptions over the past year, the company has invested in increased inventory levels in order to meet customer demand and to ensure availability of strategic material and components over the long-term horizon.

Cash used in operating activities in the nine months ended September 30, 2022 was $42.5 million, primarily resulting from our net loss, higher inventory, and lower accounts payable, accrued expenses and deferred revenue. These amounts were partially offset by certain non-cash expenses, such as amortization of intangible assets, the decrease in the fair value of the AVCT Investment, stock-based compensation, depreciation and amortization of property and equipment, as well as lower accounts receivable.

Our operating activities provided $7.9 million of cash in the nine months ended September 30, 2021, resulting from our net non-cash adjustments of $143.5 million, which was offset by our net loss of $80.9 million and net cash used in changes in our operating assets and liabilities of $54.7 million. The net cash used in changes in our operating assets and liabilities was primarily attributable to a $58.7 million decrease in accrued expenses and other long-term liabilities and an $11.7 million decrease in deferred revenue. These amounts were offset by lower operating assets of $11.3 million, higher accounts payable of $2.2 million and $1.9 million of lower accounts receivable. The decrease in accrued expenses and other long-term liabilities was primarily due to the cash payments related to our employee cash bonus program, facilities, professional fees and royalties. Our lower accounts receivable and deferred revenue reflected typical mid-year seasonality.

Cash Flows from Investing Activities

Our investing activities used $13.0 million of cash in the nine months ended September 30, 2022 to purchase property and equipment and software licenses.

Our investing activities used $11.3 million of cash in the nine months ended September 30, 2021, comprised of $14.3 million to purchase property and equipment, partially offset by $3.0 million of proceeds from the sale of our QualiTech business, which operates compliance testing laboratories in Israel for reliability and standardization testing for the high-tech industry, including testing in medical equipment, military equipment and vehicles.

Cash Flows from Financing Activities

Our financing activities provided $6.2 million of cash in the nine months ended September 30, 2022, primarily due to $50.4 million of net proceeds from the Equity Offering, partially offset by $40.0 million of principal payments on the 2020 Credit Facility, including the voluntary $15.0 million incremental principal payment in connection with the Fourth Amendment and voluntary $10.0 million incremental principal payment in connection with the Fifth Amendment, and $2.7 million for the payment of tax withholding obligations related to the net share settlements of restricted stock awards upon vesting. Payments of debt issuance costs and principal payments of finance leases together totaled approximately $1.5 million.

Our financing activities used $28.0 million of cash in the nine months ended September 30, 2021. We received $74.6 million of proceeds from the incremental loan obtained in connection with the Third Amendment, which amount was used to consummate an open market purchase of all outstanding amounts under the Term B Loan. In addition, we used $14.0 million for the payment of tax withholding obligations related to the net share settlement of restricted stock awards upon vesting, $87.2 million of principal payments of term debt, including the $74.6 million payoff of the Term B Loan in connection with the Third Amendment, and $1.0 million each of payments of debt issuance costs and principal payments of finance leases.

Under the 2020 Credit Facility, we are required to maintain compliance with certain financial covenants. In the second quarter of 2022, although we were in compliance with our financial covenants, we projected that we may not maintain compliance with our financial covenants under the 2020 Credit Facility for the quarter ended September 30, 2022 due to the impact of market conditions, including supply chain disruptions, higher costs, and other geopolitical instabilities and disputes. Failure to remain in compliance would be an event of default that would permit the Lenders to accelerate the maturity of the 2020 Credit Facility.

Under the terms of the 2020 Credit Facility, we are allowed, subject to certain limitations, to use a portion of the capital raised in the Equity Offering in the calculation of the covenant ratios for the quarter in which the Equity Offering was completed (quarter ended September 30, 2022) and for future calculation of the covenant ratios for which the third quarter of 2022 is included in the trailing twelve month period. As a result, the Company currently projects that it will remain in compliance with its financial covenants for at least one year from the date the condensed consolidated financial statements are issued.

Based on our current expectations, we believe our current cash and available borrowings under the 2020 Credit Facility will be sufficient to meet our anticipated cash needs for working capital and capital expenditures for at least twelve months. The rate at which we consume cash is dependent on the cash needs of our future operations, including our contractual obligations at September 30, 2022, primarily comprised of our debt principal and interest obligations as described above, and our operating lease and purchase obligations. Our operating lease obligations totaled $77.5 million at September 30, 2022, with payments aggregating $4.8 million in the remainder of 2022, $18.3 million in 2023, $15.4 million in 2024 and $39.0 million thereafter. Estimated payments for purchase obligations for the full year 2022 aggregate approximately $139 million. We anticipate devoting substantial capital resources to continue our research and development efforts, maintain our sales, support and marketing, complete acquisition-related integration activities and for other general corporate activities. We further believe that our financial resources, along with managing discretionary expenses, will allow us to manage the anticipated impact of the COVID-19 pandemic on our business operations. Looking ahead, we have developed contingency plans to reduce costs further if the situation deteriorates. The challenges posed by the COVID-19 pandemic on our business continue to evolve rapidly. Consequently, we continue to evaluate our financial position in light of future developments, particularly those relating to the COVID-19 pandemic. However, it is difficult to predict future liquidity requirements with certainty, and our cash and available borrowings under the 2020 Credit Facility may not be sufficient to meet our future needs, which would require us to refinance our debt and/or obtain additional financing. We may not be able to refinance our debt or obtain additional financing on favorable terms or at all.

Recent Accounting Pronouncements

In March 2022, the Financial Accounting Standards Board (the "FASB") issued ASU 2022-02, Financial Instruments – Credit Losses (Topic 326): Troubled Debt Restructurings and Vintage Disclosures (“ASU 2022-02”), which eliminates the accounting guidance on troubled debt restructurings ("TDRs") for creditors in ASC 310, Receivables (Topic 310), and requires entities to provide disclosures about current period gross write-offs by year of origination. Also, ASU 2022-02 updates the requirements related to accounting for credit losses under ASC 326, Financial Instruments – Credit Losses (Topic 326), and adds enhanced disclosures for creditors with respect to loan refinancings and restructurings for borrowers experiencing financial difficulty. ASU 2022-02 is effective for the Company January 1, 2023, with early adoption permitted. The Company believes that the adoption of ASU 2022-02 will not have a material impact on its consolidated financial statements upon adoption.

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

Amounts reported in accumulated other comprehensive income (loss) related to our derivative will be reclassified to interest expense as interest is accrued on our variable-rate debt. The fair value of our derivative was an asset of $26.3 million at September 30, 2022. Based upon projected forward rates, we estimate as of September 30, 2022 that $11.0 million may be reclassified as an decrease to interest expense over the next twelve months.

Item 4.    Controls and Procedures

Disclosure Controls and Procedures

Evaluation of Disclosure Controls and Procedures. Our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")) as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of September 30, 2022.

Changes in Internal Control over Financial Reporting. There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter ended September 30, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II OTHER INFORMATION

Item 1.    Legal Proceedings

We are subject to legal proceedings and claims that have not been fully resolved and that have arisen in the ordinary course of business. Our material legal proceedings as described in Part I, Item 1 of this Form 10-Q in the notes to the condensed consolidated financial statements in Note 17, "Commitments and Contingencies," under the heading "Litigation."

The outcome of litigation is inherently uncertain. If one or more legal matters were resolved against the Company in a reporting period for amounts above management's expectations, our financial condition and operating results for that reporting period could be materially adversely affected. We settled certain matters during the nine months ended September 30, 2022 that did not individually or in the aggregate have a material impact on our financial condition or results of operations.

Item 1A. Risk Factors

Our business faces significant risks and uncertainties, which may have a material adverse effect on our business prospects, financial condition and results of operations, and you should carefully consider them. There have been no material changes in the nine months ended September 30, 2022 to the risk factors described in Part I, Item 1A. of our Annual Report on Form 10-K for the year ended December 31, 2021.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(c) Issuer Purchases of Equity Securities

The following table provides information with respect to the shares of common stock repurchased by us for the periods indicated:

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet be Purchased Under the Plans or Programs
July 1, 2022 to July 31, 2022	6,748	$3.18	—	$—
August 1, 2022 to August 31, 2022	1,643	$3.33	—	$—
September 1, 2022 to September 30, 2022	234,043	$3.02	—	$—
Total	242,434	$3.03	—	$—

(1) Upon vesting of restricted stock awards, certain of our employees surrender to us a portion of the newly vested shares of common stock to satisfy the tax withholding obligations that arise in connection with such vesting. During the third quarter of 2022, 242,434 shares of restricted stock were returned to us by employees to satisfy tax withholding obligations arising in connection with vesting of restricted stock, which shares are included in this column.

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
10.1
Form of Securities Purchase Agreement, dated as of August 12, 2022, by and among Ribbon Communications Inc. and each purchaser identified on the signature pages thereto (incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K, filed August 16, 2022 with the SEC).

10.2		Form of Second Amended and Restated Registration Rights Agreement, dated as of August 12, 2022, by and among Ribbon Communications Inc. and its stockholders that are parties thereto (incorporated by reference to Exhibit 10.2 to the Registrant's Current Report on Form 8-K, filed August 16, 2022 with the SEC).
31.1	*	Certificate of Ribbon Communications Inc. Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	*	Certificate of Ribbon Communications Inc. Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	#	Certificate of Ribbon Communications Inc. Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	#	Certificate of Ribbon Communications Inc. Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	*	Inline XBRL Instance Document
101.SCH	*	Inline XBRL Taxonomy Extension Schema
101.CAL	*	Inline XBRL Taxonomy Extension Calculation Linkbase
101.DEF	*	Inline XBRL Taxonomy Extension Definition Linkbase
101.LAB	*	Inline XBRL Taxonomy Extension Label Linkbase
101.PRE	*	Inline XBRL Taxonomy Extension Presentation Linkbase
104	*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)
_______________________________________
*    Filed herewith.
#    Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: October 28, 2022	RIBBON COMMUNICATIONS INC.

By:	/s/ Miguel A Lopez
Miguel A. Lopez Executive Vice President and Chief Financial Officer (Principal Financial Officer)