Form 10-K
period 2022-12-31
Ribbon Communications Inc.
filed 2023-03-31
CIK 1708055

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2022
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

The aggregate market value of the common stock held by non-affiliates of Ribbon Communications Inc. was approximately $218,560,000 based on the closing price for its common stock on The Nasdaq Global Select Market on June 30, 2022. As of March 28, 2023, the Registrant had 169,229,979 shares of common stock, $0.0001 par value, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the definitive Proxy Statement to be delivered to stockholders in connection with the Registrant's 2023 Annual Meeting of Stockholders are incorporated by reference into Part III of this report.

RIBBON COMMUNICATIONS INC.
FORM 10-K
YEAR ENDED DECEMBER 31, 2022

Cautionary Note Regarding Forward-Looking Statements

This report contains "forward-looking statements" within the meaning of the U.S. Private Securities Litigation Reform Act of 1995, which are subject to a number of risks and uncertainties. All statements other than statements of historical facts contained in this report, including statements regarding our future expenses, results of operations and financial position, integration activities, capital structure, credit facility compliance, restructuring activities, expected impacts from the war in Ukraine and the financial sanctions imposed in connection therewith, beliefs about our business strategy, availability of components for the manufacturing of our products, expected benefits from our acquisition of ECI Telecom Group Ltd. ("ECI"), ongoing litigation, plans and objectives of management for future operations and manufacturing are forward-looking statements. Without limiting the foregoing, the words "anticipates", "believes", "could", "estimates", "expects", "intends", "may", "plans", "seeks" and other similar language, whether in the negative or affirmative, are intended to identify forward-looking statements, although not all forward-looking statements contain these identifying words. Forward-looking statements are based on our current expectations and assumptions regarding our business, the economy and other future conditions. Because forward-looking statements relate to the future, they are subject to inherent uncertainties, risks and changes in circumstances that are unknown and/or difficult to predict and that may cause our actual results, performance or achievements to be materially different from those expressed or implied by the forward-looking statements. Such risks and uncertainties include, but are not limited to, supply chain disruptions resulting from component availability and/or geopolitical instabilities and disputes (including those related to the war in Ukraine); material litigation; failure to realize anticipated benefits of our acquisition of ECI; unpredictable fluctuations in quarterly revenue and operating results; the impact of fluctuations in interest rates; the impact of fluctuations of our EBITDA on compliance under our credit facility; material cybersecurity and data intrusion incidents, including any security breaches resulting in the theft, transfer, or unauthorized disclosure of customer, employee, or company information; our ability to comply with applicable domestic and foreign information security and privacy laws, regulations and technology platform rules or other obligations related to data privacy and security; failure to compete successfully against telecommunications equipment and networking companies; failure to grow our customer base or generate recurring business from our existing customers; credit risks; the timing of customer purchasing decisions and our recognition of revenues; macroeconomic conditions, including inflation; the impact of restructuring and cost-containment activities; our ability to adapt to rapid technological and market changes; our ability to generate positive returns on our research and development; our ability to protect our intellectual property rights and obtain necessary licenses; our ability to maintain partner, reseller, distribution and vendor support and supply relationships; the potential for defects in our products; risks related to the terms of our credit agreement; higher risks in international operations and markets; increases in tariffs, trade restrictions or taxes on our products; currency fluctuations; unanticipated adverse changes in legal, regulatory or tax laws; future accounting pronouncements or changes in our accounting policies; and/or failure or circumvention of our controls and procedures. We therefore caution you against relying on any of these forward-looking statements. Important factors that could cause actual results to differ materially from those in these forward-looking statements are discussed in this report, including in Item 1A., "Risk Factors" of Part I. Any forward-looking statement made by us in this report speaks only as of the date on which this report was first filed. We undertake no obligation to publicly update any forward-looking statement, whether as a result of new information, future developments or otherwise, except as may be required by law.

PART I

Item 1. Business

Company Overview

We are a leading global provider of communications technology to service providers and enterprises. We provide a broad range of software and high-performance hardware products, network solutions, and services that enable the secure delivery of data and voice communications, and high-bandwidth networking and connectivity for residential consumers and for small, medium, and large enterprises and industry verticals such as finance, education, government, utilities, and transportation. Our mission is to create a recognized global technology leader providing cloud-centric solutions that enable the secure exchange of information, with unparalleled scale, performance and elasticity. We are headquartered in Plano, Texas, and have a global presence with research and development or sales and support locations in over thirty countries around the world.

Company History

The Ribbon name was created by the merger of Sonus Networks, Inc. and GENBAND US LLC ("GENBAND") in October 2017, with both companies specializing in secure high-performance Voice Over Internet Protocol ("VoIP") technology and solutions. Prior to that, GENBAND acquired assets of Nortel’s Carrier division in 2010, which included a world-class engineering and sales team, a broad deployment base of products and technology, and a recognized industry reputation and pedigree with customers around the world.

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

Industry Background

Today’s Communications Service Providers ("CSPs") and enterprises are investing in their networks to compete in an ever-changing technology and customer experience landscape driven largely by cloud computing, mobile workforces requiring hyper-connectivity, new high-performance applications and use cases, and an insatiable demand for bandwidth by end-customers and the applications they use. As a result, service providers and enterprises are adding key enabling technologies to their networks for increased flexibility, programmability, scalability, reliability, and to enable new applications and services with an expedited time to market. These investments provide a competitive advantage and bring value-added services to increase network efficiency, increase customer satisfaction and produce new revenue streams. Within these broad industry themes, investment in our products and services is driven by several key industry trends and strategy priorities.

Deployment of 5G Mobile Technology

We believe one of the most significant investments underway by mobile carriers across the world is the deployment of 5G broadband cellular technology. This architecture shift impacts the entire ecosystem, from handsets and Radio Access Network through the metro and core network and back-office systems. The ultimate goal is a step-function improvement in capacity and coverage, as well as to unlock new revenue generating applications for consumers and businesses. We believe new mobile applications will emerge, such as Reality/Virtual Reality ("R/VR"), cloud gaming, telehealth, Internet of Things ("IoT"), and Industry 4.0, all made possible by the massive bandwidth increases, low latency and highly secure infrastructure that 5G provides.

The investment is not limited to the mobile infrastructure itself; enhancements are needed at the data transport and management layers of the network as well, driving fiber and IP Networking to the very edges of the network. This investment cycle and technology disruption is an opportunity for new innovative suppliers to be selected.

Demand for Hyper-Connectivity and Bandwidth Driving Fiber Access Deployment

Our global information society is overflowing with telecommunications data traffic, for business, entertainment, education, surveillance, industrial control, online retail, and many other applications. These applications, increasingly delivered from the cloud, generate a huge amount of data driven largely by the video and image components. This exponential growth in data traffic is expected to continue and even accelerate, straining existing broadband and mobile networks. While 5G, and next generation WiFi, are the technologies of choice for the wireless network, there is also a surge of investment targeted at addressing the bottle neck of the broadband access network with higher capacity fiber connections.

Governments in many countries around the world are investing to address and help close the “Digital Divide” and extend ultra-broadband services and connectivity to underserved communities. As an example, in the United States, the Infrastructure Investment and Jobs Act, the FCC Rural Digital Opportunity Fund ("RDOF"), the 5G Fund for Rural America, and the USDA Rural Development Broadband ReConnect Program expect to provide billions of dollars in funding to deliver broadband connectivity to rural communities in the U.S. Whether working or learning from home, streaming 4K television, or playing the latest online video games, rural subscribers demand dependable, high-speed Internet access to participate and thrive in the digital world. Forward-looking service providers are taking advantage of government funding programs to expand network capacity and transform the communities they serve. Next-generation rural broadband networks help service providers grow their revenues by extending service reach and diversity, and by satisfying the massive pent-up demand for high-speed Internet connectivity. Next-generation broadband networks will also leverage new technologies like fixed-wireless access, while laying the foundation for future revenue opportunities like 5G backhaul transport services.

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

Increased Adoption of Cloud Communications and Collaboration

The shift to cloud-based communications began several years ago driven largely by the advantages of running applications in a virtual cloud environment and reducing dependency on on-premises computing and communications technologies. The Coronavirus Disease 2019 ("COVID-19") pandemic accelerated this trend significantly, driven by the need for more remote working and commerce for many businesses and industries. As a result, businesses and consumers have rapidly shifted from brick-and-mortar facilities and travel to work-from-home, or hybrid work-in-the-office and work-from home, using cloud communications and collaboration platforms such as Microsoft Teams, Zoom Phone and others, and require these communications platforms to be highly secure and scalable.

Evolution of Communications Service Provider Networks to Reduce Total Cost of Ownership

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

This technology evolution challenge extends beyond service providers to many enterprises as well as Federal, State, and Local governments. In particular, the US Federal government and agencies have a significant need to modernize their voice communications infrastructure, replacing legacy on-premise systems with modern cloud-based voice and video solutions. However, the unique requirements regarding security and survivability are not easily met by off-the-shelf enterprise applications, creating significant opportunity for companies that specialize in this area.

Need for Reliable, Secure, High-Bandwidth Enterprise and Critical Infrastructure Communications

The “critical infrastructure” market vertical is defined as those companies whose assets, systems, and networks, whether physical or virtual, are considered vital to a country’s national interest. Critical infrastructure providers are under increasing pressure to support new services, reduce carbon emission, improve security, expand automation, and increase safety. Achieving these goals requires a transition to a modernized, secure communications network that provides seamless IP connectivity and services and very high capacity optical transport. With an integrated IP and optical transport solution, a critical infrastructure network operator can provide a highly reliable, secure, future proof communications solution optimized for critical industries. An essential requirement for this solution includes a security suite that incorporates state-of-the-art operational technologies protection measures, giving operators extra confidence in the security of their network.

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

Strategy Overview

Our mission is to create a recognized global technology leader providing open, cloud-centric solutions spanning multiple network layers that enable the secure exchange of communications and information, with unparalleled scale, performance, and elasticity. Our transformative acquisition of ECI in 2020 dramatically expanded our addressable market beyond secure voice communications into IP Networking, Optical Transport, and Software-Defined Networking ("SDN") Management and Automation. We are implementing a focused strategy to target our broad global base of Service Provider and Enterprise customers to establish Ribbon as key supplier of networking solutions. Key elements of the strategy include:

•Operational Integration – In order to provide laser focus on the unique aspects of our portfolio, a business unit model was initially adopted along with regional sales teams and an integrated corporate organization. This has served us well over the last three years. However, we are seeing a growing number of opportunities where closer collaboration would be beneficial. As a result, in 2023 we have re-organized the Company and created a single leader for both of our segments with the establishment of a Chief Operating Officer role. Similarly, the go-to-market team has been unified with the establishment of a single Global Sales Leader role. Internally we launched the "Ribbon 3.0" program, reflecting the continued transformation of the Company and a drive towards best-in-class operational efficiencies and execution.

•Cross-Selling and Tier One Service Provider Growth - We are laser-focused on marketing and selling our combined post-acquisition broad portfolio to our global deployed base of service provider and enterprise customers to expand our presence and share of the larger IP and Optical networking and transport market and cross-sell our complete portfolio. In particular, we are focused on penetrating the largest service providers around the world in order to drive long term growth and improved competitiveness.
•North American IP Optical Networks Market Share – We expect to continue to unlock the value of our former ECI portfolio by growing IP Optical Networks market share in the North American market by leveraging the extensive deployment base and ongoing business that we have with service providers and enterprise customers. We have identified opportunities where we have been able to combine technology from both our Voice and IP Routing portfolios in order to address a clear customer need and differentiate our offering. We continue to build on early cross-selling successes and have multiple promising pipeline opportunities in progress for 2023.

•Participate in the 5G Opportunity – We have made significant Research & Development ("R&D") investments in our IP Optical product portfolio in order to address multiple opportunities tied to the deployment of 5G mobile networks. We want to be at the forefront of preparing our customers for the deployment of 5G on two major fronts: providing for metro, backhaul and long-haul transport and networking solutions in service provider networks, industrial verticals, and critical infrastructure; and supporting their needs as new applications, including IoT and AI, become a reality with 5G. We believe 5G is a multi-year opportunity as global service providers roll out the new capital-intensive technology and build out the needed network infrastructure over the next decade. We have reported several recent strategic wins in this area, and believe this will be a key catalyst for growth. As an example, we have recently been selected by Bharti Airtel in India to provide a Cell Site Router (CSR) IP platform as they launch 5G mobile services in the country. In addition, Bharti has also selected our Apollo Optical Transport platform for Long Haul DWDM transport. Similarly, Rogers in Canada is deploying our Apollo solution for both mobile and fixed broadband services.
•Software-Centric and Cloud-Native Offerings - The value of virtual, cloud-native, and software-driven solutions deployable in the cloud has only grown because of the COVID-19 pandemic and the migration of network services to the Telco Cloud, which underscores another area of major focus for us. As a strategy, we continue to aggressively transition a significant portion of our product portfolio and business model towards more software, cloud-native offerings with automation and as-a-Service selling model. We believe this transition is instrumental in continuing to improve our profitability and competitiveness, and in growing the recurring revenue portion of our business.
•Enterprise Offerings - The market need and growth rate are higher at the network edge than at the core. We are focused on growing this area of our business through our overall enterprise solutions for securing communications and our IP optical network connectivity solutions, which together are typically geared towards critical infrastructure, large enterprises, and medium-size businesses, building on our partnerships with key go-to-market channels and solutions providers such as Microsoft, as well as other popular unified communications and collaboration ("UC&C") platforms such as Zoom Phone and similar service provider UC&C offerings.
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

In the year ended December 31, 2022, Verizon Communications Inc. ("Verizon") accounted for approximately 15% of our revenue. Verizon is a service provider that offers interconnect, fixed line and mobile communications services, and our software solutions are sold across their business divisions supporting their large enterprises, SMB and consumer telecommunications and cable-related offerings. Our top five customers represented approximately 34% of our revenue in the year ended December 31, 2022.

Segment Information

Effective in the fourth quarter of 2020 and in connection with the ECI Acquisition, our Chief Operating Decision Maker ("CODM") began to assess our performance based on the performance of two separate lines of business within the Company: the Cloud and Edge segment ("Cloud and Edge") and the IP Optical Networks segment ("IP Optical Networks").

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
•NETSCOUT Systems, Inc., Niometrics Pte Ltd, Empirix Inc. and Ericsson for our Analytics offerings.
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

Services and Support

As communication networks continue to grow increasingly vital to society and business, and complexity grows with every new technology introduction cycle, service providers are increasingly challenged to control costs and find the expertise to install, maintain, and repair these platforms. We have a rich history of providing a broad offering of service-based solutions to complement our products and to help service providers and enterprises grow revenues, serve their customers, reduce costs, and improve productivity. Our Global Services organization provides a wide range of services to enable our customers to achieve those goals. Professional and Project Management Services include hundreds of cloud communications, VoIP, IMS voice services and IP and Optical networking specialists and partners offering technical depth, network breadth and tools to assist customers in all aspects of network modernization, design, and deployment. Our Maintenance Support offerings deliver a comprehensive support strategy for all products, applications, and solutions purchased. Our Managed Services offer proactive monitoring to keep customers' production communications running smoothly so they can concentrate on running their business. In addition, our Education Services help ensure customers have the technical knowledge and skills necessary to achieve service readiness and delivery goals to accelerate time-to-market, manage costs, and get the most out of our products and solutions that they use.

Sales and Marketing

We sell our portfolio of products and solutions to service provider and enterprise customers around the globe through both direct sales and indirectly through channel partners, including independent resellers, distributors, service providers and system integrators. Most of our sales to service providers are done directly and most sales to enterprises are done through channel partners. To support our customers' requirements, our direct sales team is organized geographically and by major customers. Our sales teams sell our full portfolio of products and solutions from both segments to customers in each salesperson's assigned region. Our direct sales force and resellers are supported by a highly trained technical sales engineering staff who work closely with our customers to develop technical proposals and design systems to optimize system performance and economic benefits for our customers.

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

Inventory Suppliers and Sourcing

We work with strategic global suppliers for our key integrated circuit components, systems, and software. Certain of our networking products use third-party optical modules embedded on board or configured as pluggable units. These modules are designed and manufactured by leading optical technology vendors and supplied to us based on agreed-upon controlled performance specifications.

Our policy is to purchase major components directly from original suppliers or from authorized distributors. We regularly review market trends and volume demand for newly introduced products with our suppliers and distributors to negotiate reduced component pricing as the products mature. We carefully manage end-of-sale and end-of-life transitions to maximize return on investment and minimize wasted material, while maximizing customer satisfaction. When we must source such end-of-life components from distributors and brokers, we typically encounter increased component pricing. In some cases, when such parts cannot be sourced reliably any longer in the open market, we undertake redesign efforts with alternative components.

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

The worldwide supply chain disruptions that started mid-2020 have affected multiple aspects of our product realization processes, including extended component lead-times, part shortages, higher input costs, and increased logistics complexity. While this has moderated somewhat in the second half of 2022 and into 2023, issues remain and continue to affect our delivery execution and profitability. We continue to implement specific actions to manage these issues, including investment in key component inventory and re-design of sub-assemblies to improve product availability.

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

Our IP Optical Networks R&D team continues to focus on empowering our customers with better performance and cost-efficient solutions, improved cost-per-bit, and reduced power and space requirements to lower operating costs. We create innovative solutions that address the exponential increases in bandwidth consumption with improving operational efficiency. Our unique value-add is demonstrated by advanced well-integrated optical and packet solutions managed by state-of-the-art cross platform SDN management system. We are also investing in open and optimized IP and Optical solutions as well as disaggregated networking solutions for our customers.

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

Intellectual Property

We believe intellectual property is fundamental to our business and success, and we depend upon our ability to develop, maintain and protect our technology. We seek to safeguard our investments in technology and rely on a combination of U.S. and foreign patent, trademark, trade secret and copyright law and contractual restrictions to protect the proprietary aspects of our technology. As of December 31, 2022, we had been issued 669 patents in the U.S., which expire between 2023 and 2041, and had 44 in-process patent applications in the U.S. As of such date, we also had 276 issued patents in foreign jurisdictions, and had 16 patent applications. As of December 31, 2022, we had 34 trademarks registered in the U.S. and 118 trademarks registered in foreign jurisdictions.

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

Our Employees

As a global company with employees in more than 30 countries, we focus on creating an inclusive global community, aligning our resources, processes, and platforms to build a work culture that reflects and expresses our core values. This enables us to work efficiently across borders and functions. Our aim is to create a workplace that is engaging, inspiring, challenging, and inclusive. We strive to be a great employer for our current employees and for future employees who are seeking an opportunity to join our dynamic business, positioned at the nexus of global communications technology and social transformation.

As of December 31, 2022, we had a total of 3,394 employees worldwide, located geographically as follows:

	Number of employees	Percentage of total
Asia	1,276	38%
North America	943	28%
EMEA	1,056	31%
LATAM	119	3%

Approximately 726 employees are covered by collective bargaining agreements or works councils and we believe that our relations with the labor unions are generally good.

Ribbon's core values are focused on teamwork, passion (taking pride in our achievements), being a trusted advisor to our customers, innovation and being "TRUE" - Transparent, Respectful, Unpretentious and Empowered. We leverage these values to engage our employees, providing a workplace in which we all work with shared objectives that contribute to a successful business, better society, and a better world. We also offer our employees opportunities for personal and professional growth, while maintaining a culture of open and transparent communications where everyone receives constructive performance feedback and is encouraged to offer new ideas about any aspect of the work we do and our ways of doing things.

Diversity, Equity and Inclusion ("DEI"). We believe that having a diverse group of people who contribute different perspectives and viewpoints is both the right thing to do and a serious competitive advantage, critical to the success of any organization. Our goal is to continue to promote an environment that encourages all team members, regardless of race, sex, background, or affiliation, to take pride in their individual contributions. In 2021, Ribbon introduced the DEI Council as part of our commitment to further our awareness of the different backgrounds, cultures, and experiences of our employees and to operationalize our efforts to build on these assets. The DEI Council is composed of leaders representing all functions and geographies who are dedicated to creating greater awareness and education about DEI, setting priorities, and developing programs to fulfill these objectives in coordination with Human Resources (“HR”) and other internal stakeholders. There were several key objectives in 2022, and one of our main areas of focus was to address the imbalance between the number of men and women in the company, a pervasive issue throughout the technology industry. In addition, we wanted to enhance awareness of the impact of DEI company-wide, addressing any bias in our recruiting process, and strengthening the women’s leadership community.

Our initial DEI strategy is to achieve stronger representation of women in a variety of roles at all levels of the organization, with an emphasis on women in management. As of December 31, 2022, 23% of our employees identified as female and those 770 employees are located geographically as follows:

Percentage of employees identifying as female
Asia	41%
North America	24%
EMEA	32%
LATAM	3%

Employee Hiring, Turnover and Engagement. We continue to monitor our overall employee engagement through HR metrics, such as total number of hires, voluntary turnover rates, new hire surveys, exit interviews and our annual employment engagement survey. We know that successful employee engagement helps increase employee attraction and retention. The 2022 job market was very competitive, especially in the technology sector. The challenging environment for both hiring and retaining talent resulted in increased time to hire and turnover rates. For the year ended December 31, 2022, we hired 407 employees, a decrease of 28% from the number of employees hired in 2021, and our voluntary employee turnover rate in 2022 was 13.3% globally.

Another way we measure employee engagement is through our recently launched recognition program, “Real Time Rewards.” This program not only helps with engagement, but reinforces our “thank you culture.” Employees at Ribbon are able to recognize the achievements and contributions of their teammates, peers, and managers. In 2022, approximately 4,000 such awards were given, whereby 44% of our employees was recognized and rewarded for their contributions. These rewards are comprised of both monetary and non-monetary awards and are also used to recognize service anniversaries, birthdays, and other notable events.

Like many companies in our industry, voluntary attrition has increased significantly compared to prior years. We continue to review the reasons provided by departing employees and have taken a number of actions to address these concerns, including expanding our Learning and Development programs, introducing Leadership Development for all levels of management and others, and establishing an annual focal compensation review, resulting in salary increases to remain competitive in local markets. In addition, we continue to benchmark employee benefits and welfare programs. All of these enhancements are to ensure we retain our key employees in a very competitive global employment market and provide additional targeted employee engagement in regional locations or functions with higher attrition.

Learning and Development (L&D). We believe that investing in our employees' personal and professional development enables them to perform their current roles with maximum effectiveness and to be prepared for roles of greater responsibility in the future. Our strong L&D programs deliver employee empowerment, boost workplace engagement and relationships, and retain talent. These learning programs utilize a combination of in-person and online curriculum and include core modules, some of which are mandatory, relating to ethical conduct, products and services, cyber security, safety, human rights and anti-corruption, as well as additional tailored programs on topics such as leadership, management, excellence in service, project management and competency development. In 2022, we delivered more than 20 live training webinars, 10 manager/leader development programs, and approximately 13 training hours per employee across our workforce, an increase from approximately 11 hours in 2021.

Safety, Health and Well-being. We strive for a workplace that is free of hazards for our employees. We take care to comply with applicable safety regulations and have a strong track record for safety which we reinforce through regular training modules in all of our locations. In 2022, Ribbon launched global Employee Assistance Programs (“EAP”) to employees and their families in all countries in which Ribbon operates. The EAP is a confidential support service that can help our employees and their dependents at no cost. The EAP Care Access Centre can be contacted toll-free, 24 hours per day, 7 days per week.

As a company that advocates a healthy and balanced lifestyle, we launched the Ribbon Wellness Program which is available to Ribbon employees and their families. This program includes a variety of monthly wellness related topics delivered through activities such as webinars, exercise sessions, and engaging challenges. Topics covered in 2022 included healthy nutrition, stress management, fitness and physical health, as well as mental and emotional health.

As we continue to recover from the COVID-19 pandemic, we instituted a phased return to occupancy plan that provided for a gradual return of employees to our offices (typically two to three days per week) based on the conditions in the geographic region and in alignment with local regulations. In the second half of 2022, we adopted a Hybrid Work Model where employees spend a minimum of two days per week working from a Ribbon office to encourage collaboration, innovation, and socialization, but maintain the flexibility to work remotely as well. We have received positive feedback from employees who appreciate the flexibility Ribbon offers and how it has improved their work-life balance. We continue to provide regular communications to our employees to update them on our policies and maintain a COVID-19 resource site that includes information and resources on working from home and links to official resources from the World Health Organization, the Centers for Disease Control, and others.

Community Investment. We value the communities in which we work. We encourage a service mindset among our employees wherever they are and support community involvement and engagement. Our Employee Engagement committees have developed ongoing relationships with local Non-Profit organizations where Ribbon and our employees are contributing both time and funds to provide needed support. Ribbon also sponsors events and campaigns that support organizations such as the American Heart Association, Make a Wish Foundation, and the United Way. In addition, since 2010, we have provided a day of paid time off for all employees to participate in our Global Day of Service, during which employees and their families are encouraged to volunteer and contribute to local charitable organizations in their communities.

For additional information on Ribbon’s talent and our current engagement activities, please see our most recent sustainability report, which is available at ribboncommunications.com/company/company-policies/sustainability-report.

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

We have taken a more strategic position to our environmental, social and governance ("ESG") practices. Our ESG materiality study reviewed the expectations and requirements of both our stakeholders and our competitors to focus on the ESG practices that are most critical to our business and those where we believe we can make the largest positive impact. From this materiality study, we published a strategy which we believe will positively impact our future environmental performance, and deliver social benefits for our customers, employees and society at large. Additionally, we believe the governance improvements made as a result of our strategy will result in enhancements in our accountability and that of our suppliers and partners.

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

Item 1A. Risk Factors

Our business faces significant risks and uncertainties. Certain important factors may have a material adverse effect on our business prospects, financial condition and results of operations, and they should be carefully considered. Accordingly, in evaluating our business, we encourage you to consider the following discussion of risk factors in its entirety in addition to other information contained in or incorporated by reference into this Annual Report on Form 10-K and our other public filings with the Securities and Exchange Commission (“SEC”). These are factors which, individually or in the aggregate, we think could cause our actual results to differ significantly from anticipated or historical results. In addition to understanding the key risks described below, investors should understand that it is not possible to predict or identify all risk factors, and consequently, the following is not a complete discussion of all potential risks or uncertainties. Other events that we do not currently anticipate or that we currently deem immaterial may also affect our business, prospects, financial condition and results of operations. Additionally, investors should not interpret the disclosure of a risk to imply that the risk has not already materialized.

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
•The military conflict between Russia and Ukraine could materially impact our sales to customers in that region.

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

Risks Related to Ownership of our Common Stock

•The choice of forum provision in our Certificate of Incorporation could limit our stockholders’ ability to obtain a favorable judicial forum for disputes with us or our directors, officers or agents.
•Anti-takeover provisions in our charter documents and under Delaware law could make an acquisition of us more difficult, limit attempts by our stockholders to replace or remove our current management and may negatively affect the market price of our common stock.

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

Competition in the telecommunications market is intense. The market is shifting from an ecosystem dominated by a few large incumbent telecommunications equipment companies, such as Ericsson LM Telephone Company, Huawei Technologies Co. Ltd., Nokia Corporation, Ciena Corporation and Cisco Systems, Inc., to a market with competitors that are characterized by network virtualization, migration to the cloud, and open interfaces. We believe this shift creates opportunities for us, as well as our direct competitors in telecommunications and networking. The shift also creates opportunities for new entrants, including some that may currently be our strategic partners, that could become competitors in the industry. See Item 1. "Business – Competition". Mergers among any of these or other competitors could strengthen their ability to compete against us, and additional competitors with significant financial resources entering our markets could further intensify competition.

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

We rely on certain key customers, and our future success will depend on our ability to generate recurring business from our existing customers and to attract additional customers beyond our current customer base. One customer, Verizon, contributed approximately 15% of our revenue in the year ended December 31, 2022. Our top five customers contributed approximately 34% of our revenue in 2022. Factors that may affect our ability to grow our customer base include, but are not limited to, economic conditions that discourage potential new customers from making the capital investments required to adopt new technologies; deterioration in the general financial condition of service providers and enterprises, or their ability to raise capital or access lending sources; new product introductions by our competitors; and the success of our channel partner program. If we are unable to expand our customer base, the loss of any significant customer, or any substantial reduction in purchase orders or deferral of purchasing decisions from these customers, could materially adversely affect our results of operations and financial condition.

Consolidation in the telecommunications industry could harm our business.

The telecommunications industry, including many of our customers, has experienced consolidation, including, in the carrier space, the pending merger between Rogers Communications Inc. and Shaw Communications Inc. (announced in March 2021), the acquisition of certain Lumen Technologies assets by Brightspeed (2022), the merger between T-Mobile US, Inc. and Sprint Corporation (2020) and the acquisition of Blue Face Ltd. by Comcast Corporation (2020). Further, consolidation has also occurred in the telecommunications supplier and vendor space, including the combination of ADTRAN, Inc. and ADVA (2022), the acquisition of Acacia Communications, Inc. by Cisco Systems, Inc. (2021) and the closing of a strategic partnership between RingCentral, Inc. and Avaya Holdings Corp. (2019).

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

We recorded restructuring expense of $10.8 million and $11.7 million in 2022 and 2021, respectively, including severance and related costs, facilities restructuring and accelerated amortization of lease assets. In 2023, we expect to record additional restructuring expense of approximately $18 million as we look to further streamline operations and consolidate our global footprint to reflect, among other things, a greater percentage of our workforce working from home on a go-forward basis.

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

Due to our reliance on significant customers, we are dependent on the continued financial strength of our customers. If one or more of our significant customers experience financial difficulties, it could result in uncollectible accounts receivable and our loss of significant customers and anticipated revenue.

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

We spend a significant amount of time, money and resources developing new technology, products and solutions to help keep up with rapid technology and market changes. Our strategic plan includes a continued shift in our investments from mature technologies that previously generated significant revenue for us toward certain networking technologies. Our choices of specific technologies to pursue, and those to de-emphasize, may prove to be inconsistent with our customers' investment spending. Moreover, if we invest in the development of technologies, products and solutions that do not function as expected, are not adopted by the industry, are not ready in time, are not accepted by our customers as quickly as anticipated or at all, mature more quickly than we anticipated or are not successful in the marketplace, our sales and earnings may suffer and, as a result, our stock price could decline.

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

We believe the telecommunications industry is in a major architectural shift to the virtualization of networks. If the architectural shift does not occur, if it does not occur at the pace we predict, or if the products and services we have developed are not attractive to our customers after such shift takes place, our revenue could decline.

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

Virtualization of our product portfolio, particularly in our Cloud and Edge segment, to increasingly focus on more software-based products could also adversely impact our revenue growth. As we virtualize our product portfolio, we expect our margins to improve due to decreased costs tied to production and sales of our appliance products, however, our revenue may decline as a result of the decreases in sales of appliance products, many of which have generated higher revenue on a per-unit basis than certain of our software products.

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

We currently rely on a small number of large global contract manufacturers to assemble our products according to our specifications and to fulfill orders on a timely basis. Reliance on a third-party manufacturer involves a number of risks, including a lack of control over the manufacturing process, inventory management and the potential absence or unavailability of adequate capacity. These risks are amplified by the current supply chain disruptions being experienced globally. As we do not have the internal manufacturing capabilities, any difficulties or failures to perform by our contract manufacturers could cause delays in customer product shipments, which could negatively affect our relationships with customers and result in delayed revenue.

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

We and our contract manufacturers both purchase several key components of our products. Depending upon the component, there may or may not be alternative sources of substitutes. If we overestimate our component and finished goods requirements, we could have excess inventory, which would increase our costs. If we or our contract manufacturers underestimate our requirements, we may not have an adequate supply, which could interrupt manufacturing of our products and result in delays in shipments and revenue. If any of our sole or limited source suppliers experience capacity constraints, work stoppages or other reductions or disruptions in output, it may not be able to meet, or may choose not to meet, our delivery schedules. Moreover, we have agreed to compensate our contract manufacturers in the event of termination or cancellation of orders, discontinuance of product or excess material.

We generally do not have long-term supply contracts with our component suppliers and they are not required to supply us with components for any specified periods, in any specified quantities or at any set price, except as may be specified in a particular purchase order. In the event of a disruption or delay in supply or our inability to obtain components, we may not be able to develop an alternate source in a timely manner or at favorable prices, or at all. While we regularly monitor our inventory of supplies, a failure to find acceptable alternative sources could hurt our ability to deliver high-quality products to our customers and negatively affect our operating margins.

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

If we are unable to correctly estimate future requirements for products and components that we purchase from our third-party vendors that have reached the end of their life cycles, it could harm our operating results or business.

Some of the products and components that we purchase from our third-party vendors have reached the end of their life cycles. It may be difficult for us to maintain appropriate levels of the discontinued products or components to adequately ensure that we do not have a shortage or surplus of inventory of these products. If we do not correctly forecast the demand for such products that utilize third-party components, we could have excess inventory and may need to write off the costs related to such purchases and such write-offs could materially adversely affect our operating results. However, if we underestimate our forecast and our customers place orders to purchase more products than are available, we may not have sufficient inventory to support their needs. If we are unable to provide our customers with enough of these products, it could make it difficult to retain certain customers, which could have a material and adverse effect on our business.

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

Our business depends upon highly skilled technical, managerial, engineering, sales, marketing and customer support personnel. Competition for these personnel is intense, especially during times of economic recovery or growth. Any failure to hire, assimilate in a timely manner and retain key qualified personnel, particularly engineering and sales personnel, could impair our growth and make it difficult to meet key objectives, such as timely and effective product introductions. In addition, our ability to attract and retain key employees could be adversely impacted if we do not have a sufficient number of shares available under the Amended and Restated 2019 Stock Incentive Plan, as amended, to issue to our employees. We may not be able to locate suitable employees for any key employee who leaves or offer employment to potential replacements on reasonable terms.

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

A factor that significantly affects our operating results is the impact of economic conditions on the willingness of our current and potential customers to make capital investments. Given the general uncertainty regarding global economic conditions and other factors, such as inflation, rising interest rates and foreign exchange rate fluctuations, we believe that customers have tried to maintain or improve profitability through cost control and constrained capital spending, which places additional pressure on IT departments to demonstrate acceptable return on investment. Some of our customers have canceled or delayed, and current and prospective customers may continue to cancel and delay, spending on the development or roll-out of capital and technology projects with us due to economic uncertainty and, consequently, our results of operations have been, and may continue to be, adversely affected. In addition, current uncertain worldwide economic and political environments make it increasingly difficult for us, our customers and our suppliers to accurately forecast future product demand, which could result in an inability to satisfy demand for our products and a loss of market share. Our revenue is likely to decline in such circumstances, which may result in erosion of our profit margins and significant losses.

Moreover, economic conditions worldwide may contribute to slowdowns in the communications and networking industries, as well as to specific segments and markets in which we operate, particularly the telecom sector, resulting in, among other things, reduced demand for our products and services as a result of our customers choosing to refrain from building capital intensive networks; increased price competition for our products, not only from our competitors, but also as a consequence of customers disposing of unutilized products; and risk of excess and obsolete inventories. Continuing turmoil in the geopolitical environment in many parts of the world may continue to put pressure on global economic conditions which in turn, could materially adversely affect our operating results. For example, following recent border clashes with China, India has enacted bans on the import of some goods manufactured in China. While the current import bans do not include our products, if India expands the bans to include the products we sell in India that are currently manufactured in China, we may be required to find new manufacturing locations for such products. While we have developed plans to relocate our manufacturing sites if needed, the timing required for relocation, or if we are not successful in relocating, could impact our ability to sell such products or timely deliver the products, and could result in lower or lost sales in India. The need to move manufacturing of such products could also negatively impact the margin earned on the sale of such products. If these or other sanctions are enacted, they may limit our ability to provide products and services in an important country or region for our business.

The military action between Russia and Ukraine, and the sanctions imposed as a result, could materially impact our sales to customers in that region.

In 2022, approximately 7% of our sales were to customers in Eastern European countries, including the Ukraine, Russia, and surrounding countries. In February 2022, Russia commenced military action in Ukraine, and the uncertainty resulting from this military action and the threat for expansion of the conflict has resulted in some of our customers delaying purchases from us. Further, the U.S. and other European countries have imposed sanctions against Russia in connection with the conflict. These sanctions currently prohibit our ability to sell certain products and services. The sanctions continue to evolve and further changes in the current sanctions could further limit our ability to sell products and services to customers in Russia and our ability to collect on outstanding accounts receivable from such customers. We attempt to mitigate some of the risk in this region by requiring a portion of the purchase orders to be paid in advance. Since the start of the conflict, our customers have continued to meet their obligations to pay us. If we are further limited in our ability to sell products and services to Russia and other countries for an extended period, it could have a material impact on our financial results.

Conditions in Israel may materially and adversely affect the Company’s business.

We have a significant number of employees located in Israel. As a result, political, economic and military conditions in Israel may directly affect the Company’s business. In early 2023 there have been a number of changes proposed to the political system in Israel by the current government which, if implemented as planned, could lead to large-scale protests and additional uncertainty, negatively impacting the operating environment in Israel. In addition, there continue to be hostilities between Israel and Hezbollah in Lebanon and Hamas in the Gaza Strip, both of which resulted in rockets being fired into Israel, causing casualties and disruption of economic activities. Popular uprisings in various countries in the Middle East and North Africa over the last few years has also affected the political stability of those countries and have led to a decline in the regional security situation. Such instability may also lead to deterioration in the political and trade relationships that exist between Israel and these countries. Any armed conflicts, terrorist activities or political instability involving Israel or other countries in the region could adversely affect our business, results of operations, financial condition, cash flows and prospects. Although the Israeli Government currently covers the reinstatement value of direct damages that are caused by terrorist attacks or acts of war, we cannot ensure shareholders that this coverage will be maintained or will be adequate in the event we submit a claim.

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

We have expanded, and expect to continue to expand, our operations in international and emerging markets. International operations are a significant part of our business, accounting for approximately 57% of total revenues in 2022. We expect such operations to continue to require significant management attention and financial resources to successfully grow. In addition, our international operations are subject to other inherent risks, including:

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

In addition, we are required to meet certain financial covenants for financings of this type, including a minimum Consolidated Fixed Charge Coverage Ratio and a maximum Consolidated Net Leverage Ratio (each as defined in the 2020 Credit Agreement) which are tested on a quarterly basis. The maximum Consolidated Net Leverage Ratio covenant uses our EBITDA (calculated in accordance with the 2020 Credit Agreement) for the last 12 months (as of the testing date) to determine compliance. While we were in compliance with the covenants at December 31, 2022, the maximum Consolidated Net Leverage Ratio and the minimum Consolidated Fixed Charge Coverage Ratio we are required to maintain under the 2020 Credit Agreement will decrease and increase, respectively, in future quarters. As a result, it could impact our ability to continue to satisfy these requirements in future periods. Our failure to comply with these covenants may result in the declaration of an event of default, which could cause us to be unable to borrow under the credit facility or result in the acceleration of the maturity of indebtedness outstanding under the 2020 Credit Facility at such time.

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

As of December 31, 2022, we had $300.9 million of goodwill and $294.7 million of intangible assets. Goodwill is tested annually for impairment and, along with our intangible assets, is also reviewed for impairment when events or changes in circumstances indicate the carrying value may not be recoverable. Based on the results of impairment testing for 2021, we determined that the carrying value of our IP Optical Networks segment exceeded its fair value and accordingly, we recorded a goodwill impairment charge of $116.0 million, which had a material impact on both our net loss and loss per share for the year ended December 31, 2021. Based on the results of our 2019 annual impairment test, we determined that our carrying value for goodwill exceeded our fair value and accordingly, we recorded a goodwill impairment charge of $164.3 million, which had a material impact on both our net loss and loss per share for the year ended December 31, 2019. Factors that may be considered a change in circumstances indicating that the carrying value of our goodwill or intangible assets may not be recoverable include significant underperformance relative to plan or long-term projections, strategic changes in business strategy, significant negative industry or economic trends, significant change in circumstances relative to a large customer, significant decline in our stock price for a sustained period and decline in our market capitalization to below net book value. Any additional material impairment of goodwill or intangible assets could adversely affect our results of operations.

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

Risks Related to the Ownership of our Common Stock

Anti-takeover provisions in our charter documents and under Delaware law could make an acquisition of us more difficult, limit attempts by our stockholders to replace or remove our current management and may negatively affect the market price of our common stock.
Provisions of the Company’s Certificate of Incorporation and By-laws may have the effect of delaying or preventing a change of control or changes in our management, including, generally, provisions that:

•do not provide cumulative voting in the election of directors, which limits the ability of minority stockholders to elect director candidates;
•allow only the Board to fill a vacancy on the Board, however occurring, including a vacancy resulting from an enlargement of the Board;
•require advance notice for stockholder proposals to be brought before a meeting of stockholders, including proposed nominations of persons for election to the board of directors;
•only allow stockholder action to be taken at an annual or special meeting;
•require a vote of holders of at least 66 2/3% of the voting power of our outstanding voting stock entitled to vote thereon to amend or repeal certain provisions of the Company’s Certificate of Incorporation or its By-laws;
•limit the ability of stockholders to call a special meeting; and
•authorize blank check preferred stock.

These provisions may make it more difficult for stockholders to replace members of our board of directors, which is responsible for appointing the members of our management. In addition, pursuant to our Certificate of Incorporation, we have expressly elected not to be governed by Section 203 of the General Corporation Law of the State of Delaware (the “DGCL”), which generally prohibits a Delaware corporation from engaging in any of a broad range of business combinations with a stockholder owning 15% or more of our outstanding voting stock, unless the stockholder has held the stock for a period of at least three years. Instead, the Certificate of Incorporation provides that, notwithstanding any other provisions of the DGCL or Certificate of Incorporation, and subject to limited exceptions, we shall not engage in any business combination with any interested stockholder for a period of three years following the time that such stockholder became an interested stockholder unless: (i) the Board has approved, before the acquisition time, either the business combination or the transaction that resulted in the person becoming an interested stockholder, (ii) upon consummation of the transaction that resulted in the person becoming an interested stockholder, the person owns at least 85% of the corporation’s voting stock at the time the transaction commenced (excluding for such purposes any shares owned by directors who are officers and shares owned by employee stock plans in which participants do not have the right to determine confidentially whether shares will be tendered in a tender or exchange offer) or (iii) at or after the person or entity becomes an interested stockholder, the business combination is approved by two-thirds of the total number of authorized directors, whether or not there exist any vacancies in previously authorized directorships, and by a majority of the independent directors (as defined in the Stockholders Agreement (as defined below)). This could delay or prevent a change of control transaction or discourage a potential acquirer from pursuing such a transaction, which transaction might have otherwise been of benefit to the other stockholders.

The choice of forum provision in our Certificate of Incorporation could limit our stockholders’ ability to obtain a favorable judicial forum for disputes with us or our directors, officers or agents.

Our Certificate of Incorporation provides that, unless we consent in writing to the selection of an alternative forum, the Court of Chancery of the State of Delaware (the “Court of Chancery”) is, to the fullest extent permitted by law, the sole and exclusive forum for any (i) derivative action or proceeding brought on behalf of the Company, (ii) any action asserting a claim of breach of a fiduciary duty owed by any director, officer, other employee or stockholder of the Company to the Company or the Company's stockholders, (iii) any action asserting a claim arising pursuant to any provision of the DGCL or as to which the DGCL confers jurisdiction on the Court of Chancery of the State of Delaware, or (iv) any action asserting a claim arising pursuant to any provision of the Company’s Certificate of Incorporation or the Company’s By-laws or governed by the internal affairs doctrine. The choice of forum provision may limit a stockholder’s ability to bring a claim in a judicial forum that it finds favorable for disputes with us or our directors, officers or agents, which may discourage such lawsuits against us and our directors, officers and agents. Alternatively, if a court were to find the choice of forum provision contained in our Certificate of Incorporation to be inapplicable or unenforceable in an action, we may incur additional costs associated with resolving such action in other jurisdictions, which could adversely affect our business and financial condition.

General Risk Factors

Litigation and government investigations could result in significant legal expenses and settlement payments, fines or damage awards.

From time to time, we are subject to litigation regarding intellectual property rights or other claims and have indemnification clauses in most of our customer contracts that may require us to indemnify customers against similar claims. We have also been named as a defendant in securities class action and stockholder derivative lawsuits and have also been subject to investigations by the government. For more information on currently pending litigation, please see "Part I, Item 3. Legal Proceedings." We are generally obliged, to the extent permitted by law, to indemnify our current and former directors and officers who are named as defendants in these lawsuits. Defending against litigation or government investigation may require significant attention and resources of management. Regardless of the outcome, such litigation or investigation could result in significant legal expenses. At this time, it is not possible to predict the outcome of the ongoing lawsuits, including whether or not any proceedings will continue, and when or how these matters will be resolved or whether we will ultimately receive, and in what sum, amounts previously awarded as a result of these proceedings. Regardless of whether we are ultimately successful in these lawsuits, we will likely elect to continue to incur substantial legal fees in connection with these matters.

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

Our common stock price has experienced substantial volatility in the past and may remain volatile in the future. Volatility in our stock price can arise as a result of a number of the factors discussed in this “Risk Factors” section. During 2022, our closing stock price ranged from a high of $6.19 per share to a low of $2.22 per share. The stock market has experienced significant price and volume fluctuation with such volatility often unrelated to the operating performance of these companies. Actual or perceived divergence between our actual results and our forward-looking guidance for such results, the published expectations of investment analysts, or the expectations of the market generally, can cause significant swings in our stock price. Our stock price can also be affected by market conditions in our industry as well as announcements that we, our competitors, vendors or our customers may make. These may include announcements by us or our competitors of financial results or changes in estimated financial results, technological innovations, the gain or loss of customers, or other strategic initiatives. These and other factors affecting global economic conditions or financial markets may materially adversely affect the market price of our common stock in the future.

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

Additionally, the Company is party to a Second Amended and Restated Registration Rights Agreement, dated as of August 12, 2022, with the JPM Stockholders, Swarth and certain other stockholders (the "Registration Rights Agreement"). The JPM Stockholders and Swarth collectively own approximately 47% of our common stock as of December 31, 2022, and may decide to sell their shares in bulk or from time to time, except as provided under the Stockholders Agreement, which timing we cannot control. The sale of shares by these stockholders may increase the volatility of our stock price, and our stock price could decline as a result.

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

Item 1B. Unresolved Staff Comments
None.

Item 2. Properties

During 2019, we initiated a plan to consolidate and reduce the number of our facilities worldwide. This included plans to provide a new customer experience center for product demonstration and training, relocate and consolidate our laboratories, server farms and Cloud service infrastructure, and condense research and development, sales, marketing, business operations and administrative functions into our new Plano, Texas office. We relocated our corporate headquarters to the new Plano, Texas office in February 2021.

As of December 31, 2022, we maintained the following principal facilities:

Location	Principal use	Lease expiration
Plano, Texas (a)	Corporate headquarters, sales, marketing, research and development/engineering, customer support, general and administrative	September 2032
Westford, Massachusetts	Research and development, customer support, general and administrative	August 2028
Ottawa, Canada (b)	Research and development/engineering, customer support, general and administrative	December 2029
Petah Tikva, Israel (Main Campus) (b)	Research and development/engineering, sales and marketing, customer support, general and administrative	January 2025
Petah Tikva, Israel (Kshatot) (b)	Service, research and development/engineering, supply chain	October 2023
Bangalore, India (Delta)	Research and development/engineering, customer support, general and administrative	October 2024
Bangalore, India (Alpha)	Research and development/engineering, customer support, general and administrative	December 2023

(a) The Company's relocation of its corporate headquarters to this facility was completed in the first quarter of 2021.
(b) A portion of this facility was not in use at December 31, 2022; a portion of this unused space is currently being subleased as part of a restructuring initiative that covers the entire unused space.

We also lease smaller office space under 50,000 square feet in various countries around the world for sales, marketing, research and development/engineering, and customer services and support staff, as well as for warehouse purposes. We are exiting certain of these facilities. We believe our remaining facilities will be adequate for our current needs and that suitable additional space will be available as needed.

Item 3. Legal Proceedings

We are subject to legal proceedings and claims that have not been fully resolved and that have arisen in the ordinary course of business. Our material legal proceedings are described in Part II, Item 8 of this Form 10-K in the Notes to Consolidated Financial Statements in Note 25, "Commitments and Contingencies" under the heading "Contingencies".

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

Holders

At March 28, 2023, there were approximately 374 holders of record of our common stock.

Recent Sales of Unregistered Securities

None.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

The following table summarizes repurchases of our common stock during the fourth quarter of 2022:

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet be Purchased Under the Plans or Programs
October 1, 2022 to October 31, 2022	6,481	$2.30	—	$—
November 1, 2022 to November 30, 2022	4,554	$2.73	—	$—
December 1, 2022 to December 31, 2022	24,822	$2.91	—	$—
Total	35,857	$2.78	—	$—

(1) Upon vesting of restricted stock awards, certain of our employees may return to us a portion of the newly vested shares to satisfy the tax withholding obligations that arise in connection with such vesting. During the fourth quarter of 2022, 35,857 shares of restricted stock were returned to us by employees to satisfy tax withholding obligations arising in connection with vesting of restricted stock, which shares are included in this column.

Performance Graph

The following performance graph compares the cumulative total return to stockholders for our common stock for the period from December 31, 2017 through December 31, 2022 with the cumulative total return over the same period on the Nasdaq Composite Index, the Nasdaq Telecommunications Index and the Russell 2000. The comparison assumes an investment of $100 on December 31, 2017 in our common stock and in each of the indices and, in each case, assumes reinvestment of all dividends, if any. The performance shown is not necessarily indicative of future performance.

This graph is not deemed to be "filed" with the SEC or subject to the liabilities of Section 18 of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), and should not be deemed to be incorporated by reference into any of our prior or subsequent filings under the Securities Act of 1933, as amended, or the Exchange Act.

	December 31, 2017	December 31, 2018	December 31, 2019	December 31, 2020	December 31, 2021	December 31, 2022
Ribbon Communications Inc.	$100.00	$62.35	$40.10	$84.86	$78.27	$36.09
Nasdaq Composite	$100.00	$97.16	$132.81	$192.47	$235.15	$158.65
Russell 2000	$100.00	$88.99	$111.70	$134.00	$153.85	$122.41
Nasdaq Telecommunications	$100.00	$77.39	$91.90	$101.16	$103.32	$75.55

Item 6. [Reserved]

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with our financial statements and the related notes included in Item 8, "Financial Statements and Supplementary Data” in this Annual Report on Form 10-K. This discussion contains forward-looking statements that reflect our plans, estimates and beliefs and involve risks and uncertainties. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of various factors including, but not limited to, those disclosed in Item 1A, “Risk Factors”, elsewhere in this Annual Report on Form 10-K, in other documents filed with the SEC and otherwise publicly disclosed. Please refer to “Cautionary Note Regarding Forward-Looking Statements” above for additional information. For a complete description of our business and other important information, please refer to Item 1 of Part I of this Annual Report on Form 10-K.

Overview

We are a leading global provider of communications technology to service providers and enterprises. We provide a broad range of software and high-performance hardware products, solutions and services that enable the secure delivery of data and voice communications for residential consumers and for small, medium and large enterprises and industry verticals such as finance, education, government, utilities and transportation. Our mission is to create a recognized global technology leader providing cloud-centric solutions that enable the secure exchange of information, with unparalleled scale, performance and elasticity. Headquartered in Plano, Texas, we have a global presence with research and development and/or sales and support locations in over thirty countries around the world.

Key Trends and Economic Factors Affecting Ribbon

COVID-19 and Supplier Disruptions. The ongoing COVID-19 pandemic has had a negative effect on the global economy, disrupting the various manufacturing, commodity and financial markets and increasing volatility, and has impeded global supply chains. Our ability to deliver our solutions as agreed upon with our customers depends in part on the ability of our global contract manufacturers, vendors, licensors and other business partners to deliver products or perform services we have procured from them.

The Ongoing Military Conflict in Ukraine. The uncertainty resulting from the military conflict in Ukraine and the threat for expansion of the conflict has resulted in some of our customers delaying purchases from us. Further, the U.S. and other European countries have imposed sanctions against Russia in connection with the conflict. These sanctions currently prohibit our ability to sell certain products and services. The sanctions continue to evolve and further changes in the current sanctions could further limit our ability to sell products and services to customers in Russia and, our ability to collect on outstanding accounts receivable from such customers. If we are further limited in our ability to sell products and services to Russia and other countries for an extended period, it could have a material impact on our financial results.

Inflation and Interest Rates. We continue to see near-term impacts on our business due to inflation, including ongoing global price pressures, driving up energy prices, component costs, freight premiums, and other operating costs above normal rates. Although headline inflation in the United States and Europe appears to have peaked, as gasoline and natural gas prices recede from the latest spike, core inflation (excluding food and energy prices) remains elevated and is a source of continued cost pressure on businesses and households. Interest rates have increased significantly as central banks in developed countries attempt to subdue inflation while government deficits and debt remain at high levels in many global markets. Accordingly, the eventual implications of higher government deficits and debt, tighter monetary policy, and potentially higher long-term interest rates may drive a higher cost of capital for our business.

Continued uncertain global economic conditions, including as a result of the ongoing COVID-19 pandemic, the ongoing military conflict in Ukraine and the high inflationary and rising interest environment, may cause our customers to restrict spending or delay purchases for an indeterminate period of time and consequently cause our revenues to decline. Further, such factors may negatively impact our operating costs resulting in a reduction in net income. The degree to which the ongoing COVID-19 pandemic, the ongoing military conflict in Ukraine and the high inflationary and rising interest rate environment impacts our future business, financial position and results of operations will depend on developments beyond our control, including the duration of the global economic downturn that has resulted from these factors.

Presentation

Unless otherwise noted, all financial amounts, excluding tabular information, in this Management's Discussion and Analysis of Financial Condition and Results of Operations ("MD&A") are rounded to the nearest million dollar amount, and all percentages, excluding tabular information, are rounded to the nearest percentage point.

Equity Offering

On August 12, 2022, we entered into a Securities Purchase Agreement with certain investors for the sale (the "Equity Offering") in a private placement by us of 17,071,311 shares (the "Shares") of our common stock, par value $0.0001 per share, at a price of $3.05 per share. The aggregate gross proceeds from the Equity Offering were approximately $52.1 million, including $10 million from existing related party shareholders, before deducting offering expenses paid by us of approximately $1.7 million. We intend to continue to use the net proceeds from the Equity Offering to fund general corporate purposes, including capital expenditures, working capital and repayment of debt.

The original issuance of the Shares in the Equity Offering was exempt from the registration requirements of the Securities Act of 1933, as amended (the “Securities Act”) pursuant to Section 4(a)(2) or Regulation D promulgated thereunder. The Company subsequently filed a registration statement on Form S-3 (the “Registration Statement”) with the SEC registering the Shares, which Registration Statement was declared effective by the SEC on September 23, 2022.

2022 Restructuring Initiative

On February 14, 2022, our Board of Directors approved a strategic restructuring program (the "2022 Restructuring Plan") to streamline the Company's operations in order to support the Company's investment in critical growth areas. The 2022 Restructuring Plan includes, among other things, charges related to a consolidation of facilities and a workforce reduction. Any positions eliminated in countries outside the United States are subject to local law and consultation requirements.

We recorded approximately $10.2 million of restructuring and related expense in 2022 associated with the 2022 Restructuring Plan, including approximately $5.3 million related to employee severance arrangements and approximately $4.9 million related to the facilities consolidation, including $1.6 million of net expense related to the accelerated amortization of leased assets. We anticipate that we will record future expense aggregating approximately $8 million in connection with the 2022 Restructuring Plan which will be completed by the end of 2023.

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

On August 29, 2022, the Company and AVCT entered into a settlement agreement which provided for, amongst other things, the cancellation of the Company's investment in the Debenture Shares and the Warrants with an aggregate fair value of $2.6 million. Pursuant to the settlement agreements, the Company and AVCT also entered into a Wind Down Agreement, pursuant to which a Reseller Agreement between the parties, as previously amended, was terminated, and the Company was granted a non-exclusive perpetual license to use and modify certain intellectual property owned by AVCT comprising WebRTC gateway technology that is integrated with Ribbon’s SBCs and Application Servers. As consideration, the Company paid AVCT $2.5 million in cash, the Debenture Shares were redeemed and canceled, and the Warrants were terminated and canceled. The perpetual license granted by AVCT is classified as Intangible assets, net in the Company's consolidated balance sheet as of December 31, 2022 in the amount of $3.9 million.

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

Operating Segments

Our chief operating decision maker (the "CODM") is our president and chief executive officer. Effective in the fourth quarter of 2020 and in connection with the ECI Acquisition, our CODM began to assess our performance based on the performance of two separate lines of business within Ribbon: the Cloud and Edge operating segment ("Cloud and Edge") and the IP Optical Networks operating segment ("IP Optical Networks"). We previously operated in a single segment, as our CODM made decisions and assessed performance at the company level, and for periods prior to the ECI Acquisition, there are no financial results for IP Optical Networks to report.

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

Financial Overview

Financial Results

We reported a loss from operations of $48.3 million for 2022 and $117.8 million for 2021. We reported a net loss of $98.1 million for 2022 and $177.2 million for 2021.

Our revenue was $819.8 million in 2022, comprised of $508.2 million attributable to Cloud and Edge and $311.6 million attributable to IP Optical Networks. Our revenue was $845.0 million in 2021, comprised of $556.7 million attributable to Cloud and Edge and $288.3 million attributable to IP Optical Networks. Our gross profit was $400.9 million in 2022, comprised of $310.3 million attributable to Cloud and Edge and $90.6 million attributable to IP Optical Networks. Our gross profit was $444.7 million in 2021, comprised of $343.5 million attributable to Cloud and Edge and $101.2 million attributable to IP Optical Networks. Our gross margin was 48.9% in 2022 and 52.6% in 2021. In 2022, our Cloud and Edge gross margin was 61.1% and our IP Optical Networks gross margin was 29.1%. In 2021, our Cloud and Edge gross margin was 61.7% and our IP Optical Networks gross margin was 35.1%.

Our operating expenses were $449.3 million in 2022 and $562.5 million in 2021. Our 2022 operating expenses included $29.6 million of amortization of acquired intangible assets, $6.3 million of acquisition-, disposal- and integration-related expense, and $10.8 million of restructuring and related expense. Our 2021 operating expenses included $116.0 million for the impairment of goodwill, $28.3 million of amortization of acquired intangible assets, $7.6 million of acquisition-, disposal- and integration-related expense, and $11.7 million of restructuring and related expense.

We recorded stock-based compensation expense of $18.7 million in 2022 and $19.4 million in 2021.

See "Results of Operations" in this MD&A for additional discussion of our results of operations for the years ended December 31, 2022 and 2021.

Restructuring and Cost Reduction Initiatives

In February 2022, our Board of Directors approved the 2022 Restructuring Plan to streamline the Company's operations in order to support the Company's investment in critical growth areas. The 2022 Restructuring Plan includes, among other things, charges related to a consolidation of facilities and a workforce reduction. Any positions eliminated in countries outside the United States are subject to local law and consultation requirements. In connection with this initiative, we recorded restructuring and related expense of $10.2 million in 2022, comprised of $3.3 million for variable and other facilities-related costs, $1.6 million for accelerated amortization of lease assets no longer being used with no ability or intent to sublease, and $5.3 million for severance and related costs for approximately 70 employees. We anticipate that the 2022 Restructuring Plan will be completed by the end of 2023 and we will record future related expense of approximately $8 million.

In 2020, we implemented a restructuring plan to eliminate certain positions and redundant facilities, primarily in connection with the ECI Acquisition, to further streamline our global footprint and improve our operations (the "2020 Restructuring Initiative"). In connection with this initiative, we eliminated duplicate functions arising from the ECI Acquisition in support of our efforts to integrate the two companies. In connection with the 2020 Restructuring Initiative, we recorded a nominal amount of restructuring and related expense in 2022 and $4.7 million of such expense in 2021. The 2021 amount was comprised of $4.6 million for severance and related costs for approximately 60 employees and $0.1 million for variable and other facilities-related costs. All amounts will be fully paid in 2023. We expect to record nominal if any future restructuring and related expense under the 2020 Restructuring Initiative.

In 2019, we implemented a restructuring plan to streamline our global footprint, improve our operations and enhance our customer delivery (the "2019 Restructuring Initiative"). The 2019 Restructuring Initiative includes facility consolidations, refinement of our research and development activities, and a reduction in workforce. The facility consolidations under the 2019 Restructuring Initiative (the "Facilities Initiative") included a consolidation of our North Texas sites into a single campus, housing engineering, customer training and support, and administrative functions, as well as a reduction or elimination of certain excess and duplicative facilities worldwide. In addition, the Facilities initiative included consolidating our global software laboratories and server farms into two lower cost North American sites. We continue to evaluate our properties included in the Facilities Initiative for accelerated amortization and/or right-of-use asset impairment. We expect that the actions under the Facilities Initiative will be substantially completed in 2023.

In connection with the 2019 Restructuring Initiative, we recorded restructuring and related expense of $0.7 million in 2022 comprised entirely of facilities related expense. We recorded restructuring and related expense of $7.0 million in 2021, comprised of $5.7 million for variable and other facilities-related costs and $1.3 million of net expense for accelerated amortization of lease assets. The amount for accelerated amortization of lease assets was comprised of $3.4 million of expense and $2.1 million of income related to a lease modification for one of our restructured lease facilities. The amount accrued for severance and related costs was paid in 2021.

Accelerated rent amortization is recognized from the date that we commence the plan to fully or partially vacate a facility, for which there is no intent or ability to enter into a sublease, through the final vacate date. We recorded $1.6 million and $3.4 million of expense for accelerated rent amortization in the years ended December 31, 2022 and 2021, respectively. These amounts are included as components of Restructuring and related expense, and reduced our Operating lease right-of-use assets in our consolidated balance sheets at December 31, 2022 and 2021. We continue to evaluate our properties included in the Facilities Initiative for accelerated amortization and/or right-of-use asset impairment. We may incur additional future expense if we are unable to sublease other locations included in the Facilities Initiative.

Critical Accounting Policies and Estimates

This MD&A is based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenue and expenses, and related disclosure of contingent assets and liabilities. We base our estimates and judgments on historical experience, knowledge of current conditions and beliefs of what could occur in the future given available information. We consider the following accounting policies to be both those most important to the portrayal of our financial condition and those that require the most subjective judgment. If actual results differ significantly from management's estimates and projections, there could be a material effect on our consolidated financial statements. The significant accounting policies that we believe are the most critical include revenue recognition, the valuation of inventory, debentures and warrants received as sale consideration, warranty accruals, loss contingencies and reserves, stock-based compensation, business combinations, goodwill and intangible assets and accounting for income taxes.

Revenue Recognition. We derive revenue from two primary sources: products and services. Product revenue is generated from sales of our stand-alone software, as well as software with attached hardware that function together to deliver the products' essential functionality. Both software and hardware are also sold on a standalone basis. Services include customer support (software updates and technical support), consulting, design services, installation services and training. A typical contract includes both product and services. Generally, contracts with customers contain multiple performance obligations. For these contracts, we account for individual performance obligations separately if they are distinct. The transaction price is allocated to the separate performance obligations on a relative standalone selling price basis. SSPs are typically estimated using all observable transactions, including when products and services are sold on a standalone basis.

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

We calculated the fair value of the Debentures using a Lattice-based valuation approach, which utilizes a binomial tree to model the different paths the price of AVCT's common stock might take over the Debentures' life by using assumptions regarding the stock price volatility and risk-free interest rate. These results were then used to calculate the fair value of the Debentures at each measurement date. We used the Black-Scholes valuation model for estimating the fair value of the Warrants at each measurement date. The fair value of the Warrants was affected by AVCT's stock price as well as valuation assumptions, including the volatility of AVCT's stock price, expected term of the option, risk-free interest rate and expected dividends. Both the Lattice and Black-Scholes valuation models were based on available market data, giving consideration to all of the rights and obligations of each instrument and precluding the use of "blockage" discounts or premiums in determining the fair value of a large block of financial instruments. After the expiration of the Lock-Up Period and prior to the Debenture Conversion Date, the Company valued the AVCT Units at each measurement date by multiplying the closing stock price of AVCT common stock by the number of shares upon conversion of the Debentures and Warrants. Since the Debenture Conversion Date, the Company valued the Debenture Shares and Warrants by multiplying the closing stock price of AVCT common stock by the number of Debenture Shares and Warrants (collectively, the "AVCT Investment") it was holding at each measurement date. Adjustments to the fair values of the AVCT Units (prior to the Debenture Conversion Date) and AVCT Investment (subsequent to the Debenture Conversion Date) are included in Other (expense) income, net.

On August 29, 2022, we entered into a settlement agreement with AVCT which provided for, amongst other things, the cancellation of our investment in the Debenture Shares and the Warrants. Pursuant to the settlement agreement, we also entered into a Wind Down Agreement with AVCT, pursuant to which a Reseller Agreement between the parties, as previously amended, was terminated, and the Company was granted a non-exclusive perpetual license to use and modify certain intellectual property owned by AVCT comprising WebRTC gateway technology that is integrated with Ribbon’s SBCs and Application Servers. The perpetual license granted by AVCT is classified as Intangible assets, net in our consolidated balance sheet as of December 31, 2022.

The fair value of the AVCT Investment was reported as an Investment in our consolidated balance sheet at December 31, 2021. We had no investment in AVCT as of December 31, 2022 due to the settlement agreement entered into on August 29, 2022.

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

We grant performance-based stock units, some of which include a market condition, to certain of our executives and certain other employees. We use a Monte Carlo simulation approach to model future stock price movements based upon the risk-free rate of return, the volatility of each entity, and the pair-wise covariance between each entity. These results are then used to calculate the grant date fair values. We are required to record expense through the respective final vesting dates regardless of the number of shares that are ultimately earned. Once the grant date criteria have been met for a fiscal year performance period, we record stock-based compensation expense based on our assessment of the probability that the respective performance condition will be achieved and the level, if any, of such achievement. The Compensation Committee determines the number of shares earned, if any, after our financial results for each fiscal year performance period are finalized. Upon determination by the Compensation Committee of the number of shares that will be received upon vesting, such number of shares becomes fixed and the unamortized expense is recorded through the remainder of the service period, at which time any performance-based stock units earned will vest pending each executive's continued employment with us through that date.

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

Our annual testing for impairment of goodwill is completed as of October 1. As described above, effective in the fourth quarter of 2020, we determined that we had two operating segments: Cloud and Edge, and IP Optical Networks. For the purpose of testing goodwill for impairment, all goodwill is assigned to a reporting unit, which may be either an operating segment or a portion of an operating segment. For our annual impairment testing, we perform a fair value analysis using both an Income and Market approach, which encompasses a discounted cash flow analysis and a guideline public company analysis using selected multiples. We assess each valuation methodology based upon the relevance and availability of the data at the time the valuation is performed and the methodologies are weighted appropriately.

Based upon the completion of our 2022 annual test for goodwill impairment, we determined that there was no impairment of goodwill for either of our reporting units. The results of our 2021 impairment test determined that the carrying value of our IP Optical Networks segment exceeded its fair value. The amount of the impairment was $116.0 million, was recorded in the fourth quarter of 2021 and is reported separately in our consolidated statement of operations for the year ended December 31, 2021. We determined that there was no impairment of our Cloud and Edge segment in 2021.

Leases. We account for our leases in accordance with Accounting Standards Codification ("ASC") 842, Leases ("ASC 842"). We have operating and finance leases for corporate offices, research and development facilities, and certain equipment. Operating leases are reported separately in our consolidated balance sheets at December 31, 2022 and 2021. Assets acquired under finance leases are included in Property and equipment, net, in our consolidated balance sheet at December 31, 2021. We had no finance leases at December 31, 2022.

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

Accounting for Income Taxes. Our provision for income taxes is comprised of both current taxes and deferred taxes. The current income tax provision is generally calculated as the estimated taxes payable or refundable on tax returns to be filed for the year ended December 31, 2022. We provide for deferred income taxes based on temporary differences between financial and taxable income, net operating loss carryforwards, tax credit carryforwards and any required valuation allowances..

We assess the recoverability of all deferred tax assets recorded on the balance sheet and provide any necessary valuation allowances as required. In evaluating our ability to realize our deferred tax assets, we consider all available positive and negative evidence, including our past operating results, the existence of cumulative income in the most recent years, changes in our business operations, and our forecast of future taxable income. In determining future taxable income, we make assumptions, including the amount of state, federal and international pre-tax income, the reversal of temporary differences and the implementation of feasible and prudent tax planning strategies. These assumptions require significant judgment about the forecasts of future taxable income and are consistent with the plans and estimates we are using to manage our underlying businesses. Such assessment is completed on a jurisdiction-by-jurisdiction basis.

We have provided for income taxes on the undistributed earnings of our non-U.S. subsidiaries as of December 31, 2022, excluding Ireland and Israel, which are indefinitely reinvested. Accordingly, we are required to recognize deferred taxes for 2022 on the outside basis differences related to the foreign subsidiaries, the largest of these differences being undistributed earnings.

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

Results of Operations

Years Ended December 31, 2022 and 2021

Revenue. Revenue for the years ended December 31, 2022 and 2021 was as follows (in thousands, except percentages):

	Year ended December 31,		Decrease from prior year
	2022	2021	$	%
Product	$442,680	$453,042	$(10,362)	(2.3)%
Service	377,080	391,915	(14,835)	(3.8)%
Total revenue	$819,760	$844,957	$(25,197)	(3.0)%

Segment revenue for the years ended December 31, 2022 and 2021 was as follows (in thousands):

	Year ended December 31, 2022			Year ended December 31, 2021
	Cloud and Edge	IP Optical Networks	Total	Cloud and Edge	IP Optical Networks	Total
Product	$215,770	$226,910	$442,680	$248,570	$204,472	$453,042
Service	292,367	84,713	377,080	308,086	83,829	391,915
Total revenue	$508,137	$311,623	$819,760	$556,656	$288,301	$844,957

The decrease in our product revenue in 2022 compared to 2021 was primarily the result of $32 million of lower sales of our Cloud and Edge SBC and NTR products. The decline in sales was primarily a result of lower spending from our North

American Service Provider customers, offset by increased sales to Enterprise customers. These decreases were partially offset by $22 million of higher sales of our IP Optical Networks products. The increase in revenue from the sale of IP Optical Networks products was attributable to sales improving across almost all regions and multiple new customer wins.

In 2022, 28% of our product revenue was attributable to sales to enterprise customers, compared to 25% in 2021. These sales were made through both our direct sales team and indirect sales channel partners. In 2022, 30% of our product revenue was from indirect sales through our channel partner program, compared to 26% in 2021.

The timing of the completion of customer projects and revenue recognition criteria satisfaction may cause our product revenue to fluctuate from one period to the next.

Service revenue is primarily comprised of software and hardware maintenance and support (“maintenance revenue”) and network design, installation and other professional services (“professional services revenue”).

Service revenue for the years ended December 31, 2022 and 2021 was comprised of the following (in thousands, except percentages):

	Year ended December 31,		Increase from prior year
	2022	2021	$	%
Maintenance	$282,095	$286,321	$(4,226)	(1.5)%
Professional services	94,985	105,594	(10,609)	(10.0)%
Total service revenue	$377,080	$391,915	$(14,835)	(3.8)%

Segment service revenue for the years ended December 31, 2022 and 2021 was comprised of the following (in thousands):

	Year ended December 31, 2022			Year ended December 31, 2021
	Cloud and Edge	IP Optical Networks	Total	Cloud and Edge	IP Optical Networks	Total
Maintenance	$222,238	$59,857	$282,095	$228,321	$58,000	$286,321
Professional services	70,129	24,856	94,985	79,765	25,829	105,594
Total service revenue	$292,367	$84,713	$377,080	$308,086	$83,829	$391,915

Total service revenue from our Cloud and Edge segment was 5.1% lower in 2022 compared to 2021 due to declines in both maintenance and professional services fees. The decline in professional services revenue is directly related to lower product sales and the associated attached service activity. The lower maintenance revenue reflects decommissioning of older equipment and reduced support needs with several customers. Service revenue from our IP Optical Networks segment increased by 1.1% in 2022 compared to 2021, primarily due to higher maintenance fees from the growing installed base of product.

The following customer contributed 10% or more of our revenue in the years ended December 31, 2022 and 2021:

	Year ended December 31,
	2022	2021
Verizon Communications Inc.	15%	16%

Revenue earned from customers domiciled outside the United States was 57% of total revenue in both 2022 and 2021. Due to the timing of project completions, we expect that the domestic and international components as a percentage of our revenue may fluctuate from quarter to quarter and year to year. Our total revenue for the years ended December 31, 2022 and 2021 was disaggregated geographically as follows (in thousands):

Year ended December 31, 2022	Product revenue	Service revenue (maintenance)	Service revenue (professional services)	Total revenue
United States	$175,189	$132,655	$44,819	$352,663
Europe, Middle East and Africa	147,523	75,948	29,310	252,781
Asia Pacific	95,828	41,677	13,594	151,099
Other	24,140	31,815	7,262	63,217
	$442,680	$282,095	$94,985	$819,760

Year ended December 31, 2021	Product revenue	Service revenue (maintenance)	Service revenue (professional services)	Total revenue
United States	$196,058	$132,683	$47,296	$376,037
Europe, Middle East and Africa	138,203	79,475	30,349	248,027
Asia Pacific	92,803	41,945	18,183	152,931
Other	25,978	32,218	9,766	67,962
	$453,042	$286,321	$105,594	$844,957

Our deferred product revenue was $29 million at December 31, 2022 and $10 million at December 31, 2021. Our deferred service revenue was $104 million at December 31, 2022 and $120 million at December 31, 2021. Our deferred revenue balance may fluctuate as a result of the timing of revenue recognition, customer payments, maintenance contract renewals, contractual billing rights and maintenance revenue deferrals included in multiple element arrangements.

We expect that our total revenue in 2023 will increase modestly compared to our 2022 total revenue as our strategy to grow our IP Optical market share gains momentum. The primary source of revenue growth in 2022 was in our IP Routing portfolio, which we anticipate will continue in 2023 with the addition of several new products.

Cost of Revenue/Gross Margin. Our cost of revenue consists primarily of amounts paid to third-party manufacturers for purchased materials and services, royalties, amortization of acquired technology, inventory valuation adjustments, warranty costs, and manufacturing and services personnel and related costs. Our cost of revenue, gross profit and gross margin for the years ended December 31, 2022 and 2021 were as follows (in thousands, except percentages):

	Year ended December 31,		Increase (decrease) from prior year
	2022	2021	$	%
Cost of revenue:
Product	$245,145	$214,745	$30,400	14.2%
Service	142,137	147,209	(5,072)	(3.4)%
Amortization of acquired technology	31,542	38,343	(6,801)	(17.7)%
Total cost of revenue	$418,824	$400,297	$18,527	4.6%

Gross profit	$400,936	$444,660	$(43,724)	(9.8)%

Gross margin	48.9%	52.6%

Our segment cost of revenue, gross profit and gross margin for the years ended December 31, 2022 and 2021 were as follows (in thousands, except percentages):

	Year ended December 31, 2022			Year ended December 31, 2021
	Cloud and Edge	IP Optical Networks	Total	Cloud and Edge	IP Optical Networks	Total
Product	$80,570	$164,575	$245,145	$79,811	$134,934	$214,745
Service	98,799	43,338	142,137	107,677	39,532	147,209
Amortization of acquired technology	18,471	13,071	31,542	25,704	12,639	38,343
Total cost of revenue	$197,840	$220,984	$418,824	$213,192	$187,105	$400,297

Gross profit	$310,297	$90,639	$400,936	$343,464	$101,196	$444,660

Gross margin	61.1%	29.1%	48.9%	61.7%	35.1%	52.6%

Our gross margin decreased by four percentage points in 2022 compared to 2021. This decrease was primarily the result of lower margins in our IP Optical Networks segment, and lower sales of higher margin Cloud and Edge products. Higher supply chain costs (including higher component costs, and higher freight and logistics expenses) and increased service expense were the primary contributors to the lower IP Optical Networks gross margin.

We believe that our gross margin will increase slightly in 2023 compared to 2022 primarily due to increased margins in our IP Optical Networks segment, driven by higher volume, product and customer mix, and lower supply chain costs.

Research and Development. Research and development ("R&D") expenses consist primarily of salaries and related personnel expenses and prototype costs for the design, development, testing and enhancement of our products. Research and development expenses for the years ended December 31, 2022 and 2021 were as follows (in thousands, except percentages):

Year ended December 31,		Increase from prior year
2022	2021	$	%
$203,676	$194,948	$8,728	4.5%

The increase in our research and development expenses in 2022 compared to 2021 was primarily attributable to approximately $17 million of higher expenses in our IP Optical Networks segment, partially offset by approximately $8 million of lower expenses in our Cloud and Edge segment. The increased expense also includes higher employee costs as a result of inflationary pressures.

The increased investment in IP Optical Networks R&D is focused on significantly expanding our portfolio of IP Routing solutions, adding additional features to our Optical Transport portfolio, and investment in a next generation SDN management and orchestration platform.

Some aspects of our R&D efforts require significant short-term expenditures, the timing of which may cause significant variability in our expenses. We believe that rapid technological innovation is critical to our long-term success, and we are tailoring our investments to meet the requirements of our customers and market. We believe that our R&D expenses in 2023 will decrease compared to 2022, with reduced investment in both segments in areas such as element management and sustaining engineering.

Sales and Marketing. Sales and marketing expenses consist primarily of salaries and related personnel costs, commissions, travel and entertainment expenses, promotions, customer trial and evaluations inventory and other marketing and sales support expenses. Sales and marketing expenses for the years ended December 31, 2022 and 2021 were as follows (in thousands, except percentages):

Year ended December 31,		Decrease from prior year
2022	2021	$	%
$147,766	$150,279	$(2,513)	(1.7)%

The decrease in sales and marketing expenses in 2022 compared to 2021 was primarily attributable to the reduced investment in under-performing regions and lower marketing expenses.

We believe that our sales and marketing expenses will be lower in 2023 compared to 2022 as we gain efficiencies from creating a combined Global sales force, and continued reduced investment in under-performing regions.

General and Administrative. General and administrative expenses consist primarily of salaries and related personnel costs for executive and administrative personnel, and audit, legal and other professional fees. General and administrative expenses for the years ended December 31, 2022 and 2021 were as follows (in thousands, except percentages):

Year ended December 31,		Decrease from prior year
2022	2021	$	%
$51,053	$53,661	$(2,608)	(4.9)%

The decrease in general and administrative expenses in 2022 compared to 2021 was attributable to lower employee-related expenses due to cost saving initiatives, partially offset by slightly higher professional fees.

We believe that our general and administrative expenses in 2023 will increase slightly compared to our 2022 levels, primarily due to higher employee costs and as a result of inflation.

Amortization of Acquired Intangible Assets included in Operating expenses. Amortization of acquired intangible assets included in Operating expenses ("Opex Amortization") for the years ended December 31, 2022 and 2021 was as follows (in thousands, except percentages):

Year ended December 31,		Increase from prior year
2022	2021	$	%
$29,646	$28,283	$1,363	4.8%

The increase in Opex Amortization in 2022 compared to 2021 was primarily due to higher expense related to customer lists recorded in connection with the ECI Acquisition. Opex Amortization is not recorded on a straight-line basis; rather, it is recorded in relation to expected future cash flow. Accordingly, such expense may vary from one period to the next.

Impairment of Goodwill. Our annual testing for impairment of goodwill is completed as of October 1. Based on the results of our 2022 impairment test, we determined that there was no impairment of our Cloud and Edge or IP Optical Networks segments. Our annual test for impairment in 2021 resulted in an impairment charge of $116.0 million for our IP Optical Networks segment, with no impairment of our Cloud and Edge segment. Impairment of goodwill is reported separately in the consolidated statements of operations.

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

We recorded $6.3 million of acquisition-, disposal- and integration-related expenses in 2022, primarily related to integration-related expenses. We recorded $7.6 million of acquisition-, disposal- and integration-related expenses in 2021, comprised of $7.1 million of acquisition-related expenses, $0.3 million of disposal-related expenses and $0.2 million of integration-related expenses. The acquisition-related expenses primarily related to the ECI Acquisition and, to a lesser extent, other acquisition-related activities. The disposal-related expenses related to the Kandy Sale. The integration-related expenses related to our ongoing integration activities, primarily related to the ECI Acquisition.

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

We recorded restructuring and related expense of $10.8 million in 2022, comprised of $5.3 million for severance and related costs, and $5.5 million for variable and other facilities-related costs, including $1.6 million of net expense for the accelerated amortization of lease assets. We recorded $11.7 million of restructuring and related expense in 2021, comprised of $4.6 million for severance and related costs, and $7.1 million for variable and other facilities-related costs, including $1.3 million of net expense for the accelerated amortization of lease assets. Although we have eliminated positions as part of our restructuring initiatives, we continue to hire in certain areas that we believe are important to our future growth.

Interest Expense, net. Interest expense and interest income for the years ended December 31, 2022 and 2021 were as follows (in millions, except percentages):

	Year ended December 31,		Increase (decrease) from prior year
	2022	2021	$	%
Interest income	$232	$3,733	$(3,501)	(93.8)%
Interest expense	(20,012)	(19,564)	$448	2.3%
Interest expense, net	$(19,780)	$(15,831)	$(3,949)	24.9%

Interest income was nominal in 2022. Interest expense in 2022 was primarily comprised of $16.0 million of interest on our outstanding term debt, $2.3 million in the aggregate related to amortization of debt issuance costs in connection with the 2020 Credit Facility (as defined below) and $1.7 million primarily related to factoring certain accounts receivable.

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

Other (Expense) Income, Net. We recorded other expense, net, aggregating $44.5 million in 2022, primarily comprised of $41.3 million of losses resulting from the change in the fair value of the AVCT Investment. We recorded other expense, net of $74.5 million in 2021, primarily comprised of $74.8 million of losses resulting from the change in fair value of the AVCT Units for the period from January 1, 2021 to the Debenture Conversion Date and the AVCT Investment for the period from the Debenture Conversion Date to December 31, 2021. This loss was partially offset by a gain of $2.8 million on the sale of our QualiTech business, which operates compliance testing laboratories in Israel for reliability and standardization testing for the high-tech industry, including testing in medical equipment, military equipment and vehicles ("QualiTech").

Income Taxes. We recorded an income tax benefit of $14.5 million and $31.0 million in 2022 and 2021, respectively. The decrease in the tax benefit from 2021 to 2022 is a result of changes in the jurisdictional mix of pre-tax book income between those jurisdictions that have a valuation allowance and those that do not. The benefit recorded in 2021 was primarily the result of the release of part of the valuation allowance against deferred tax assets in the U.S. and a reduction in the deferred taxes on the undistributed earnings of non-U.S. subsidiaries due to legal entity restructuring activities.

During 2022 and 2021, we performed an analysis to determine if, based on all available evidence, we considered it more likely than not that some portion or all of the recorded deferred tax assets will not be realized in a future period. As a result of our evaluations, in 2022, for the U.S. deferred tax assets, we concluded that deferred tax assets are generally realizable, with the exception of certain federal and state net operating loss carryforwards, as well as certain tax credits, that are not anticipated to be utilized. Accordingly, we have maintained a valuation allowance on our U.S. deferred tax assets of $25.5 million. As a result of our evaluations for Israel, we maintained a full valuation allowance against our net deferred tax assets in Israel.

Years Ended December 31, 2021 and 2020
For a comparison of our results of operations for the fiscal years ended December 31, 2021 and 2020, see "Part II, Item 7. MD&A" of our Annual Report on Form 10-K for the year ended December 31, 2021, filed with the SEC on March 11, 2022.

Liquidity and Capital Resources

Our consolidated statements of cash flows are summarized as follows (in thousands):

	Year ended December 31,
	2022	2021	Change
Net (loss) income	$(98,083)	$(177,185)	$79,102
Adjustments to reconcile net (loss) income to cash flows (used in) provided by operating activities	122,052	251,655	(129,603)
Changes in operating assets and liabilities	(50,333)	(55,288)	4,955
Net cash (used in) provided by operating activities	$(26,364)	$19,182	$(45,546)
Net cash used in investing activities	$(12,136)	$(14,188)	$2,052
Net cash provided by (used in) financing activities	$931	$(33,683)	$34,614

We had cash and restricted cash aggregating $67.3 million and $106.5 million at December 31, 2022 and 2021, respectively. We had cash held by our non-U.S. subsidiaries aggregating approximately $15 million and $60 million at December 31, 2022 and 2021, respectively. If we elect to repatriate all of the funds held by our non-U.S. subsidiaries as of December 31, 2022, we do not believe that the amounts of potential withholding taxes that would arise from the repatriation would have a material effect on our liquidity.

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

We currently maintain the Senior Secured Credit Facilities Credit Agreement (as amended, the "2020 Credit Facility"), which we entered into on March 3, 2020, by and among us, as a guarantor, Ribbon Communications Operating Company, Inc., as the borrower ("Borrower"), Citizens Bank, N.A. ("Citizens"), Santander Bank, N.A., and others as lenders, ("Lenders"). For additional details regarding the terms of the 2020 Credit Facility, see Note 14 to our consolidated financial statements. The proceeds from the 2020 Credit Facility were used, in part, to pay off in full all obligations of the Company under the 2019 Credit Facility.

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

On August 18, 2020, we entered into the First Amendment to the 2020 Credit Facility in which $75 million of the 2020 Term Loan Facility was assigned from Citizens to a new lender and designated as the Term B Loan. The remaining $325 million of the 2020 Term Loan Facility was deemed the Term A Loan.

The Term A Loan and the 2020 Revolving Credit Facility mature in March 2025 and bore an interest rate, at the Borrower's option, pf either the LIBOR rate plus a margin ranging from 1.50% to 3.50% per year, or the base rate plus 0.50%, or the prime rate plus a margin ranging from 0.50% to 2.50% per year (the "Applicable Margin"). The Applicable Margin varies depending on our Consolidated Net Leverage Ratio (as defined in the 2020 Credit Agreement).

The Term B Loan was scheduled to mature in March 2026 and bore interest, at the Borrower's option, at either the LIBOR rate plus a margin of 7.50% per year, or the base rate (the highest of the Federal Funds Effective Rate (as defined in the 2020 Credit Facility) plus 0.50%, or the prime rate.

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

On December 1, 2020, we entered into the Second Amendment to the 2020 Credit Facility to obtain consent for an equity exchange with AVCT in connection with the Kandy Sale, as well as to amend certain other provisions of the 2020 Credit Facility.

On March 3, 2021, we entered into the Third Amendment to the 2020 Credit Facility which provided for an incremental term loan facility to us in the original principal amount of $74.6 million, the proceeds of which were used to consummate an open market purchase of all outstanding amounts under the Term B Loan, resulting in the assignment and immediate cancellation of the Term B Loan, such that the outstanding amount under the Term A Loan and incremental term loan facility were combined and held by the Lenders (the "2020 Term Loan") with the same terms as the Term A Loan. We wrote off $2.5 million of capitalized debt issuance costs in connection with the Third Amendment, which is included in Interest expense, net, in our consolidated statement of operations for the year ended December 31, 2021.

On March 10, 2022, we entered into the Fourth Amendment to the 2020 Credit Facility to increase the Maximum Consolidated Net Leverage Ratio (as defined in the 2020 Credit Facility) and in conjunction we made a $15.0 million prepayment that was applied to the final payment due on the maturity date.

On June 30, 2022, we entered into the Fifth Amendment to the 2020 Credit Facility (the "Fifth Amendment") to increase the Maximum Consolidated Net Leverage Ratio (as defined in the 2020 Credit Facility) for 2022, with the fourth quarter of 2022 increased to 4.75:1.00. In the 1st and 2nd quarters of 2023, the Maximum Consolidated Net Leverage Ratio allowed declines to 3.25:1.00 and in all subsequent quarters the ratio will be fixed at 3.00:1.00. Also, the Fifth Amendment reduced the minimum Consolidated Fixed Charge Coverage Ratio (as defined in the 2020 Credit Facility) in 2022, with the fourth quarter of 2022 reduced to 1.10:1.00 and in all subsequent quarters the ratio will be fixed at 1.25:1.00. In addition, the Fifth Amendment increased the maximum rate at which loans bear interest if our Consolidated Net Leverage Ratio for any quarter is greater than 4.50:1.00. Specifically, loans incurred bear interest, at our option, at either LIBOR plus a margin ranging from 1.50% to 4.50% per year, or the base rate plus 0.50%, or the prime rate plus a margin ranging from 0.50% to 3.50% per year. In addition, the Fifth Amendment allows us to incur junior secured or unsecured debt in an amount no less than $50 million, subject to certain conditions, including the requirement that 50% of the aggregate amount of such incurred debt (net of certain costs, fees and other amounts) must be applied to prepay the 2020 Credit Facility, and compliance with certain leverage ratio-based covenant exceptions. In connection with the Fifth Amendment, we made a $10.0 million voluntary prepayment that was applied to the final payment due on the maturity date. Subsequent to the Fifth Amendment, we are required to make quarterly principal payments on the 2020 Term Loan aggregating approximately $5.0 million per quarter through March 31, 2024 and $10.0 million in each of the three quarters thereafter, with the final payment approximating $275 million due on the maturity date in March 2025.

At December 31, 2022, we had an outstanding balance under the 2020 Term Loan of $330.4 million at an average interest rate of 5.4% and $3.3 million of letters of credit outstanding with an interest rate of 4.5%. At December 31, 2021, we had an outstanding balance under the 2020 Term Loan of $375.5 million at an average interest rate of 3.4% and $4.3 million of letters of credit outstanding with an interest rate of 2.5%. We were in compliance with all covenants of the 2020 Credit Facility at both December 31, 2022 and 2021.

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

As a result of exposure to interest rate movements, during March 2020, we entered into an interest rate swap arrangement, which effectively converted our $400 million term loan with its variable interest rate based upon one-month LIBOR to an aggregate fixed rate of 0.904%, plus a leverage-based margin as defined in the 2020 Credit Facility. On July 22, 2022, we sold $30 million of the notional amount of our interest rate swap back to our counterparty for $1.5 million, reducing the notional amount of this swap to $370 million. On August 16, 2022, we sold another $30 million of the notional amount of our interest rate swap back to our counterparty for $1.6 million, reducing the notional amount to $340 million, which approximates the current level of our term loan debt outstanding. The gain in accumulated other comprehensive (loss) income related to the $60 million notional amount sold of $3.1 million is being released into earnings on a straight line basis over the remaining term of the 2020 Credit Facility as a decrease to interest expense, the amortization of which totaled $0.5 million for the year ended December 31, 2022. The notional amount of this swap as of December 31, 2022 and 2021 was $340 million and $400 million, respectively, and the swap matures on March 3, 2025, the same date the 2020 Credit Facility matures.

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

The effective portion of changes in the fair value of derivatives designated and that qualify as cash flow hedges is recorded in accumulated other comprehensive income (loss) in the consolidated balance sheet and is subsequently reclassified into earnings in the period that the hedged forecasted transactions affect earnings. During the years ended December 31, 2022 and 2021, such a derivative was used to hedge the variable cash flows associated with the 2020 Credit Facility. Any ineffective portion of the change in fair value of the derivative would be recognized directly in earnings. However, during the years ended December 31, 2022 and 2021, we recorded no hedge ineffectiveness.

Amounts reported in accumulated other comprehensive income (loss) related to our derivative are reclassified to interest expense as interest is accrued on our variable-rate debt. Based upon projected forward rates, we estimate as of December 31, 2022 that $13.2 million may be reclassified as an decrease to interest expense over the next 12 months.

We use letters of credit, performance and bid bonds in the course of our business. At December 31, 2022, we had $8.3 million of letters of credit, bank guarantees, performance and bid bonds outstanding (collectively, the "Guarantees"), comprised of the $3.3 million of letters of credit under the 2020 Credit Facility described above (the "Letters of Credit") and $5.0 million of bank guarantees and performance and bid bonds (collectively, the "Other Guarantees") under various uncommitted facilities. At December 31, 2021, we had Guarantees aggregating $30.1 million, comprised of $4.3 million of Letters of Credit and $25.8 million of Other Guarantees. At December 31, 2022 and 2021, we had cash collateral of $0.2 million and $2.6 million, respectively, supporting the Guarantees, which are reported in Restricted cash in the consolidated balance sheets.

We maintain customer receivables factoring agreements with a number of financial institutions. Under the terms of these agreements, we may transfer receivables to the financial institutions, on a non-recourse basis, provided that the financial institutions approve the receivables in advance. During the year ended December 31, 2022, we received $73.4 million of cash from the sale of certain accounts receivable and recorded $1.1 million of interest expense in connection with these transactions. During the year ended December 31, 2021, we received $118.5 million of cash from the sale of certain accounts receivable and recorded $0.8 million of interest expense in connection with these transactions.

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

Our operating activities used $26 million of cash in 2022, primarily resulting from our net loss, lower accrued expenses and other long-term liabilities, and higher inventory. The decrease in accrued expenses and other long-term liabilities was primarily due to employee-related cash payments and payments related to facilities, professional fees and royalties. These amounts were partially offset by certain non-cash expenses, such as amortization of intangible assets, the decrease in the fair value of the AVCT Investment, stock-based compensation, as well as depreciation and amortization of property and equipment.

Our operating activities provided $19 million of cash in 2021, primarily the result of higher accounts payable and deferred revenue, and lower other operating assets, coupled with our non-cash operating expenses such as the impairment of goodwill, the decrease in the fair value of the AVCT Investment, amortization of intangible assets, stock-based compensation and depreciation. These amounts were partially offset by our net loss and a non-cash gain arising from the reversal of portions of our deferred tax asset, coupled with lower accrued expenses and other long-term liabilities and higher accounts receivable and inventory. The decrease in accrued expenses and other long-term liabilities was primarily due to employee-related cash payments and payments related to facilities, professional fees and royalties

Cash Flows from Investing Activities

Our investing activities used $12 million and $14 million of cash in 2022 and 2021, respectively. Our 2022 investing activities were comprised of $10 million paid for purchases of property and equipment, and $3 million paid for purchases of software licenses, partially offset by $1 million of proceeds from the sale of business. Our 2021 investing activities were comprised of $17 million paid for purchases of property and equipment, partially offset by $3 million of proceeds from the sale of QualiTech.

Cash Flows from Financing Activities

Our financing activities provided $1 million of cash in 2022, primarily due to $50 million of net proceeds from the Equity Offering, partially offset by $45 million of principal payments on the 2020 Credit Facility, including the voluntary $15 million incremental principal payment in connection with the Fourth Amendment and voluntary $10.0 million incremental principal payment in connection with the Fifth Amendment, and $3 million for the payment of tax withholding obligations related to the net share settlements of restricted stock awards upon vesting. Payments of debt issuance costs and principal payments of finance leases together totaled approximately $2 million.

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

Under the 2020 Credit Facility, we are required to maintain compliance with certain financial covenants. As of December 31, 2022, we were in compliance with our financial covenants.

Based on our current expectations, we believe our current cash and available borrowings under the 2020 Credit Facility, will be sufficient to meet our anticipated cash needs for working capital and capital expenditures for at least twelve months.
The rate at which we consume cash is dependent on the cash needs of our future operations, including our contractual obligations at December 31, 2022, primarily comprised of our debt principal and interest obligations as described above, and our operating lease and purchase obligations. Our operating lease obligations totaled $74 million at December 31, 2022, with payments aggregating $18 million in 2023, $15 million in 2024, $8 million in 2025 and $33 million thereafter. Our purchase obligations totaled $161 million at December 31, 2022, with estimated payments aggregating $143 million in 2023 and $18 million thereafter. We anticipate devoting substantial capital resources to continue our research and development efforts, to maintain our sales, support and marketing, to complete acquisition-related integration activities and for other general corporate activities. We further believe that our financial resources, along with managing discretionary expenses, will allow us to manage the ongoing impact of the COVID-19 pandemic on our business operations. Looking ahead, we have developed contingency plans to reduce costs further if the situation deteriorates. However, it is difficult to predict future liquidity requirements with certainty, and our cash and available borrowings under the 2020 Credit Facility may not be sufficient to meet our future needs, which would require us to refinance our debt and/or obtain additional financing. We may not be able to refinance our debt or obtain additional financing on favorable terms or at all.

Recent Accounting Pronouncements

In March 2022, the Financial Accounting Standards Board (the "FASB") issued ASU 2022-02, Financial Instruments – Credit Losses (Topic 326): Troubled Debt Restructurings and Vintage Disclosures (“ASU 2022-02”), which eliminates the accounting guidance on troubled debt restructurings ("TDRs") for creditors in ASC 310, Receivables (Topic 310), and requires entities to provide disclosures about current period gross write-offs by year of origination. Also, ASU 2022-02 updates the requirements related to accounting for credit losses under ASC 326, Financial Instruments – Credit Losses (Topic 326), and adds enhanced disclosures for creditors with respect to loan refinancings and restructurings for borrowers experiencing financial difficulty. ASU 2022-02 is effective for the Company January 1, 2023. The Company believes that the adoption of ASU 2022-02 will not have a material impact on its consolidated financial statements upon adoption.

In October 2021, the FASB issued ASU 2021-08, Business Combinations (Topic 805): Accounting for Contract Assets and Contract Liabilities from Contracts with Customers ("ASU 2021-08"), which amends ASC 805, Business Combinations (Topic 805), to add contract assets and contract liabilities to the list of exceptions to the recognition and measurement principles that apply to business combinations and to require that an acquiring entity recognize and measure contract assets and contract liabilities acquired in a business combination in accordance with ASC 606, Revenue from Contracts with Customers (Topic 606) ("ASC 606"). Under current GAAP, an acquirer generally recognizes such items at fair value on the acquisition date. While primarily related to contract assets and contract liabilities that were accounted for by the acquiree in accordance with ASC 606, ASU 2021-08 also applies to contract assets and contract liabilities from other contracts to which the provisions of ASC 606 apply, such as contract liabilities from the sale of nonfinancial assets within the scope of ASU 2017-05, Other Income - Gains and Losses from the Derecognition of Nonfinancial Assets (Subtopic 610-20). ASU 2021-08 is effective for the Company January 1, 2023. The Company believes that the adoption of ASU 2021-08 could have a material impact on its consolidated financial statements for periods including and subsequent to significant business acquisitions.

In January 2021 the FASB issued ASU 2021-01, Reference Rate Reform (Topic 848): Scope ("ASU 2021-01"), which refines the scope of ASC 848, Reference Rate Reform, and clarifies some of its guidance as part of the FASB's monitoring of global reference rate reform activities. ASU 2021-01 permits entities to elect certain optional expedients and exceptions when accounting for derivative contracts and certain hedging relationships affected by changes in the interest rates used for discounting cash flows, for computing variation margin settlements, and for calculating price alignment interest in connection with reference rate reform activities under way in global financial markets (the "discounting transition"). In December 2022, the FASB issued ASU 2022-06, Reference Rate Reform (Topic 848): Deferral of the Sunset Date of Topic 848 ("ASU 2022-06") which extends the date through which companies can utilize optional expedients and exceptions allowed in Topic 848 from December 31, 2022 to December 31, 2024. The adoption of ASU 2021-01 and ASU 2022-06 did not have a material impact on the Company's consolidated financial statements.

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

Amounts reported in accumulated other comprehensive income (loss) related to our derivative are reclassified to interest expense as interest is accrued on our variable-rate debt. Our derivative had a fair value of $25.4 million at December 31, 2022, comprised of $13.2 million included in Other current assets and $12.2 million included in Other assets on our consolidated balance sheet. Based upon projected forward rates, we estimate as of December 31, 2022 that $13.2 million may be reclassified as a decrease to interest expense over the next twelve months.

At December 31, 2022, we had outstanding debt totaling $330.4 million . A hypothetical movement of plus or minus 50 basis points in the interest rate of our outstanding debt would have changed our interest expense by approximately $2 million for the year ended December 31, 2022. This calculation does not take into account the impact of our interest rate swap.

Based on a hypothetical 10% adverse movement in all foreign currency exchange rates, our revenue and net loss for the year ended December 31, 2022 would have been adversely affected by approximately $21 million and $16 million, respectively, although the actual effects could differ materially from this hypothetical analysis.

Item 8.    Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors of Ribbon Communications Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Ribbon Communications, Inc. and subsidiaries (the "Company") as of December 31, 2022 and 2021, the related consolidated statements of operations, comprehensive income (loss), stockholders' equity, and cash flows, for each of the three years in the period ended December 31, 2022, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2022, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 31 2023, expressed an unqualified opinion on the Company's internal control over financial reporting.

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

Revenue Recognition — Refer to Notes 2 and 16 to the financial statements

Critical Audit Matter Description

The Company recognizes revenue from two primary sources: products and services. Generally, contracts with customers contain multiple performance obligations, consisting of products and services. For these contracts, the Company accounts for individual performance obligations separately if they are considered distinct. When an arrangement contains more than one performance obligation, the Company will allocate the transaction price to each performance obligation on a relative standalone selling price basis. The Company utilizes the observable price of goods and services, including when they are sold separately to similar customers, in order to estimate standalone selling price.

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

•With the assistance of our data analytics specialists, we evaluated the estimated standalone selling price analyses prepared by the Company, including testing the underlying detail of customer arrangements and the mathematical accuracy of the calculations.

Goodwill – IP Optical Networks Reporting Unit – Refer to Notes 2 and 10 to the financial statements

Critical Audit Matter Description

The Company’s evaluation of goodwill for impairment involves the comparison of the fair value of each reporting unit to its carrying value. The Company used a combination of the income and market approaches to estimate reporting unit fair value. With respect to the income approach, management is required to make significant estimates and assumptions related to discount rates and forecasts of future revenue and profit margin. Changes in these assumptions could have a significant impact on either the fair value, the amount of any goodwill impairment charge, or both. The goodwill balance was $301 million as of December 31, 2022, of which $76 million was allocated to the IP Optical Networks Reporting Unit (“IP Optical”).

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

•We evaluated management’s ability to accurately forecast future revenues and profit margin by comparing actual results to management’s historical forecasts.

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
March 31, 2023

We have served as the Company's auditor since 2005.

RIBBON COMMUNICATIONS INC.
Consolidated Balance Sheets
(in thousands, except share and per share data)

	December 31, 2022	December 31, 2021
Assets
Current assets:
Cash and cash equivalents	$67,101	$103,915
Restricted cash	161	2,570
Accounts receivable, net	267,244	282,917
Inventory	75,423	54,043
Other current assets	68,057	37,545
Total current assets	477,986	480,990
Property and equipment, net	44,832	47,685
Intangible assets, net	294,728	350,730
Goodwill	300,892	300,892
Investments	—	43,931
Deferred income taxes	53,649	47,287
Operating lease right-of-use assets	44,888	53,147
Other assets	38,589	23,075
	$1,255,564	$1,347,737
Liabilities and Stockholders' Equity
Current liabilities:
Current portion of term debt	$20,058	$20,058
Accounts payable	95,810	97,121
Accrued expenses and other	85,270	100,752
Operating lease liabilities	15,416	17,403
Deferred revenue	113,939	109,119
Total current liabilities	330,493	344,453
Long-term debt, net of current	306,270	350,217
Operating lease liabilities, net of current	46,183	55,196
Deferred revenue, net of current	19,254	20,619
Deferred income taxes	3,750	8,116
Other long-term liabilities	31,187	41,970
Total liabilities	737,137	820,571
Commitments and contingencies (Note 25)
Stockholders' equity:
Preferred stock, $0.01 par value; 10,000,000 shares authorized; none issued and outstanding	—	—
Common stock, 240,000,000 shares authorized, $0.0001 par value, 168,324,995 shares issued and outstanding at December 31, 2022; 148,895,308 shares issued and outstanding at December 31, 2021	17	15
Additional paid-in capital	1,941,569	1,875,234
Accumulated deficit	(1,453,744)	(1,355,661)
Accumulated other comprehensive income	30,585	7,578
Total stockholders' equity	518,427	527,166
	$1,255,564	$1,347,737

See notes to the consolidated financial statements.

RIBBON COMMUNICATIONS INC.
Consolidated Statements of Operations
(in thousands, except per share data)

	Year ended December 31,
	2022	2021	2020
Revenue:
Product	$442,680	$453,042	$467,912
Service	377,080	391,915	375,883
Total revenue	819,760	844,957	843,795
Cost of revenue:
Product	245,145	214,745	204,772
Service	142,137	147,209	145,916
Amortization of acquired technology	31,542	38,343	42,290
Total cost of revenue	418,824	400,297	392,978
Gross profit	400,936	444,660	450,817
Operating expenses:
Research and development	203,676	194,948	194,525
Sales and marketing	147,766	150,279	139,318
General and administrative	51,053	53,661	63,286
Amortization of acquired intangible assets	29,646	28,283	18,620
Impairment of goodwill	—	116,000	—
Acquisition-, disposal- and integration-related	6,286	7,632	17,164
Restructuring and related	10,833	11,653	16,235
Total operating expenses	449,260	562,456	449,148
(Loss) income from operations	(48,324)	(117,796)	1,669
Interest expense, net	(19,780)	(15,831)	(21,042)
Other (expense) income, net	(44,495)	(74,516)	112,690
(Loss) income before income taxes	(112,599)	(208,143)	93,317
Income tax benefit (provision)	14,516	30,958	(4,726)
Net (loss) income	$(98,083)	$(177,185)	$88,591

(Loss) earnings per share:
Basic	$(0.63)	$(1.20)	$0.64
Diluted	$(0.63)	$(1.20)	$0.61
Shares used to compute (loss) earnings per share:
Basic	156,668	147,575	138,967
Diluted	156,668	147,575	144,650

See notes to the consolidated financial statements.

RIBBON COMMUNICATIONS INC.
Consolidated Statements of Comprehensive (Loss) Income
(in thousands)

	Year ended December 31,
	2022	2021	2020
Net (loss) income	$(98,083)	$(177,185)	$88,591
Other comprehensive income (loss), net of tax:
Unrealized gain (loss) on interest rate swap, net of reclassifications and amortization into earnings	19,321	12,759	(10,948)
Foreign currency translation adjustments	(792)	(239)	894
Employee retirement benefits	4,478	—	2,585
Other comprehensive income (loss), net of tax	23,007	12,520	(7,469)
Comprehensive (loss) income, net of tax	$(75,076)	$(164,665)	$81,122

See notes to the consolidated financial statements.

RIBBON COMMUNICATIONS INC.
Consolidated Statements of Stockholders' Equity
(in thousands, except share data)

					Accumulated
			Additional		other	Total
	Common stock		paid-in	Accumulated	comprehensive	stockholders'
	Shares	Amount	capital	deficit	(loss) income	equity
Balances, January 1, 2020	110,471,995	$11	$1,747,784	$(1,267,067)	$2,527	$483,255
Exercise of stock options	38,288		70			70
Vesting of restricted stock awards and units	2,246,690	1				1
Vesting of performance-based stock units	323,752					—
Shares of restricted stock returned to the Company under net share settlements to satisfy tax withholding obligations	(472,028)		(1,674)			(1,674)
Shares issued as consideration in connection with the acquisition of ECI Telecom Group Ltd.	32,500,000	3	108,547			108,550
Shares issued as consideration in connection with acquisition of Anova Data, Inc.	316,551		1,630			1,630
Stock-based compensation expense			13,899			13,899
Other comprehensive loss					(7,469)	(7,469)
Net income				88,591		88,591
Balances, December 31, 2020	145,425,248	15	1,870,256	(1,178,476)	(4,942)	686,853
Exercise of stock options	13,815		24			24
Vesting of restricted stock awards and units	3,653,552					—
Vesting of performance-based stock units	1,557,656					—
Shares of restricted stock returned to the Company under net share settlements to satisfy tax withholding obligations	(1,754,963)		(14,464)			(14,464)
Stock-based compensation expense			19,418			19,418
Other comprehensive income					12,520	12,520
Net loss				(177,185)		(177,185)
Balances, December 31, 2021	148,895,308	15	1,875,234	(1,355,661)	7,578	527,166
Exercise of stock options	708		1			1
Vesting of restricted stock awards and units	3,075,543					—
Vesting of performance-based stock units	179,184					—
Shares of restricted stock returned to the Company under net share settlements to satisfy tax withholding obligations	(897,059)		(2,784)			(2,784)
Common stock issued in equity offering	17,071,311	2	52,065			52,067
Issuance costs related to equity offering			(1,654)			(1,654)
Stock-based compensation expense			18,707			18,707
Other comprehensive income					23,007	23,007
Net loss				(98,083)		(98,083)
Balances, December 31, 2022	168,324,995	$17	$1,941,569	$(1,453,744)	$30,585	$518,427

See notes to the consolidated financial statements.

RIBBON COMMUNICATIONS INC.
Consolidated Statements of Cash Flows
(in thousands)

	Year ended December 31,
	2022	2021	2020
Cash flows from operating activities:
Net (loss) income	$(98,083)	$(177,185)	$88,591
Adjustments to reconcile net (loss) income to cash flows (used in) provided by operating activities:
Depreciation and amortization of property and equipment	15,295	16,962	17,188
Amortization of intangible assets	61,188	66,626	60,910
Amortization of debt issuance costs	2,308	4,763	5,673
Stock-based compensation	18,707	19,418	13,899
Impairment of goodwill	—	116,000	—
Deferred income taxes	(18,251)	(45,596)	(4,616)
Gain on sale of business	(62)	(2,772)	(83,552)
Decrease (increase) in fair value of investments	41,291	71,252	(30,296)
Reduction to deferred purchase consideration	—	—	(70)
Foreign currency exchange losses	1,576	5,002	2,961
Changes in operating assets and liabilities:
Accounts receivable	14,285	(47,279)	9,578
Inventory	(32,099)	(9,029)	11,842
Other operating assets	2,109	9,958	44,343
Accounts payable	(448)	34,482	(49,561)
Accrued expenses and other long-term liabilities	(37,635)	(50,324)	20,629
Deferred revenue	3,455	6,904	(5,955)
Net cash (used in) provided by operating activities	(26,364)	19,182	101,564
Cash flows from investing activities:
Purchases of property and equipment	(10,254)	(17,132)	(26,721)
Purchases of software licenses	(3,300)	—	—
Business acquisitions, net of cash acquired	—	—	(346,852)
Proceeds from sale of business	1,418	2,944	—
Proceeds from the sale of fixed assets	—	—	43,500
Net cash used in investing activities	(12,136)	(14,188)	(330,073)
Cash flows from financing activities:
Borrowings under revolving line of credit	73,625	—	615
Principal payments on revolving line of credit	(73,625)	—	(8,615)
Proceeds from issuance of long-term debt	—	74,625	478,500
Principal payments of term debt	(45,058)	(92,176)	(134,188)
Principal payments of finance leases	(595)	(903)	(1,258)
Payment of debt issuance costs	(1,046)	(789)	(14,147)
Proceeds from equity offering	52,067	—	—
Payment of equity offering issuance costs	(1,654)	—	—
Proceeds from the exercise of stock options	1	24	70
Payment of tax withholding obligations related to net share settlements of restricted stock awards	(2,784)	(14,464)	(1,674)
Net cash provided by (used in) financing activities	931	(33,683)	319,303
Effect of exchange rate changes on cash and cash equivalents	(1,654)	(523)	260
Net (decrease) increase in cash and cash equivalents	(39,223)	(29,212)	91,054
Cash, cash equivalents and restricted cash, beginning of year	106,485	135,697	44,643

RIBBON COMMUNICATIONS INC.
Consolidated Statements of Cash Flows (continued)
(in thousands)

	Year ended December 31,
	2022	2021	2020
Cash, cash equivalents and restricted cash, end of year	$67,262	$106,485	$135,697

Supplemental disclosure of cash flow information:
Interest paid	$19,336	$14,867	$15,546
Income taxes paid	$16,988	$14,447	$9,293
Income tax refunds received	$1,251	$1,488	$1,163
Supplemental disclosure of non-cash investing activities:
Capital expenditures incurred, but not yet paid	$2,559	$2,269	$3,749
Inventory transfers to property and equipment	$2,896	$676	$818
Software license acquired through investment disposal	$1,886	$—	$—
Business acquisition purchase consideration - common stock issued	$—	$—	$108,550
Business acquisition purchase consideration - deferred payments	$—	$—	$1,630
Supplemental disclosure of non-cash financing activities:
Total fair value of restricted stock awards, restricted stock units, performance-based stock awards and performance-based stock units on date vested	$9,858	$40,751	$7,927

See notes to the consolidated financial statements.

RIBBON COMMUNICATIONS INC.
Notes to Consolidated Financial Statements

(1) NATURE OF THE BUSINESS

Ribbon Communications Inc. ("Ribbon" or the "Company") is a leading global provider of communications technology to service providers and enterprises. The Company provides a broad range of software and high-performance hardware products, network solutions, and services that enable the secure delivery of data and voice communications, and high-bandwidth networking and connectivity for residential consumers and for small, medium, and large enterprises and industry verticals such as finance, education, government, utilities, and transportation. Ribbon's mission is to create a recognized global technology leader providing cloud-centric solutions that enable the secure exchange of information, with unparalleled scale, performance, and elasticity. The Company is headquartered in Plano, Texas, and has a global presence with research and development, or sales and support locations in over thirty countries around the world.

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

Equity Offering

On August 12, 2022, the Company entered into a Securities Purchase Agreement with certain investors for the sale (the "Equity Offering") in a private placement by the Company of 17,071,311 shares (the "Shares") of the Company’s common stock, par value $0.0001 per share, at a price of $3.05 per share. The aggregate gross proceeds from the Equity Offering were approximately $52.1 million, including $10.0 million from existing related party shareholders, before deducting offering expenses paid by the Company of approximately $1.7 million. The Company intends to continue to use the net proceeds from the Equity Offering to fund general corporate purposes, including capital expenditures, working capital and repayment of debt.

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

RIBBON COMMUNICATIONS INC.
Notes to Consolidated Financial Statements (Continued)
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

When an arrangement contains more than one performance obligation, the Company will allocate the transaction price to each performance obligation on a relative standalone selling price basis. The Company utilizes the observable price of goods and services, including when they are sold separately to similar customers, in order to estimate standalone selling price.

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

RIBBON COMMUNICATIONS INC.
Notes to Consolidated Financial Statements (Continued)

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

Operating Segments

The Company's chief operating decision maker (the "CODM") is its president and chief executive officer. Effective in the fourth quarter of 2020 and in connection with the ECI Acquisition, the CODM began to assess the Company's performance based on the performance of two separate lines of business within Ribbon: the Cloud and Edge segment ("Cloud and Edge") and the IP Optical Networks segment ("IP Optical Networks").

Financial Instruments

The carrying amounts of Ribbon's financial instruments that approximate their fair values include accounts receivable, equity securities and convertible warrants received as sale consideration, accounts payable and borrowings under a revolving credit facility. Ribbon's term debt balance as of December 31, 2022 of $330.4 million had a fair value of approximately $323.0 million.

Financial instruments with remaining maturities or that are due within one year from the balance sheet date are classified as current. Financial instruments with maturities or that are payable more than one year from the balance sheet date are classified as noncurrent.

Fair Value Option - Investment in AVCT

The Company received debentures and warrants as sale consideration in connection with the sale of the Kandy Communications Business. On September 8, 2021 (the "Debenture Conversion Date"), the debentures were converted into 13,700,421 shares of AVCT common stock (the "Debenture Shares") (see Note 4 for a discussion of the valuation of the debentures, warrants and Debenture Shares). In connection with the conversion of the debentures to the Debenture Shares, the Company elected to use the fair value option to account for its equity investment in AVCT as permitted under Accounting Standards Codification ("ASC") 825, Financial Instruments ("ASC 825"), which then refers to ASC 820, Fair Value Measurement ("ASC 820") to provide the fair value framework for valuing such investments. In accordance with ASC 820, the Company recorded the investment in AVCT at fair value, with changes in fair value recorded as a component of Other (expense) income, net, in the consolidated statements of operations.

On August 29, 2022, the Company and AVCT entered into a settlement agreement which provided for, amongst other things, the cancellation of the Company's investment in the Debenture Shares and the Warrants with an aggregate fair value of $2.6 million. Pursuant to the settlement agreements, the Company and AVCT also entered into a Wind Down Agreement, pursuant to which a Reseller Agreement between the parties, as previously amended, was terminated, and the Company was

RIBBON COMMUNICATIONS INC.
Notes to Consolidated Financial Statements (Continued)
granted a non-exclusive perpetual license to use and modify certain intellectual property owned by AVCT comprising WebRTC gateway technology that is integrated with Ribbon’s SBCs and Application Servers. As consideration, the Company paid AVCT $2.5 million in cash, the Debenture Shares were redeemed and canceled, and the Warrants were terminated and canceled. The perpetual license granted by AVCT is classified as Intangible assets, net in the Company's consolidated balance sheet as of December 31, 2022 in the amount of $3.9 million.

Restricted Cash

The Company classifies as restricted cash all cash pledged as collateral to secure long-term obligations and all cash whose use is otherwise limited by contractual provisions. At December 31, 2022, the Company had $0.2 million of restricted cash, representing restricted short-term bank deposits pledged to secure certain performance and financial bonds as security for the Company's obligations under tenders, and contracts.

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

During the year ended December 31, 2022, the Company received $73.4 million of cash from the sale of certain accounts receivable and recorded $1.1 million of interest expense in connection with these transactions. During the year ended December 31, 2021, the Company received $118.5 million of cash from the sale of certain accounts receivable and recorded $0.8 million of interest expense in connection with these transactions.

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

The Company records its foreign currency gains (losses) as a component of Other (expense) income, net. The Company recognized net foreign currency losses of $1.6 million, $5.0 million and $3.0 million for the years ended December 31, 2022, 2021 and 2020, respectively.

Inventory

Inventory is recorded at the lower of cost or market value using the first-in, first-out convention. The Company reduces the carrying value of inventory for those items that are potentially excess, obsolete or slow-moving based on changes in customer

RIBBON COMMUNICATIONS INC.
Notes to Consolidated Financial Statements (Continued)
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

RIBBON COMMUNICATIONS INC.
Notes to Consolidated Financial Statements (Continued)
recognized as expense over the requisite service period, which generally represents the vesting period, and includes an estimate of the awards that will be forfeited.

The Company uses the Black-Scholes valuation model for estimating the fair value of stock options on the grant date. The fair value of stock option awards is affected by the Company's stock price as well as valuation assumptions, including the volatility of Ribbon's stock price, expected term of the option, risk-free interest rate and expected dividends.

The Company may grant to certain of its executives and certain other employees performance-based stock units ("PSUs") that include a market condition. The Company uses a Monte Carlo simulation approach to model future stock price movements based upon the risk-free rate of return, the volatility of each entity and the pair-wise covariance between each entity. These results are then used to calculate the grant date fair values of the PSUs. The Company is required to record expense for the PSUs with market conditions through their respective final vesting dates regardless of the number of shares that are ultimately earned. Once the grant date criteria have been met for a fiscal year performance period, the Company records stock-based compensation expense based on its assessment of the probability that the respective performance condition will be achieved and the level, if any, of such achievement. The Compensation Committee determines the number of shares earned, if any, after the Company's financial results for each fiscal year performance period are finalized. Upon the determination by the Compensation Committee of the number of shares that will be received upon vesting, such number of shares becomes fixed and the unamortized expense is recorded through the remainder of the service period, at which time any Performance PSUs earned, will vest pending each executive's continued employment with the Company through that date.

Concentration of Risk

The financial instruments that potentially subject Ribbon to concentrations of credit risk are cash, restricted cash and accounts receivable. The Company's cash equivalents and investments were managed by one financial institution at December 31, 2022. Historically, the Company has not experienced significant losses due to such bank depository concentration. The Company's investments at December 31, 2021 consisted of securities of AVCT (see Note 4).

Certain components and software licenses from third parties used in Ribbon's products are procured from single sources of supply. The failure of a supplier, including a subcontractor, to deliver on schedule could delay or interrupt Ribbon's delivery of products and thereby materially adversely affect Ribbon's revenue and operating results.

Advertising Costs

Advertising costs are expensed as incurred and included as a component of Sales and marketing expense in the Company's consolidated statements of operations. Advertising expenses were $1.5 million, $1.6 million and $0.8 million for the years ended December 31, 2022, 2021 and 2020, respectively.

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

RIBBON COMMUNICATIONS INC.
Notes to Consolidated Financial Statements (Continued)
Warranty

The Company records warranty liabilities for estimated costs of fulfilling its obligations under standard limited hardware and software warranties at the time of sale. The specific warranty terms and conditions vary depending upon the country in which the Company does business, but generally includes material costs, technical support, labor and associated overhead over a period ranging from one to three years. At December 31, 2022, the Company's liability for product warranties was $11.9 million of which $5.3 million was current and included in Accrued expenses and other and $6.6 million was long-term and included in Other long-term liabilities in the Company's consolidated balance sheet. At December 31, 2021, the Company's liability for product warranties was $13.1 million, of which $5.9 million was current and included in Accrued expenses and other, and $7.2 million was long-term and included in Other long-term liabilities in the Company's consolidated balance sheet.

Research and Development Grants

The Company records grants received from the Office of the Innovation Authority of the Israeli Ministry of Economics (the "IIA") as a reduction to Research and development expense. Royalties payable to the IIA are recognized pursuant to sales of related products and are included in Cost of revenue - product (see Note 25).

Accounting for Leases

The Company accounts for its leases in accordance with Accounting Standards Codification ("ASC") 842, Leases ("ASC 842") (see Note 20). The Company has operating and finance leases for corporate offices, research and development facilities, and certain equipment. Operating leases are reported separately in the Company's consolidated balance sheets at December 31, 2022 and 2021. The Company has no finance leases as of December 31, 2022. Assets acquired under finance leases are included in Property and equipment, net, in the consolidated balance sheets at December 31, 2021.

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

The Company has provided for income taxes on the undistributed earnings of its non-U.S. subsidiaries as of December 31, 2022, excluding Ireland and Israel, which are indefinitely reinvested. Accordingly, the Company is required to recognize and record deferred taxes for 2022 on the entire outside basis differences related to the foreign subsidiaries, the largest of these differences being undistributed earnings.

The Company determines whether it is more likely than not that a tax position will be sustained upon examination. If it is not more likely than not that a position will be sustained, no amount of the benefit attributable to the position is recognized.

RIBBON COMMUNICATIONS INC.
Notes to Consolidated Financial Statements (Continued)
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

Recent Accounting Pronouncements

In March 2022, the Financial Accounting Standards Board (the "FASB") issued ASU 2022-02, Financial Instruments – Credit Losses (Topic 326): Troubled Debt Restructurings and Vintage Disclosures (“ASU 2022-02”), which eliminates the accounting guidance on troubled debt restructurings ("TDRs") for creditors in ASC 310, Receivables (Topic 310), and requires entities to provide disclosures about current period gross write-offs by year of origination. Also, ASU 2022-02 updates the requirements related to accounting for credit losses under ASC 326, Financial Instruments – Credit Losses (Topic 326), and adds enhanced disclosures for creditors with respect to loan refinancings and restructurings for borrowers experiencing financial difficulty. ASU 2022-02 is effective for the Company January 1, 2023. The Company believes that the adoption of ASU 2022-02 will not have a material impact on its consolidated financial statements upon adoption.

In October 2021, the FASB issued ASU 2021-08, Business Combinations (Topic 805): Accounting for Contract Assets and Contract Liabilities from Contracts with Customers ("ASU 2021-08"), which amends ASC 805, Business Combinations (Topic 805), to add contract assets and contract liabilities to the list of exceptions to the recognition and measurement principles that apply to business combinations and to require that an acquiring entity recognize and measure contract assets and contract liabilities acquired in a business combination in accordance with ASC 606, Revenue from Contracts with Customers (Topic 606) ("ASC 606"). Under current GAAP, an acquirer generally recognizes such items at fair value on the acquisition date. While primarily related to contract assets and contract liabilities that were accounted for by the acquiree in accordance with ASC 606, ASU 2021-08 also applies to contract assets and contract liabilities from other contracts to which the provisions of ASC 606 apply, such as contract liabilities from the sale of nonfinancial assets within the scope of ASU 2017-05, Other Income - Gains and Losses from the Derecognition of Nonfinancial Assets (Subtopic 610-20). ASU 2021-08 is effective for the Company January 1, 2023. The Company believes that the adoption of ASU 2021-08 could have a material impact on its consolidated financial statements for periods including and subsequent to significant business acquisitions.

In January 2021 the FASB issued ASU 2021-01, Reference Rate Reform (Topic 848): Scope ("ASU 2021-01"), which refines the scope of ASC 848, Reference Rate Reform, and clarifies some of its guidance as part of the FASB's monitoring of global reference rate reform activities. ASU 2021-01 permits entities to elect certain optional expedients and exceptions when accounting for derivative contracts and certain hedging relationships affected by changes in the interest rates used for discounting cash flows, for computing variation margin settlements, and for calculating price alignment interest in connection with reference rate reform activities under way in global financial markets (the "discounting transition"). In December 2022, the FASB issued ASU 2022-06, Reference Rate Reform (Topic 848): Deferral of the Sunset Date of Topic 848 ("ASU 2022-06") which extends the date through which companies can utilize optional expedients and exceptions allowed in Topic 848 from December 31, 2022 to December 31, 2024. The adoption of ASU 2021-01 and ASU 2022-06 did not have a material impact on the Company's consolidated financial statements.

(3) BUSINESS ACQUISITIONS

ECI

On the ECI Acquisition Date, Ribbon completed its merger transaction with ECI in accordance with the terms of the Agreement and Plan of Merger, dated as of November 14, 2019, by and among Ribbon, ECI, an indirect wholly-owned

RIBBON COMMUNICATIONS INC.
Notes to Consolidated Financial Statements (Continued)
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

RIBBON COMMUNICATIONS INC.
Notes to Consolidated Financial Statements (Continued)
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

Pro Forma Results

The following unaudited pro forma information presents the combined results of operations of Ribbon and ECI for the years ended December 31, 2020 as if the ECI Acquisition had been completed on January 1, 2019, with adjustments to give effect to pro forma events that are directly attributable to the ECI Acquisition. These pro forma adjustments include an increase in research and development expense related to the conformance of ECI's cost capitalization policy to Ribbon's, additional amortization expense for the acquired identifiable intangible assets, a decrease in historical ECI interest expense reflecting the extinguishment of certain of ECI's debt as a result of the ECI Acquisition, and an increase in interest expense reflecting the new debt entered into by the Company in connection with the ECI Acquisition. Pro forma adjustments also include the elimination of acquisition- and integration-related costs directly attributable to the acquisition from the year ended December 31, 2020.

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

Year ended December 31,
2020
(unaudited)
Revenue	$869,002
Net income	$97,036
Diluted earnings per share	$0.65

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

The disposal-related expenses in the year ended December 31, 2022 primarily relate to costs incurred from the sale of one of our foreign subsidiaries. The disposal-related expenses in the year ended December 31, 2021 relate to the Kandy Sale (as defined below). The acquisition-related professional and services fees recorded in the year ended December 31, 2020 primarily related to the ECI Acquisition and the disposal-related expenses related to the Company's sale of the Kandy Communications Business.

The components of Acquisition-, disposal- and integration-related expenses incurred in the years ended December 31, 2022, 2021 and 2020 were as follows (in thousands):

RIBBON COMMUNICATIONS INC.
Notes to Consolidated Financial Statements (Continued)

	Year ended December 31,
	2022	2021	2020
Professional and services fees (acquisition-related)	$—	$165	$13,441
Professional and services fees (disposal-related)	414	329	1,890
Integration-related expenses	5,872	7,138	1,833
	$6,286	$7,632	$17,164

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

The Warrants were independent of the Debentures and entitled the Company to purchase 4,377,800 shares of AVCT common stock at an exercise price of $0.01 per share. The Warrants expire on December 1, 2025, and were immediately exercisable on the Kandy Sale Date. The Company had not exercised any of the Warrants as of December 31, 2021. The Company was also subject to a lock-up provision which limited the Company's ability to sell any shares of the AVCT common stock underlying the AVCT Units prior to June 1, 2021 (the "Lock-Up Period"), except in certain transactions.

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

RIBBON COMMUNICATIONS INC.
Notes to Consolidated Financial Statements (Continued)
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

At December 31, 2021, the fair value of the AVCT Investment was $43.9 million. The Company recorded a loss of $74.8 million in the year ended December 31, 2021 arising from the change in the fair value of the AVCT Investment, and recorded a gain of $30.3 million in the year ended December 31, 2020 arising from the change in the fair value of the AVCT Units. These amounts are included as components of Other (expense) income, net, in the Company's consolidated statements of operations. The Company recorded $3.5 million of interest income in the year ended December 31, 2021, which was added to the principal amount of the Debentures prior to the Debenture Conversion Date, and which is included in Interest expense, net, in the consolidated statement of operations. The fair value of the AVCT Investment at December 31, 2021 is reported as Investments in the Company's consolidated balance sheets. The AVCT Investment is classified as a Level 1 fair value measurement at December 31, 2021 (see Note 6).

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

On August 29, 2022, the Company and AVCT entered into a settlement agreement which provided for, amongst other things, the cancellation of the Company's investment in the Debenture Shares and the Warrants with an aggregate fair value of $2.6 million. Pursuant to the settlement agreements, the Company and AVCT also entered into a Wind Down Agreement, pursuant to which a Reseller Agreement between the parties, as previously amended, was terminated, and the Company was granted a non-exclusive perpetual license to use and modify certain intellectual property owned by AVCT comprising WebRTC gateway technology that is integrated with Ribbon’s SBCs and Application Servers. As consideration, the Company paid AVCT $2.5 million in cash, the Debenture Shares were redeemed and canceled, and the Warrants were terminated and canceled. The perpetual license granted by AVCT is classified as Intangible assets, net in the Company's consolidated balance sheet as of December 31, 2022 in the amount of $3.9 million.

The Company had no investment in AVCT as of December 31, 2022 due to the settlement agreement entered into on August 29, 2022. The Company recorded losses of $41.3 million in the year ended December 31, 2022, representing the change in the fair value of the AVCT Investment.

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

The calculations of shares used to compute basic and diluted earnings (loss) per share are as follows (in thousands):

	Year ended December 31,
	2022	2021	2020
Weighted average shares outstanding—basic	156,668	147,575	138,967
Potential dilutive common shares	—	—	5,683
Weighted average shares outstanding—diluted	156,668	147,575	144,650

RIBBON COMMUNICATIONS INC.
Notes to Consolidated Financial Statements (Continued)
Options to purchase the Company's common stock and unvested restricted and performance-based stock units aggregating 14.5 million shares and 10.6 million shares were excluded from the computation of diluted loss per share for the years ended December 31, 2022 and 2021, respectively, because their effect would have been antidilutive. Options to purchase the Company's common stock aggregating 0.2 million shares were excluded from the computation of diluted earnings per share for the year ended December 31, 2020 because their effect would have been antidilutive.

(6) INVESTMENTS AND FAIR VALUE HIERARCHY

The Company's policy and historical practice has been to invest in debt instruments, primarily U.S. government-backed, municipal and corporate obligations, which management believes to be high quality (investment grade) credit instruments.

At December 31, 2021, the Company's investments were comprised of the AVCT Investment (see Note 4).

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

(7) ACCOUNTS RECEIVABLE, NET

Accounts receivable, net, consisted of the following (in thousands):

	December 31,
	2022	2021
Accounts receivable	$268,671	$284,187
Allowance for doubtful accounts	(1,427)	(1,270)
Accounts receivable, net	$267,244	$282,917

The Company's allowance for doubtful accounts activity was as follows (in thousands):

RIBBON COMMUNICATIONS INC.
Notes to Consolidated Financial Statements (Continued)

Year ended December 31,	Balance at beginning of year	Charges to expense	Charges (credits) to other accounts	Write-offs	Balance at end of year
2022	$1,270	$100	$159	$(102)	$1,427
2021	$776	$553	$85	$(144)	$1,270
2020	$913	$686	$94	$(917)	$776

(8) INVENTORY

Inventory consisted of the following (in thousands):

	December 31,
	2022	2021
On-hand final assemblies and finished goods inventories	$85,888	$57,360
Deferred cost of goods sold	1,449	1,474
	87,337	58,834
Less noncurrent portion (included in Other assets)	(11,914)	(4,791)
Current portion	$75,423	$54,043

(9) PROPERTY AND EQUIPMENT

Property and equipment consisted of the following (in thousands):

		December 31,
	Useful Life	2022	2021
Equipment	2-5 years	$76,674	$74,769
Software	2-5 years	33,639	32,804
Furniture and fixtures	3-5 years	3,168	3,188
Leasehold improvements	Shorter of the estimated lease term or useful life	35,448	34,640
		148,929	145,401
Less accumulated depreciation and amortization		(104,097)	(97,716)
Property and equipment, net		$44,832	$47,685

The Company recorded depreciation and amortization expense related to property and equipment of $15.3 million for the year ended December 31, 2022, $17.0 million for the year ended December 31, 2021 and $17.2 million for the year ended December 31, 2020. During each of these years, the Company disposed of certain property and equipment that was fully depreciated at the time of disposal, which resulted in reductions in both Cost and Accumulated depreciation.

Property and equipment under finance leases included in the amounts above were as follows (in thousands):

	December 31,
	2022	2021
Cost	$—	$2,050
Less accumulated depreciation	—	(1,763)
Property and equipment under finance leases, net	$—	$287

RIBBON COMMUNICATIONS INC.
Notes to Consolidated Financial Statements (Continued)
The net book values of the Company's property and equipment by geographic area were as follows (in thousands):

	December 31,
	2022	2021
United States	$23,143	$24,683
Canada	3,471	5,184
Asia/Pacific	8,152	8,174
Europe	833	1,157
Israel	8,860	7,859
Other	373	628
	$44,832	$47,685

(10) INTANGIBLE ASSETS AND GOODWILL

The Company's intangible assets at December 31, 2022 and 2021 consisted of the following (in thousands):

December 31, 2022	Weighted average amortization period (years)	Cost	Accumulated amortization	Net carrying value
Developed technology	7.84	$340,380	$212,448	$127,932
Customer relationships	11.86	268,140	106,385	161,755
Trade names	3.88	5,000	4,658	342
Software licenses	3.00	5,186	487	4,699
	9.51	$618,706	$323,978	$294,728

December 31, 2021	Weighted average amortization period (years)	Cost	Accumulated amortization	Net carrying value
In-process research and development	*	$34,000	$—	$34,000
Developed technology	7.93	306,380	181,393	124,987
Customer relationships	11.86	268,140	77,653	190,487
Trade names	3.88	5,000	3,744	1,256
Internal use software	3.00	730	730	—
	9.17	$614,250	$263,520	$350,730

* An in-process research and development intangible asset has an indefinite life until the product is generally available, at which time such asset is typically reclassified to developed technology and the Company begins to amortize the asset. In the fourth quarter of 2022, the Company reclassified an in-process research and development intangible asset to developed technology, as the associated products and features related to 5G technology became generally available.

Estimated future amortization expense for the Company's intangible assets at December 31, 2022 was as follows (in thousands):

Years ending December 31,
2023	$56,882
2024	50,717
2025	44,006
2026	38,965
2027	33,936
Thereafter	70,222
$294,728

Goodwill is recorded when the consideration for an acquisition exceeds the fair value of net tangible and identifiable

RIBBON COMMUNICATIONS INC.
Notes to Consolidated Financial Statements (Continued)
intangible assets acquired. For the purpose of testing goodwill for impairment, all goodwill is assigned to a reporting unit, which may be either an operating segment or a portion of an operating segment. The Company determined in the fourth quarter of 2020 that it had two operating segments: Cloud and Edge, and IP Optical Networks, at which time it was determined that the goodwill assigned to these two segments was $224.9 million and $192.0 million, respectively. The Company's reporting units are its operating segments. Our annual testing for impairment of goodwill is completed as of October 1.

Upon completion of the 2022 annual test for goodwill impairment, the Company determined that there was no impairment of goodwill in either of its reporting units. Based on the results of the 2021 impairment test, the Company determined that the carrying value of its IP Optical Networks segment exceeded its fair value and the amount of the impairment was $116.0 million. This impairment charge was recorded in the fourth quarter of 2021 and is reported separately in the Company's consolidated statement of operations. In the 2021 impairment test, the Company determined that there was no impairment of its Cloud and Edge segment.

The changes in the carrying value of the Company's goodwill in the years ended December 31, 2022 and 2021 were as follows (in thousands):

	Cloud and Edge	IP Optical Networks	Total
Balance at January 1, 2021 (1)	$224,896	$191,996	$416,892
Impairment of goodwill	—	(116,000)	(116,000)
Balance at December 31, 2021 (1)(2)	224,896	75,996	300,892
Activity	—	—	—
Balance at December 31, 2022 (1)(2)	$224,896	$75,996	$300,892

(1) Balance is presented net of accumulated impairment losses of $167.4 million for the Cloud and Edge segment.
(2) Balance is presented net of an impairment loss of $116.0 million for the IP Optical Networks segment.

The components of goodwill at December 31, 2021 and 2022 were as follows (in thousands):

	Cloud and Edge	IP Optical Networks	Total
Balance at December 31, 2021
Goodwill	$392,302	$191,996	$584,298
Accumulated impairment losses	(167,406)	(116,000)	(283,406)
	224,896	75,996	300,892
Balance at December 31, 2022
Goodwill	$392,302	$191,996	$584,298
Accumulated impairment losses	(167,406)	(116,000)	(283,406)
	$224,896	$75,996	$300,892

(11) ACCRUED EXPENSES AND OTHER

Accrued expenses and other consisted of the following (in thousands):

	December 31,
	2022	2021
Employee compensation and related costs	$25,994	$38,040
Professional fees	17,195	14,365
Other	42,081	48,347
	$85,270	$100,752

RIBBON COMMUNICATIONS INC.
Notes to Consolidated Financial Statements (Continued)
(12) WARRANTY

The changes in the Company's warranty accrual balance in the years ended December 31, 2022 and 2021 were as follows (in thousands):

Year ended December 31,	Balance at beginning of year	Provision	Settlements	Balance at end of year
2022	$13,120	$4,605	$(5,868)	$11,857
2021	$14,855	$3,777	$(5,512)	$13,120

(13) RESTRUCTURING AND FACILITIES CONSOLIDATION INITIATIVES

The Company recorded restructuring and related expense aggregating $10.8 million, $11.7 million and $16.2 million in the years ended December 31, 2022, 2021 and 2020, respectively. Restructuring and related expense includes restructuring expense (primarily severance and related costs), estimated future variable lease costs for vacated properties with no intent or ability of sublease, and accelerated rent amortization expense.

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

Accelerated amortization of lease assets is recognized from the date that the Company commences the plan to fully or partially vacate a facility, for which there is no intent or ability to enter into a sublease, through the final vacate date. Amounts of accelerated rent amortization that are included as a component of restructuring and related expense are not included in the tables below, as the liability for the total lease payments for each respective facility is included as a component of Operating lease liabilities in the Company's consolidated balance sheets at December 31, 2022 and 2021, both current and noncurrent (see Note 20). The Company may incur additional future expense if it is unable to sublease other locations included in the Facilities Initiative.

The components of restructuring and related expense for the years ended December 31, 2022, 2021 and 2020 were as follows (in thousands):

	Year ended December 31,
	2022	2021	2020
Severance and related costs	$5,230	$4,618	$12,025
Variable and other facilities-related costs	3,992	5,710	3,605
Accelerated amortization of lease assets due to cease-use	1,611	1,325	605
	$10,833	$11,653	$16,235

RIBBON COMMUNICATIONS INC.
Notes to Consolidated Financial Statements (Continued)
Accelerated Rent Amortization

Accelerated amortization of lease assets is recognized from the date that the Company commences the plan to fully or partially vacate a facility, for which there is no intent or ability to enter into a sublease, through the final vacate date. The liability for the total lease payments for each respective facility is included as a component of Operating lease liabilities in the Company's consolidated balance sheets at December 31, 2022 and 2021, both current and noncurrent (see Note 20). The Company may incur additional future expense if it is unable to sublease other locations included in its restructuring initiatives.

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

The Company recorded restructuring and related expense of $10.2 million in connection with the 2022 Restructuring Initiative in the year ended December 31, 2022. The amount for the year ended December 31, 2022 was comprised of $5.3 million for severance and related costs for approximately 70 employees, $3.3 million for variable and other facilities-related costs and $1.6 million for accelerated amortization of lease assets no longer being used with no ability or intent to sublease. The Company estimates that it will record approximately $8.0 million of future expense under the 2022 Restructuring Plan. A summary of the 2022 Restructuring Plan accrual activity for the year ended December 31, 2022 is as follows (in thousands):

	Balance at January 1, 2022	Initiatives charged to expense	Cash payments	Net transfer to operating lease accounts	Balance at December 31, 2022
Severance	$—	$5,287	$(4,123)	$—	$1,164
Variable and other facilities-related costs	—	3,299	(2,409)	—	890
Accelerated amortization of lease assets due to cease-use	—	1,611	—	(1,611)	—
	$—	$10,197	$(6,532)	$(1,611)	$2,054

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

The Company recorded restructuring and related expense of less than $0.1 million and $4.7 million in connection with the 2020 Restructuring Initiative in the years ended December 31, 2022 and 2021, respectively. The 2021 amount was comprised of $4.6 million for severance and related costs for approximately 60 employees and $0.1 million for variable and other facilities-related costs. The Company expects these amounts will be fully paid in 2023. The Company estimates that it will record nominal, if any, future expense under the 2020 Restructuring Initiative. Summaries of the 2020 Restructuring Initiative accrual activity for the years ended December 31, 2022 and 2021 are as follows (in thousands):

RIBBON COMMUNICATIONS INC.
Notes to Consolidated Financial Statements (Continued)

Year ended December 31, 2022	Balance at January 1, 2022	Initiatives charged to expense	Adjustments for changes in estimate	Cash payments	Balance at December 31, 2022
Severance	$1,895	$—	$(57)	$(1,782)	56
Facilities	60	34	—	(94)	—
	$1,955	$34	$(57)	$(1,876)	$56

Year ended December 31, 2021	Balance at January 1, 2021	Initiatives charged to expense	Adjustments for changes in estimate	Cash payments	Balance at December 31, 2021
Severance	$5,237	$4,618	$—	$(7,960)	1,895
Facilities	1,256	742	(670)	(1,268)	60
	$6,493	$5,360	$(670)	$(9,228)	$1,955

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

In connection with the 2019 Restructuring Initiative, the Company recorded restructuring and related expense of $0.7 million, $7.0 million, and $2.3 million in the years ended December 31, 2022, 2021 and 2020, respectively. The amount recorded in 2022 was for facilities related costs. The amount recorded in 2021 was comprised of $5.7 million for variable and other facilities-related costs and $1.3 million of net expense for accelerated amortization of lease assets. The amount for accelerated amortization of lease assets includes income of $2.1 million related to a lease modification for one of the Company's restructured facilities. The amount recorded in 2020 was comprised of $0.5 million for severance and related costs for approximately 5 employees, $1.7 million for variable and other facilities-related costs and $0.1 million for accelerated amortization of lease assets. The Company estimates that it will record nominal, if any, future expense under the 2019 Restructuring Initiative.

Summaries of the 2019 Restructuring Initiative accrual activity for the years ended December 31, 2022 and 2021 are as follows (in thousands):

Year ended December 31, 2022	Balance at January 1, 2022	Initiatives charged to expense	Net transfer to operating lease liability accounts		Cash payments		Balance at December 31, 2022
Severance	$—	$—	$—		$—		$—
Facilities	1,594	658	—		(1,004)		1,248
	$1,594	$658	$—	$—	$(1,004)	$—	$1,248

RIBBON COMMUNICATIONS INC.
Notes to Consolidated Financial Statements (Continued)

Year ended December 31, 2021	Balance at January 1, 2021	Initiatives charged to expense	Adjustments for changes in estimate	Net transfer to operating lease liability accounts	Cash payments	Balance at December 31, 2021
Severance	$173	$—	$—	$—	$(173)	$—
Facilities	766	9,006	(2,043)	(1,325)	(4,810)	1,594
	$939	$9,006	$(2,043)	$(1,325)	$(4,983)	$1,594

Balance Sheet Classification

The current portions of accrued restructuring were $1.3 million and $1.9 million at December 31, 2022 and 2021, respectively, and are included as components of Accrued expenses in the consolidated balance sheets. The long-term portions of accrued restructuring are included as components of Other long-term liabilities in the consolidated balance sheets. The long-term portions of accrued restructuring were $2.0 million and $1.6 million at December 31, 2022 and 2021, respectively.

(14) DEBT

2019 Credit Facility

On April 29, 2019, the Company, as guarantor, and Ribbon Communications Operating Company, Inc., as borrower, entered into a syndicated, amended and restated credit facility (the "2019 Credit Facility"), which provided for a $50 million term loan facility that was advanced in full on April 29, 2019, and a $100 million revolving line of credit. Revolving loans under the 2019 Credit Facility bore interest at the Borrower’s option at either the Eurodollar (LIBOR) rate plus a margin ranging from 1.50% to 3.00% per year or the base rate plus a margin ranging from 0.50% to 2.00% per year. The 2019 Credit Facility was superseded by the 2020 Credit Facility, which was entered into on March 3, 2020, and which is discussed below.

2020 Credit Facility

On March 3, 2020, the Company entered into a Senior Secured Credit Facilities Credit Agreement (as amended, the "2020 Credit Facility"), by and among the Company, as a guarantor, Ribbon Communications Operating Company, Inc., as the borrower ("Borrower"), Citizens Bank, N.A. ("Citizens"), Santander Bank, N.A., and others as lenders, ("Lenders"). The proceeds of the Credit Agreement were used, in part, to pay off in full all obligations of the Company under the 2019 Credit Facility.

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

On August 18, 2020, the Company entered into the First Amendment to the 2020 Credit Facility in which $75 million of the 2020 Term Loan Facility was assigned from Citizens to a new lender and designated as the Term B Loan. The remaining $325 million of the 2020 Term Loan Facility was deemed the Term A Loan.

The Term A Loan and the 2020 Revolving Credit Facility mature in March 2025 and bore interest at the Borrower's option at either the LIBOR rate plus a margin ranging from 1.50% to 3.50% per year, or the base rate plus 0.50%, or the prime rate

RIBBON COMMUNICATIONS INC.
Notes to Consolidated Financial Statements (Continued)
plus a margin ranging from 0.50% to 2.50% per year (the "Applicable Margin"). The Applicable Margin varies depending on the Company's Consolidated Net Leverage Ratio (as defined in the 2020 Credit Facility).

The Term B Loan was scheduled to mature in March 2026 and bore interest, at the Borrower's option, at either the LIBOR rate plus a margin of 7.50% per year, or the base rate (the highest of the Federal Funds Effective Rate (as defined in the First Amendment) plus 0.50%, or the prime rate.

On December 1, 2020, the Company entered into the Second Amendment to the 2020 Credit Facility to obtain consent for an equity exchange with AVCT in connection with the Kandy Sale, as well as to amend certain other provisions of the 2020 Credit Facility.

On March 3, 2021, the Company entered into the Third Amendment to the 2020 Credit Facility which provided for an incremental term loan facility in the principal amount of $74.6 million, the proceeds of which were used to consummate an open market purchase of all outstanding amounts under the Term B Loan, resulting in the assignment and immediate cancellation of the Term B Loan, such that the outstanding amount under the Term A Loan and incremental term loan facility were combined and held by the Lenders (the "2020 Term Loan") with the same terms as the Term A Loan. The Company wrote off $2.5 million of capitalized debt issuance costs in connection with the Third Amendment, which is included in Interest expense, net, in the Company's consolidated statement of operations for the year ended December 31, 2021.

On March 10, 2022, the Company entered into the Fourth Amendment to the 2020 Credit Facility to increase the Maximum Consolidated Net Leverage Ratio (as defined in the 2020 Credit Facility) and in conjunction the Company made a $15.0 million prepayment that was applied to the final payment due on the maturity date.

On June 30, 2022, the Company entered into the Fifth Amendment to the 2020 Credit Facility (the "Fifth Amendment") to increase the Maximum Consolidated Net Leverage Ratio (as defined in the 2020 Credit Facility) for 2022, with the fourth quarter of 2022 increased to 4.75:1.00. In the 1st and 2nd quarters of 2023, the Maximum Consolidated Net Leverage Ratio allowed declines to 3.25:1.00 and in all subsequent quarters the ratio will be fixed at 3.00:1.00. Also, the Fifth Amendment reduced the minimum Consolidated Fixed Charge Coverage Ratio (as defined in the 2020 Credit Facility) in 2022, with the fourth quarter of 2022 reduced to 1.10:1.00 and in all subsequent quarters the ratio will be fixed at 1.25:1.00. In addition, the Fifth Amendment increased the maximum rate at which loans bear interest if the Company's Consolidated Net Leverage Ratio for any quarter is greater than 4.50:1.00. Specifically, loans incurred bear interest, at the Borrower’s option, at either LIBOR plus a margin ranging from 1.50% to 4.50% per year, or the base rate plus 0.50%, or the prime rate plus a margin ranging from 0.50% to 3.50% per year. In addition, the Fifth Amendment allows the Company to incur junior secured or unsecured debt in an amount no less than $50 million, subject to certain conditions, including the requirement that 50% of the aggregate amount of such incurred debt (net of certain costs, fees and other amounts) must be applied to prepay the 2020 Credit Facility, and compliance with certain leverage ratio-based covenant exceptions. In connection with the Fifth Amendment, the Company made a $10.0 million voluntary prepayment that was applied to the final payment due on the maturity date. Subsequent to the Fifth Amendment, the Company is required to make quarterly principal payments on the 2020 Term Loan aggregating approximately $5.0 million per quarter through March 31, 2024 and $10.0 million in each of the three quarters thereafter, with the final payment approximating $275 million due on the maturity date in March 2025.

At December 31, 2022, the Company had an outstanding balance under the 2020 Term Loan of $330.4 million at an average interest rate of 5.4% and $3.3 million of letters of credit outstanding with an interest rate of 4.5%. At December 31, 2021, the Company had an outstanding balance under the 2020 Term Loan of $375.5 million at an average interest rate of 3.4% and $4.3 million of letters of credit outstanding with an interest rate of 2.5%. The Company was in compliance with all covenants of the 2020 Credit Facility at both December 31, 2022 and 2021.

Letters of Credit and Performance and Bid Bonds

The Company uses letters of credit and performance and bid bonds in the course of its business. At December 31, 2022, the Company had $8.3 million of letters of credit, bank guarantees, and performance and bid bonds outstanding (collectively, "Guarantees"), comprised of the $3.3 million of letters of credit under the 2020 Credit Agreement described above (the "Letters of Credit") and $5.0 million of bank guarantees and performance and bid bonds (collectively, the "Other Guarantees") under various uncommitted facilities. At December 31, 2021, the Company had Guarantees aggregating $30.1 million, comprised of the $4.3 million of Letters of Credit and $25.8 million of Other Guarantees. At December 31, 2022 and 2021, the Company

RIBBON COMMUNICATIONS INC.
Notes to Consolidated Financial Statements (Continued)
had cash collateral of $0.2 million and $2.6 million, respectively, supporting the Guarantees, which are reported in Restricted cash in the consolidated balance sheets.

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

Cash Flow Hedge of Interest Rate Risk

The 2020 Term Loan Facility had outstanding balances of $330.4 million and $375.5 million at December 31, 2022 and 2021, respectively. The 2020 Revolving Credit Facility was undrawn at both December 31, 2022 and 2021. Borrowings under the 2020 Credit Agreement have variable interest rates based on LIBOR (see Note 14). As a result of exposure to interest rate movements, during March 2020, the Company entered into an interest rate swap arrangement, which effectively converted its $400 million term loan with its variable interest rate based upon one-month LIBOR to an aggregate fixed rate of 0.904%, plus a leverage-based margin as defined in the 2020 Credit Facility.

On July 22, 2022, the Company sold $30 million of the notional amount of its interest rate swap back to its counterparty for $1.5 million, reducing the notional amount of this swap to $370 million. On August 16, 2022 the Company sold another $30 million of the notional amount of its interest rate swap back to its counterparty for $1.6 million, reducing the notional amount to $340 million, which approximates the current level of our term loan debt outstanding. The gain in accumulated other comprehensive (loss) income related to the $60 million notional amount sold of $3.1 million is being released into earnings on a straight line basis over the remaining term of the 2020 Credit Facility as a decrease to interest expense, the amortization of which totaled $0.5 million for the year ended December 31, 2022. The notional amount of this swap at December 31, 2022 and 2021 was $340 million and $400 million, respectively. The swap matures on March 3, 2025, the same date the 2020 Credit Facility matures.

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

The effective portion of changes in the fair value of designated derivatives that qualify as cash flow hedges is recorded in accumulated other comprehensive income (loss) in the consolidated balance sheet and is subsequently reclassified into earnings in the period that the hedged forecasted transactions affect earnings. During the years ended December 31, 2022 and 2021, such a derivative was used to hedge the variable cash flows associated with the credit facilities under the 2020 Credit Facility,

RIBBON COMMUNICATIONS INC.
Notes to Consolidated Financial Statements (Continued)
and the Company has accounted for this derivative as an effective hedge. Any ineffective portion of the change in the fair value of the derivative would be recognized directly in earnings.

Amounts reported in accumulated other comprehensive income (loss) related to the Company's derivative are reclassified to interest expense as interest is accrued on the Company’s variable-rate debt. Based upon projected forward rates, the Company estimates that as of December 31, 2022, $13.2 million may be reclassified as a decrease to interest expense over the next twelve months.

The impact of the Company’s derivative financial instrument on its consolidated statement of comprehensive income (loss) for the years ended December 31, 2022 and 2021 was as follows, net of tax (in thousands):

	Year ended December 31,
	2022	2021
Gain recognized in other comprehensive income (loss) on interest rate swap, net of tax	$22,456	$9,505
Amount reclassified from accumulated other comprehensive income (loss) to interest expense	(3,135)	3,254
Unrealized gain (loss) on interest rate swap, net of reclassifications and amortization	$19,321	$12,759

The fair values and locations in the consolidated balance sheet at December 31, 2022 and 2021 of the Company's derivative assets (liabilities) designated as a hedging instrument were as follows (in thousands):

		December 31,
	Balance sheet location	2022	2021
Interest rate derivative - asset derivative	Other current assets	$13,212	$—
Interest rate derivative - asset derivative	Other assets	12,216	3,865
Interest rate derivative - liability derivative	Accrued expenses and other	—	(2,054)
Interest rate derivative - liability derivative	Other long-term liabilities	—	—
		$25,428	$1,811

The Company has classified the interest rate derivative net asset of $25.4 million and $1.8 million at December 31, 2022 and 2021, respectively, as Level 2 fair value measurements within the fair value hierarchy (see Note 6).

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

Disaggregation of Revenue

The Company disaggregates its revenue from contracts with customers based on the nature of the products and services and the geographic regions in which each customer is domiciled. The Company's total revenue for the years ended December 31, 2022, 2021 and 2020 was disaggregated geographically as follows:

RIBBON COMMUNICATIONS INC.
Notes to Consolidated Financial Statements (Continued)

Year ended December 31, 2022	Product revenue	Service revenue (maintenance)	Service revenue (professional services)	Total revenue
United States	$175,189	$132,655	$44,819	$352,663
Europe, Middle East and Africa	147,523	75,948	29,310	252,781
Asia Pacific	95,828	41,677	13,594	151,099
Other	24,140	31,815	7,262	63,217
	$442,680	$282,095	$94,985	$819,760

Year ended December 31, 2021	Product revenue	Service revenue (maintenance)	Service revenue (professional services)	Total revenue
United States	$196,058	$132,683	$47,296	$376,037
Europe, Middle East and Africa	138,203	79,475	30,349	248,027
Asia Pacific	92,803	41,945	18,183	152,931
Other	25,978	32,218	9,766	67,962
	$453,042	$286,321	$105,594	$844,957

Year ended December 31, 2020	Product revenue	Service revenue (maintenance)	Service revenue (professional services)	Total revenue
United States	$201,347	$132,661	$48,611	$382,619
Europe, Middle East and Africa	149,567	73,475	25,226	248,268
Asia Pacific	90,201	36,628	19,627	146,456
Other	26,797	32,052	7,603	66,452
	$467,912	$274,816	$101,067	$843,795

The Company's product revenue from its direct sales program and from indirect sales through its channel partner program for the years ended December 31, 2022, 2021 and 2020 was as follows (in thousands):

	Year ended December 31,
	2022	2021	2020
Indirect sales through channel program	$131,998	$117,065	$134,876
Direct sales	310,682	335,977	333,036
	$442,680	$453,042	$467,912

The Company's product revenue from sales to enterprise customers and from sales to service provider customers for the years ended December 31, 2022, 2021 and 2020 was as follows (in thousands):

	Year ended December 31,
	2022	2021	2020
Sales to enterprise customers	$125,664	$111,494	$138,469
Sales to service provider customers	317,016	341,548	329,443
	$442,680	$453,042	$467,912

The Company's product revenue and service revenue components by segment for the years ended December 31, 2022, 2021 and 2020 was as follows (in thousands):

RIBBON COMMUNICATIONS INC.
Notes to Consolidated Financial Statements (Continued)

	Year ended December 31,
	2022	2021	2020
Product revenue
Cloud and Edge	215,770	248,570	275,445
IP Optical Networks	226,910	204,472	192,467
Total product revenue	442,680	453,042	467,912

Service revenue
Maintenance
Cloud and Edge	222,238	228,321	229,035
IP Optical Networks	59,857	58,000	45,781
Total maintenance revenue	282,095	286,321	274,816
Professional services
Cloud and Edge	70,130	79,765	78,790
IP Optical Networks	24,855	25,829	22,277
Total professional services revenue	94,985	105,594	101,067
Total service revenue	377,080	391,915	375,883

Revenue Contract Balances

The timing of revenue recognition, billings and cash collections results in billed accounts receivable, unbilled receivables, which are contract assets, and customer advances and deposits, which are contract liabilities, in the Company's consolidated balance sheets. Amounts are billed as work progresses in accordance with agreed-upon contractual terms, either at periodic intervals or upon achievement of contractual milestones. Completion of services and billing may occur subsequent to revenue recognition, resulting in contract assets. The Company may receive advances or deposits from its customers before revenue is recognized, resulting in contract liabilities which are classified as deferred revenue. These assets and liabilities are reported in the Company's consolidated balance sheets on a contract-by-contract basis as of the end of each reporting period. Changes in the contract asset and liability balances during the years ended December 31, 2022 and 2021 were not materially impacted by any factors other than billing and revenue recognition. Nearly all of the Company's deferred revenue balance is related to services revenue, primarily customer support contracts. Unbilled receivables stem primarily from engagements where services have been performed; however, billing cannot occur until services are completed.

In some arrangements, the Company allows customers to pay for term-based software licenses and products over the term of the software license. The Company also sells SaaS-based software under subscription arrangements, with payment terms over the term of the SaaS agreement. Amounts recognized as revenue in excess of amounts billed are recorded as unbilled receivables. Unbilled receivables that are anticipated to be invoiced in the next twelve months are included in Accounts receivable on the Company's consolidated balance sheets. The changes in the Company's accounts receivable, unbilled receivables and deferred revenue balances for the years ended December 31, 2022 and 2021 were as follows (in thousands):

	Accounts receivable	Unbilled accounts receivable	Deferred revenue (current)	Deferred revenue (long-term)
Balance at January 1, 2022	$208,972	$73,945	$109,119	$20,619
Increase (decrease), net	(38,003)	22,330	4,820	(1,365)
Balance at December 31, 2022	$170,969	$96,275	$113,939	$19,254

	Accounts receivable	Unbilled accounts receivable	Deferred revenue (current)	Deferred revenue (long-term)
Balance at January 1, 2021	$179,331	$58,407	$96,824	$26,010
Increase (decrease), net	29,641	15,538	12,295	(5,391)
Balance at December 31, 2021	$208,972	$73,945	$109,119	$20,619

The Company recognized approximately $103 million of revenue in the year ended December 31, 2022 that was recorded as deferred revenue at December 31, 2021 and approximately $94 million of revenue in the year ended December 31, 2021 that was recorded as deferred revenue at December 31, 2020. Of the Company's deferred revenue reported as long-term in its

RIBBON COMMUNICATIONS INC.
Notes to Consolidated Financial Statements (Continued)
consolidated balance sheet at December 31, 2022, the Company expects that approximately $12 million will be recognized as revenue in 2024, approximately $5 million will be recognized as revenue in 2025 and approximately $2 million will be recognized as revenue in 2026 and beyond.

All freight-related customer invoicing is recorded as revenue, while the shipping and handling costs that occur after control of the promised goods or services transfer to the customer are reported as fulfillment costs, a component of Cost of revenue - product in the Company's consolidated statements of operations.

Deferred Commissions Cost

Sales commissions earned by the Company's employees are considered incremental and recoverable costs of obtaining a contract with a customer. The payments related to these costs have been deferred on our consolidated balance sheet and are being amortized over the expected life of the customer contract, which is generally five years. At December 31, 2022 and 2021, the Company had $3.6 million and $3.8 million, respectively, of deferred sales commissions capitalized.

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

The CODM utilizes revenue and adjusted gross profit to measure and assess each segment's performance. The Company calculates adjusted gross profit by excluding from cost of revenue: amortization of acquired technology, stock-based compensation, acquisition-related inventory adjustments and acquisition-related facilities adjustments, and may also exclude other items in future periods that the Company believes are not part of the Company's core business. Adjusted gross profit is not a financial measure determined in accordance with U.S. GAAP, may not be comparable to similarly titled measures used by other companies, and should not be considered a substitute for gross profit or other results reported in accordance with U.S. GAAP. See below for a reconciliation of adjusted gross profit to gross profit which is the most directly comparable U.S. GAAP measure.

The tables below provide revenue, adjusted gross profit and depreciation expense by reportable segment for the years ended December 31, 2022, 2021 and 2020 (in thousands):

RIBBON COMMUNICATIONS INC.
Notes to Consolidated Financial Statements (Continued)

	Year ended December 31,
Revenue	2022	2021	2020
Segment revenue:
Cloud and Edge	$508,137	$556,656	$583,270
IP Optical Networks	311,623	288,301	260,525
Total revenue	$819,760	$844,957	$843,795

	Year ended December 31,
Adjusted gross profit	2022	2021	2020
Segment adjusted gross profit:
Cloud and Edge	$330,395	$370,504	$385,137
IP Optical Networks	104,711	114,496	110,845
Total segment adjusted gross profit	435,106	485,000	495,982
Stock-based compensation expense	(2,628)	(1,997)	(875)
Amortization of acquired technology	(31,542)	(38,343)	(42,290)
Acquisition-related inventory and facilities adjustments	—	—	(2,000)
Gross profit	$400,936	$444,660	$450,817

	Year ended December 31,
Depreciation expense	2022	2021	2020
Segment depreciation expense:
Cloud and Edge	$10,758	$12,269	$12,111
IP Optical Networks	4,537	4,693	5,077
Total depreciation expense	$15,295	$16,962	$17,188

(18) MAJOR CUSTOMERS

The following customers contributed 10% or more of the Company's revenue in at least one of the years ended December 31, 2022, 2021 and 2020:

	Year ended December 31,
	2022	2021	2020
Verizon Communications Inc.	15%	16%	15%

At December 31, 2022, no customer accounted for 10% or more of the Company's accounts receivable balance. At December 31, 2021, one customer accounted for 10% or more of the Company's accounts receivable balance, representing approximately 15% of total accounts receivable. The Company performs ongoing credit evaluations of its customers and generally does not require collateral on accounts receivable. The Company maintains an allowance for doubtful accounts and such losses have historically been within management's expectations.

(19) STOCK-BASED COMPENSATION PLANS

The Company grants stock-based compensation to employees, officers and non-employee directors, as well as consultants and advisors of the Company and its subsidiaries under its Amended and Restated 2019 Incentive Award Plan (the "2019 Plan") which provides for the award of stock options, stock appreciation rights ("SARs"), restricted stock awards ("RSAs"), performance-based stock awards ("PSAs"), restricted stock units ("RSUs"), performance-based stock units ("PSUs") and other stock- or cash-based awards.

At the Company's annual meeting of stockholders held on May 25, 2022, the Company's stockholders approved an amendment to the 2019 Plan to increase the number of shares of the Company's common stock authorized for issuance under

RIBBON COMMUNICATIONS INC.
Notes to Consolidated Financial Statements (Continued)
the 2019 Plan by 10.0 million shares.

Executive Equity Arrangements

Inducement Awards

In connection with his appointment as President and Chief Executive Officer of Ribbon on March 16, 2020, the Company awarded Bruce McClelland sign-on equity grants, comprised of RSUs and a PSU grant with both market and service conditions (the "Inducement PSUs").

Performance-Based Stock Grants

In addition to granting RSAs and RSUs to its executives and certain of its employees, the Company also grants PSUs to certain of its executives and certain other employees. Vesting periods for RSAs, RSUs, and PSUs granted range from one to three years. PSUs granted consist of 60% that have both performance and service conditions (the "Performance PSUs") and 40% that have both market and service conditions (the "Market PSUs"). Each Performance PSU is comprised of three consecutive fiscal year performance periods beginning in the year of grant, with one-third of the Performance PSUs attributable to each fiscal year performance period. The Market PSUs have one three-year performance period, beginning January 1 in the year of grant and ending on December 31, three years thereafter. The number of shares of common stock underlying the PSUs that can be earned will not exceed 200% of the Performance or Market PSUs. Shares subject to PSUs that fail to be earned will be forfeited.

Restricted Stock Units

The activity related to the Company's RSUs for the year ended December 31, 2022 was as follows:

	Shares	Weighted Average Grant Date Fair Value
Unvested balance at January 1, 2022	5,389,611	$6.19
Granted	6,096,248	$3.09
Vested	(3,075,543)	$5.87
Forfeited	(760,569)	$5.05
Unvested balance at December 31, 2022	7,649,747	$3.96

The total grant date fair value of restricted stock underlying RSUs that vested was $18.1 million in the year ended December 31, 2022, $12.5 million in the year ended December 31, 2021 and $11.2 million in the year ended December 31, 2020.

Performance-Based Stock Units

The activity related to the Company's PSUs for the year ended December 31, 2022 was as follows:

	Shares	Weighted Average Grant Date Fair Value
Unvested balance at January 1, 2022	4,987,876	$2.87
Granted	2,228,073	$3.27
Vested	(179,184)	$5.02
Forfeited	(383,262)	$7.82
Unvested balance at December 31, 2022	6,653,503	$2.52

The total grant date fair value of restricted stock underlying PSUs that vested was $0.9 million in the year ended December 31, 2022, $1.7 million in the year ended December 31, 2021 and $1.8 million in the year ended December 31, 2020.

RIBBON COMMUNICATIONS INC.
Notes to Consolidated Financial Statements (Continued)

Stock-Based Compensation

The consolidated statements of operations included stock-based compensation for the years ended December 31, 2022, 2021 and 2020 as follows (in thousands):

	Year ended December 31,
	2022	2021	2020
Product cost of revenue	$471	$313	$174
Service cost of revenue	2,157	1,684	701
Research and development	5,108	4,253	2,968
Sales and marketing	6,074	7,218	4,129
General and administrative	4,897	5,950	5,927
	$18,707	$19,418	$13,899

There was an income tax benefit for employee stock-based compensation expense for the years ended December 31, 2022, 2021 and 2020. At December 31, 2022, there was $23.0 million, net of expected forfeitures, of unrecognized stock-based compensation expense related to unvested RSUs and PSUs. This expense is expected to be recognized over a weighted average period of approximately two years. The Company issues authorized and unissued shares under its equity plans and at December 31, 2022, there were 5,027,305 total shares of common stock reserved for that purpose with 105,495 of those shares authorized only for issuance of shares upon exercise of stock options.

(20) LEASES

The Company has operating and finance leases for corporate offices, research and development facilities, and certain equipment. Operating leases are reported separately in the Company's consolidated balance sheet at December 31, 2022 and 2021. Assets acquired under finance leases are included in Property and equipment, net, in the consolidated balance sheets at December 31, 2022 and 2021.

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

Right-of-use assets and lease liabilities are initially measured based on the present value of the future minimum fixed lease payments (i.e., fixed payments in the lease contract) over the lease term at the commencement date. As the Company's existing leases do not have a readily determinable implicit rate, the Company uses its incremental borrowing rate based on the information available at the commencement date in determining the present value of future minimum fixed lease payments. The Company calculates its incremental borrowing rate to reflect the interest rate that it would have to pay to borrow on a collateralized basis an amount equal to the lease payments in a similar economic environment over a similar term and considers its historical borrowing activities and market data from entities with comparable credit ratings in this determination. The measurement of the right-of-use asset also includes any lease payments made prior to the commencement date (excluding any lease incentives) and initial direct costs incurred. The Company assessed its right-of-use assets for impairment as of December 31, 2022 and 2021 and determined no impairment had occurred.

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

RIBBON COMMUNICATIONS INC.
Notes to Consolidated Financial Statements (Continued)
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

Certain leased facilities are being partially or fully vacated as part of the 2022 Restructuring Plan and for some of those facilities, the Company has no plans to enter into sublease agreements. Accordingly, the Company accelerated the amortization of those lease assets through the planned cease-use date of each facility, resulting in additional amortization expense of $1.6 million in the year ended December 31, 2022. The Company also recorded expense of $1.0 million in the year ended December 31, 2022 for all estimated future variable lease costs related to those facilities.

In connection with the 2020 Restructuring Plan, the Company accelerated amortization totaling $0.8 million in the year ended December 31, 2021 for leased facilities that were vacated in 2021 as part of the consolidation of certain sites following the ECI Acquisition. The Company did not record estimated future variable lease costs in the year ended December 31, 2021 related to the 2020 Restructuring Plan. The Company did not record any accelerated amortization or estimated future variable lease costs in the year ended December 31, 2022 or 2022 related to the 2020 Restructuring Plan.

In connection with the 2019 Restructuring Initiative, certain lease assets related to facilities are being partially or fully vacated as the Company consolidates its facilities. The Company has no plans to enter into sublease agreements for certain facilities. The Company accelerated amortization of $3.4 million and $0.6 million in the years ended December 31, 2021 and 2020, respectively, for leased facilities that were vacated in the respective years. The Company also recorded liabilities aggregating $1.4 million in the year ended December 31, 2021 for all future estimated variable lease costs related to these facilities. The Company did not record liabilities for future estimated variable lease costs in the year ended December 31, 2020. The Company did not accelerate amortization or record liabilities for future estimated variable lease costs in the year ended December 31, 2022.

All incremental accelerated amortization and accrual for all estimated future variable lease costs are included in Restructuring and related expense in the Company's consolidated statements of operations for the years ended December 31, 2022, 2021 and 2020. At December 31, 2022 and 2021, the Company had accruals of $2.0 million and $1.6 million, respectively, for all future anticipated variable lease costs related to these facilities. The Company may incur additional future expense if it is unable to sublease other locations included in the Facilities Initiative. In addition, in the year ended December 31, 2021, this accelerated amortization and provision for future estimated variable lease costs was partially offset by the recognition of $2.1 million of income in conjunction with lease amendments that modified the Company's obligation and rentable square footage at a site in North Carolina.

The Company leases its corporate offices and other facilities under operating leases, which expire at various times through 2032.

The Company's right-of-use lease assets and lease liabilities at December 31, 2022 and 2021 were as follows (in thousands):

		December 31,
	Classification	2022	2021
Assets:
Operating lease assets	Operating lease right-of-use assets	$44,888	$53,147
Finance lease assets*	Property and equipment, net	—	287
Total leased assets		$44,888	$53,434

Liabilities:
Current:
Operating	Operating lease liabilities	$15,416	$17,403
Finance	Accrued expenses and other	—	503
Noncurrent:
Operating	Operating lease liabilities, net of current	46,183	55,196
Finance	Other long-term liabilities	—	64
Total lease liabilities		$61,599	$73,166

RIBBON COMMUNICATIONS INC.
Notes to Consolidated Financial Statements (Continued)

* Finance lease assets were fully depreciated at December 31, 2022 and were recorded net of accumulated depreciation of $1.8 million at December 31, 2021.

The components of lease expense for the years ended December 31, 2022, 2021 and 2020 were as follows (in thousands):

	Year ended December 31,
	2022	2021	2020

Operating lease cost*	$21,121	$21,828	$19,582
Finance lease cost:
Amortization of leased assets	287	695	1,200
Interest on lease liabilities	13	67	173
Short-term lease cost	14,209	13,250	20,687
Variable lease costs (costs excluded from minimum fixed lease payments)**	4,007	4,030	2,713
Sublease income	(1,647)	(1,496)	(1,087)
Net lease cost	$37,990	$38,374	$43,268

* Operating lease costs for the years ended December 31, 2022, 2021 and 2020 include $1.6 million, $3.4 million, and $0.6 million, respectively, of accelerated amortization for certain assets partially or fully vacated with no intent or ability to sublease. Operating lease cost for the year ended December 31, 2021 also includes $2.1 million of income related to a lease modification for one of these assets.
** Variable lease costs for the years ended December 31, 2022 and 2021 included accruals of $1.0 million and $1.4 million, respectively, for all future estimated variable expenses related to certain assets partially or fully vacated with no intent or ability to sublease. No such variable costs were accrued in the year ended December 31, 2020.

Cash flow information related to the Company's leases for the years ended December 31, 2022 and 2021 was as follows (in thousands):

	Year ended December 31,
	2022	2021	2020
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$20,363	$22,365	19,161
Operating cash flows from finance leases	$13	$67	173
Financing cash flows from finance leases	$595	$903	1,279

Other information related to the Company's leases as of December 31, 2022 and 2021 was as follows (in thousands):

	December 31,
	2022	2021
Weighted average remaining lease term (years):
Operating leases	5.90	6.25
Finance leases	—	1.00
Weighted average discount rate:
Operating leases	5.79%	5.61%
Finance leases	—	4.15%

Future minimum fixed lease payments under noncancelable leases at December 31, 2022 were as follows (in thousands):

RIBBON COMMUNICATIONS INC.
Notes to Consolidated Financial Statements (Continued)

	December 31, 2022
	Operating	Finance
	leases	leases
2023	$18,384	$—
2024	15,380	—
2025	8,249	—
2026	7,110	—
2027	6,429	—
2028 and beyond	18,210	—
Total lease payments	73,762	—
Less: interest	(12,163)	—
Present value of lease liabilities	$61,599	$—

(21) EMPLOYEE DEFINED CONTRIBUTION PLANS

The Company offers 401(k) savings plans to eligible employees. The Company matches 50% of each employee's contributions to the 401(k) program up to 4% of the employee's eligible earnings, for a maximum match of 2% of eligible earnings.

The Company recorded expense related to its employee defined contribution plans aggregating $3.3 million, $3.5 million and $3.4 million in the years ended December 31, 2022, 2021 and 2020, respectively.

(22) NON-U.S. EMPLOYEE DEFINED BENEFIT PLANS

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

In the year ended December 31, 2020, the Company assumed ECI's defined benefit plans in connection with the ECI Acquisition. These plans exist in several international locations where severance pay is either required by law for voluntary or involuntary terminations or upon reaching a statutory retirement age. The Company adopted ECI's policy to fund notional accounts each month in the name of each employee to satisfy not only the severance amounts required by the applicable laws and regulations in certain countries, but also to satisfy severance for other types of terminations not necessarily required by law, but paid in accordance with company policy. Benefits funded and paid under these plans are based upon years of service and the employees' current compensation. At the ECI Acquisition Date, ECI accounted for these plans under the shutdown approach allowed under ASC 715, Compensation - Retirement Benefits (Topic 715) ("ASC 715"). Beginning December 31, 2020, in order to be consistent with the accounting methodology utilized for Ribbon's other defined benefit plans, the Company began to account for the ECI assumed plans using the actuarial cost approach, which is also allowed under ASC 715 for these types of plans. The range of assumptions that are utilized for these plans reflects the different economic environments within each country where such severance indemnities are required.

The Company expanded its actuarial valuation of defined benefit plans beginning with the year ended December 31, 2021 to include the severance plan for employees in India that are unaffiliated with the 2020 acquisition of ECI, thereby increasing the projected benefit obligation by $1.5 million as of December 31, 2021. In addition, the Company aligned the benefits for all employees in India in the year 2021 for consistency, including those employees assumed in the ECI Acquisition in 2020. This benefit alignment was considered a plan amendment for those former ECI employees, resulting in the establishment of a $(3.8) million prior service credit in the year ended December 31, 2021.

In 2020, regulatory changes occurred in the Netherlands that changed the Company's defined benefit pension plan there from a participating plan to a non-participating plan. This plan amendment triggered settlement accounting, resulting in a gain

RIBBON COMMUNICATIONS INC.
Notes to Consolidated Financial Statements (Continued)
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

A reconciliation of the changes in the benefit obligations and fair value of the assets of the defined benefit plans for the years ended December 31, 2022 and 2021, the funded status of the plans, and the amounts recognized in the consolidated balance sheets as of December 31, 2022 and 2021 were as follows (in thousands):

	Year ended December 31,
	2022	2021
Changes in projected benefit obligations:
Projected benefit obligation, beginning of year	$26,938	$25,067
Service cost	1,355	1,321
Interest cost	563	523
Participant contributions	—	—
Plan amendments	—	(3,801)
Net actuarial (gain) loss on obligation	(5,604)	4,868
Settlement	(1,063)	—
Benefits and expenses paid	(932)	(1,040)
Projected benefit obligation, end of year	$21,257	$26,938

Changes in plan assets:
Fair value of plan assets, beginning of year	$15,303	$14,350
Actual return on plan assets	(672)	981
Employer contributions	1,954	989
Participant contributions	39	23
Benefits paid	(1,995)	(1,040)
Fair value of plan assets, end of year	$14,629	$15,303

Funded status at end of year	$(6,628)	$(11,635)

Amounts recognized in accumulated other comprehensive income consist of:
Prior service (credit) cost	$(3,481)	$(3,801)
Net actuarial (gain) loss	(1,704)	4,045
	$(5,185)	$244

Amounts recognized in the consolidated balance sheets consist of:
Other assets (non-current pension asset)	$552	$—
Accrued expenses and other (current pension liability)	(803)	(461)
Other long-term liabilities (non-current pension liability)	(6,377)	(11,174)
Net amount recognized	$(6,628)	$(11,635)

The decrease in the underfunded status of the Company's defined benefit plans at December 31, 2022 compared to December 31, 2021 was primarily the result of the increase in the discount rates in the various countries, partially offset by continued benefit accruals. The source of the projected benefit obligation ("PBO") actuarial (gain) loss differed in each country. However, in aggregate, the effect of discount rate changes in 2022 represented the most significant contributor to the PBO actuarial (gain) loss.

RIBBON COMMUNICATIONS INC.
Notes to Consolidated Financial Statements (Continued)
Plans with underfunded or non-funded accumulated benefit obligations at December 31, 2022 and 2021 were as follows (in thousands):

	December 31,
	2022	2021
Aggregate projected benefit obligation	$9,450	$26,938
Aggregate accumulated benefit obligation	$7,418	$20,695
Aggregate fair value of plan assets	$2,270	$15,303

Plans with overfunded accumulated benefit obligations at December 31, 2022 and 2021 were as follows (in thousands):

	December 31,
	2022	2021
Aggregate projected benefit obligation	$11,807	$—
Aggregate accumulated benefit obligation	$9,547	$—
Aggregate fair value of plan assets	$12,359	$—

Net periodic benefit costs for the years ended December 31, 2022, 2021 and 2020 were as follows (in thousands):

	Year ended December 31,
	2022	2021	2020
Service cost	$1,355	$1,321	$1,459
Interest cost	563	523	46
Expected return on plan assets	(266)	(314)	(343)
Plan asset expenses	—	—	—
Settlement charge (credit)	808	—	(1,557)
Amortization of prior service cost	(320)	—	—
Amortization of net loss	275	81	20
Net periodic benefit costs	$2,415	$1,611	$(375)

Expected benefit payments for the next ten years are as follows (in thousands):

Years ending December 31,
2023	$2,863
2024	1,314
2025	1,562
2026	1,315
2027	1,584
2028 to 2032	11,326
$19,964

The changes in plan assets and benefit obligations recognized in other comprehensive income (loss) before tax for the years ended December 31, 2022, 2021 and 2020 were as follows (in thousands):

	Year ended December 31,
	2022	2021	2020
Net (gain) loss	$(4,666)	$4,201	$(503)
Prior service (credit) cost	—	(3,801)	—
Amortization of net gain (loss)	(275)	(81)	(20)
Amortization of prior service credit (cost)	320	—	—
Settlement (charge) credit	(808)	—	(1,557)
Total recognized in other comprehensive income (loss)	$(5,429)	$319	$(2,080)

The Company defers all actuarial gains and losses resulting from variances between actual results and economic estimates or actuarial assumptions. The unrecognized actuarial gains and losses are recorded as unrealized pension actuarial gains (losses) in the Company's consolidated balance sheets as a component of Accumulated other comprehensive income (loss).

RIBBON COMMUNICATIONS INC.
Notes to Consolidated Financial Statements (Continued)
These unrecognized gains and losses are amortized as a component of net periodic benefit cost when the net gains and losses exceed 10% of the greater of the market value of plan assets or the projected benefit obligation at the beginning of the year.

The principal weighted average assumptions used to determine the benefit obligation at December 31, 2022 and 2021 were as follows:

	December 31,
	2022	2021
Discount rate	4.74%	2.24%
Rate of compensation increase	4.02%	3.90%

The principal weighted average assumptions used to determine net period benefit cost for the years ended December 31, 2022, 2021 and 2020 were as follows:

	Year ended December 31,
	2022	2021	2020
Discount rate	2.24%	2.16%	0.68%
Expected long-term return on plan assets	1.79%	2.06%	0.21%
Rate of compensation increase	3.90%	2.41%	2.88%

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

The Company's plans in both the Netherlands and Switzerland are funded through insurance contracts, which have historically provided guaranteed interest credit. The fair value of these contracts is derived from the insurance companies' assessment of the minimum value of the benefits provided by the insurance contracts. The methodology used to value these plan assets has always assumed that the value of the plan assets equals the guaranteed insured benefits. For consistency, the same discount rate used in the valuation of the benefit obligations is used to place a value on the plan assets. The assets are assumed to grow each year in line with the discount rate, and therefore, the expected return on the assets is set equal to the discount rate. The fair value of the plan assets in Switzerland was $2.3 million at December 31, 2022 and $1.7 million at December 31, 2021. Due to the plan amendment in 2020 that changed the benefit structure of the Netherlands plan, the Company no longer has any obligation related to this plan beyond the payment of insurance premiums. Therefore, there is no projected benefit obligation and no plan assets in the Netherlands as of December 31, 2022, 2021 or 2020. The Company classifies the fair value of its plan assets as Level 2 in the fair value hierarchy as discussed in Note 6.

During the years ended December 31, 2022 and 2021, employees in Switzerland made contributions to their pension plan aggregating $39,000 and $23,000, respectively. Employee contributions to this plan are based on a fixed 5% of the relevant pensionable earnings. The Company funds this plan by contributing at least the minimum amount required by applicable regulations and as recommended by an independent actuary.

During the years ended December 31, 2022, 2021 and 2020, the Company contributed $2.0 million, $1.0 million and $0.8 million, respectively, to all of its pension plans. The Company expects to contribute $1.5 million to all of its defined benefit plans in 2023.

RIBBON COMMUNICATIONS INC.
Notes to Consolidated Financial Statements (Continued)
(23) INCOME TAXES

The components of (loss) income from continuing operations before income taxes consisted of the following (in thousands):

	Year ended December 31,
	2022	2021	2020
(Loss) income before income taxes:
United States	$(84,784)	$(29,985)	$123,817
Foreign	(27,815)	(178,158)	(30,500)
	$(112,599)	$(208,143)	$93,317

The (benefit) provision for income taxes from continuing operations consisted of the following (in thousands):

	Year ended December 31,
	2022	2021	2020
(Benefit) provision for income taxes:
Current:
Federal	$(3,582)	$5,033	$677
State	2,573	1,836	1,310
Foreign	4,744	7,661	7,355
Total current	3,735	14,530	9,342
Deferred:
Federal	(10,333)	(38,027)	1,957
State	(4,045)	97	(15)
Foreign	(3,873)	(7,558)	(6,558)
Total deferred	(18,251)	(45,488)	(4,616)
Total	$(14,516)	$(30,958)	$4,726

A reconciliation of the Company's effective tax rate for continuing operations to the U.S. statutory federal rate is as follows:

	Year ended December 31,
	2022	2021	2020
U.S. statutory income tax rate	21.0%	21.0%	21.0%
State income taxes, net of federal benefit	1.8	(0.7)	1.1
Foreign income taxes	(1.4)	0.5	0.2
Stock-based compensation	(2.4)	(0.1)	1.0
Tax credits	2.2	1.6	(2.8)
Uncertain tax positions	1.3	0.5	0.5
Valuation allowance	(3.8)	2.5	(20.3)
Non-deductible goodwill impairment	—	(11.7)	—
Other permanent adjustments	(2.6)	0.9	1.8
Permanent foreign exchange adjustments	(1.4)	0.5	1.8
Other, net	(1.8)	(0.1)	0.8
Effective income tax rate	12.9%	14.9%	5.1%

RIBBON COMMUNICATIONS INC.
Notes to Consolidated Financial Statements (Continued)
The following is a summary of the significant components of deferred income tax assets and liabilities (in thousands):

	December 31,
	2022	2021
Assets:
Net operating loss carryforwards	$413,773	$437,669
Capital loss carryforwards	99,505	79,716
Tax credit carryforwards	28,902	23,450
Capitalized research and development expenses	40,668	18,106
Deferred revenue	3,510	3,472
Accrued expenses	9,068	7,505
Inventory	2,820	3,102
Stock-based compensation	1,709	1,689
Fixed assets	2,506	2,710
Lease liabilities	12,829	15,250
Mark-to-market investments	—	1,714
Other temporary differences	1,324	3,839
	616,614	598,222
Valuation allowance	(488,550)	(471,515)
Total deferred tax assets	128,064	126,707
Liabilities:
Intangible assets	(55,037)	(65,647)
Operating lease right-of-use assets	(8,519)	(10,370)
Interest rate swap	(6,168)	—
Unremitted foreign income	(8,441)	(11,519)
Total deferred tax liabilities	(78,165)	(87,536)
Total net deferred tax assets	$49,899	$39,171

The deferred tax assets and liabilities based on tax jurisdictions are presented in the Company's consolidated balance sheets as follows:

	December 31,
	2022	2021
Deferred income taxes - net noncurrent assets	$53,649	$47,287
Deferred income taxes - net noncurrent liabilities	(3,750)	(8,116)
	$49,899	$39,171

At December 31, 2022, the Company had U.S. federal net operating losses ("NOLs") of $152.5 million. The Company also had U.S. state NOLs of $18.8 million. In addition, the Company had $1.6 billion of Israel NOLs through the ECI Acquisition. The U.S. federal NOL carryforwards expire between 2023 and 2037. The U.S. state NOLs begin to expire in 2023, and the Company also has indefinite-lived state NOLs. The Israel NOLs do not expire.

The Company also has available federal, state and foreign income tax credit carryforwards of $28.9 million. The federal foreign tax credit carryforwards expire between 2030 and 2032. The state tax credits, which are primarily research and development credits, begin to expire in 2023, while others can be carried forward until exhausted. The foreign income tax credits expire in various periods.

The Company has provided for income taxes on the undistributed earnings of its non-U.S. subsidiaries as of December 31, 2022, excluding Ireland and Israel. These subsidiaries, excluding Ireland and Israel, are cost-plus or limited risk distributors that are not anticipated to need to use excess funds locally. Accordingly, the Company is required to recognize and record deferred taxes in 2022. The deferred taxes, which are primarily future withholding taxes, are recorded on the entire outside basis differences related to the foreign subsidiaries, the largest of these differences being undistributed earnings. Undistributed profits of Ireland and Israel, as well as other outside basis differences in foreign subsidiaries, were indefinitely reinvested in foreign operations. Quantification of the deferred tax liability, if any, associated with indefinitely reinvested earnings and outside basis differences was not practicable.

RIBBON COMMUNICATIONS INC.
Notes to Consolidated Financial Statements (Continued)
Under the provisions of the Internal Revenue Code, the net operating losses and tax credit carryforwards are subject to review and possible adjustment by the Internal Revenue Service. Net operating losses and tax credit carryforwards may become subject to an annual limitation in the event of certain cumulative changes in the ownership of significant shareholders over a three-year period in excess of 50%, as defined under sections 382 and 383 of the Internal Revenue Code, as well as similar state provisions. As a result of the Sonus and GENBAND merger in 2017, the Company has $112.3 million of U.S. federal net operating loss carryforwards remaining as of December 31, 2022 with an annual section 382 limitation of $9.7 million. The Company believes these NOLs are fully realizable. As a result of the ECI Acquisition, the Company has $41.9 million of U.S. federal NOLs remaining as of December 31, 2022 with an annual section 382 limitation of $1.1 million. The Company does not believe all of these NOLs are realizable and, therefore, have recorded a partial valuation allowance against these NOLs.

The Company performed an analysis to determine if, based on all available evidence, it considered it more likely than not that some portion or all of the recorded deferred tax assets will not be realized in a future period. Accordingly, the Company has recorded a valuation allowance against its U.S. deferred tax assets of $25.5 million at December 31, 2022 and $30.5 million at December 31, 2021. The Company also maintains a valuation allowance against certain of its foreign deferred tax assets, predominantly Israel, amounting to approximately $463 million at December 31, 2022 and $441 million at December 31, 2021. The deferred tax assets recognized with no valuation allowance at December 31, 2022 and 2021 primarily relate to other foreign subsidiaries where recoverability is concluded to be more likely than not based on the Company's cost-plus compensation policy, as well as NOLs and tax credits in the U.S. that are expected to be utilized prior to expiration.

A reconciliation of the Company's unrecognized tax benefits is as follows (in thousands):

	Year ended December 31,
	2022	2021	2020
Unrecognized tax benefits at January 1	$17,813	$14,054	$2,932
Increases related to current year tax positions	156	4,017	485
Increases related to prior period tax positions	40	3,168	11,209
Decreases related to the lapse of the applicable statute of limitations	(560)	(3,087)	(122)
Decreases related to prior period tax positions	$(5,448)	$(339)	$(450)
Unrecognized tax benefits at December 31	$12,001	$17,813	$14,054

The Company accounts for interest and penalties related to uncertain tax positions as part of its provision for income taxes. The Company had $14.9 million, $21.0 million and $15.3 million of unrecognized tax benefits, including penalties and interest, at December 31, 2022, 2021 and 2020, respectively. Of these amounts, $11.2 million, $12.7 million and $13.9 million represent the amount of unrecognized tax benefits that, if recognized, would impact the effective income tax rate for the years ended December 31, 2022, 2021 and 2020, respectively. The Company recorded income tax expense (benefit) for potential penalties and interest of $(0.3) million, $1.9 million and $0.5 million for the years ended December 31, 2022, 2021 and 2020, respectively. The Company had $2.9 million and $3.2 million accrued in Other long-term liabilities for penalties and interest at December 31, 2022 and 2021, respectively. The Company believes that it is reasonably possible that $(0.6) million in tax positions related to its unrecognized tax benefits will be recognized within the next twelve months.

The Company and its subsidiaries file income tax returns in the U.S. federal jurisdiction as well as various state and foreign jurisdictions. Generally, the tax years 2018 through 2021 remain open to examination by the major taxing jurisdictions in which the Company operates. The Company's federal and state NOLs generated prior to 2018 could be adjusted on examination even though the year in which the loss was generated is otherwise closed by the statute of limitations.

As of December 31, 2022, the Company had ongoing income tax audits in certain foreign countries. Management believes that an adequate provision has been recorded for any adjustments that may result from tax examinations.

Under the Tax Cuts and Jobs Act of 2017, research and development costs are no longer fully deductible and are required to be capitalized and amortized for U.S. tax purposes effective January 1, 2022. The mandatory capitalization requirement increases our deferred tax assets and cash tax liabilities.

RIBBON COMMUNICATIONS INC.
Notes to Consolidated Financial Statements (Continued)
On August 16, 2022, Congress passed the Inflation Reduction Act of 2022 which introduced the 15% corporate alternative minimum tax on book income and a 1% excise tax on stock repurchases which are both effective January 1, 2023. We do not currently anticipate these new laws to have a material effect on the Company's financial position in the near term.

A change in tax laws is one of many factors that impact the Company’s effective tax rate. The U.S. and other jurisdictions where the Company does business have had an extended focus on issues related to the taxation of multinational corporations. As a result, the tax laws in the U.S. and other countries in which the Company does business could change, and any such changes could adversely impact our effective tax rate, financial condition and results of operations. The Organization for Economic Co-operation and Development ("OECD"), an international association of 38 countries including the United States, has proposed changes to numerous long-standing tax principles (e.g. Pillar 1 and Pillar 2). These proposals, if finalized and adopted by the associated countries, will likely increase tax uncertainty and may adversely affect our provision for income taxes.

(24) RELATED PARTIES

The Company recognized revenue in the years ended December 31, 2022, 2021 and 2020 of $6.6 million, $4.5 million and $3.3 million, respectively, from its largest shareholder. Additionally, as discussed in Note 2, certain related party shareholders participated in the Equity Offering on August 12, 2022.

(25) COMMITMENTS AND CONTINGENCIES

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

Contingencies

Liabilities for Royalty Payments to the IIA

Prior to the ECI Acquisition, ECI had received research and development grants from the IIA. The Company assumed

RIBBON COMMUNICATIONS INC.
Notes to Consolidated Financial Statements (Continued)
ECI's contract with the IIA, which requires the Company to pay royalties to the IIA on proceeds from the sale of products which the Israeli government has supported by way of research and development grants. The royalties for grants prior to 2017 were calculated at the rates of 1.3% to 5.0% of the aggregated proceeds from the sale of such products developed at certain of the Company's R&D centers, up to an amount not exceeding 100% of such grants plus interest at LIBOR. Effective for grants approved in 2017 and thereafter, interest was calculated at the higher of LIBOR plus 1.5% to 2.75%. At December 31, 2022, the Company's maximum possible future royalties commitment, including $3.8 million of unpaid royalties accrued at December 31, 2022, was $28.4 million, including interest of $1.4 million, based on estimates of future product sales, grants received from the IIA and not yet repaid, and management's estimation of products still to be sold.

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

After the Miller Complaint was filed, several parties filed and briefed motions seeking to be selected by the Massachusetts District Court to serve as a Lead Plaintiff in the action. On June 21, 2019, the Massachusetts District Court appointed a group as Lead Plaintiffs and the Lead Plaintiffs filed an amended complaint on July 19, 2019. On August 30, 2019, the Defendants filed a motion to dismiss the Miller Complaint and, on October 4, 2019, the Lead Plaintiffs filed an opposition to the motion to dismiss. There was an oral argument on the motion to dismiss on February 12, 2020, and on October 20, 2022 the court denied the motion to dismiss. Discovery and class certification determination are on-going.

Charter Complaints. On September 19, 2022, Charter Communications Operating, LLC (“Charter”) filed two complaints against two of the Company’s subsidiaries (Sonus Networks, Inc. and Ribbon Communications Operating Company, Inc.) alleging breach of contract with respect to indemnification obligations purportedly owed to Charter in connection with Charter’s legal dispute with Sprint Communications Company L.P., which was settled by Charter in March 2022. One complaint was filed in the Supreme Court of the State of New York, New York County; the other was filed by Charter as well as co-Plaintiffs Charter Communications Holding Company, LLC and Bright House Networks, LLC, in the Superior Court of the State of Delaware in and for New Castle County. In both suits, Charter is seeking monetary damages. The Company filed its answer in the New York Case on December 7, 2022 and in the Delaware case on January 9, 2023. Discovery is on-going and the court in the Delaware case has set a preliminary trial date of January 2025.

In addition, the Company is often a party to disputes and legal proceedings that it considers routine and incidental to its business. Management does not expect the results of any of these actions to have a material effect on the Company's business or consolidated financial statements.

(26) SUBSEQUENT EVENTS

2023 Restructuring

On February 22, 2023, the Company's Board of Directors approved a strategic restructuring program (the "2023 Restructuring Plan") to streamline the Company's operations in order to support the Company's investment in critical growth areas. The 2023 Restructuring Plan is expected to include, among other things, charges related to a consolidation of facilities and a workforce reduction. Any potential positions eliminated in countries outside the United States will be subject to local law and consultation requirements.

The Company currently expects to record approximately $10 million of restructuring and related expense associated with the 2023 Restructuring Plan, almost entirely related to employee severance arrangements. The Company expects the 2023 Restructuring Plan will be substantially completed in 2023.

RIBBON COMMUNICATIONS INC.
Notes to Consolidated Financial Statements (Continued)
Issuance of Preferred Stock and Warrants, Sale of Interest Rate Swap, and Amendment of the 2020 Credit Facility

On March 28, 2023, the Company issued 55,000 shares of newly designated Series A Preferred Stock (the "Preferred Stock") to investors in a private placement offering at a price of $970 per share, along with 4.9 million warrants to purchase shares of the Company's common stock, par value $0.0001 per share (the "Private Placement"). The proceeds from the Private Placement were approximately $53.4 million, including approximately $10 million from existing related party shareholders.

On March 24, 2023, the Company sold $170 million of its $340 million notional amount interest rate swap back to its counterparty for $9.4 million, reducing the notional amount to $170 million. On March 27, 2023, the Company sold the remaining $170 million of its interest rate swap back to its counterparty for $9.8 million.

On March 24, 2023, the Company also entered into an amendment to its 2020 Credit Facility (the “Sixth Amendment”) effective March 30, 2023. The Sixth Amendment, among other things, increased the Maximum Consolidated Net Leverage Ratio (as defined in the 2020 Credit Facility), with the first, second and third quarters of 2023 increasing to 4.50:1.00. In the fourth quarter of 2023 and the first quarter of 2024, the Maximum Consolidated Net Leverage Ratio allowed then declines to 4.25:1.00 and 4.00:1.00, respectively. In all subsequent quarters, the Maximum Consolidated Senior Net Leverage Ratio will be fixed at 3.00:1.00 and the Maximum Consolidated Net Leverage Ratio will be fixed at 4.00:1.00. Also, the Sixth Amendment reduced the minimum Consolidated Fixed Charge Coverage Ratio (as defined in the 2020 Credit Facility) to 1.10:1.00 through the first quarter of 2024 and in all subsequent quarters the ratio will be fixed at 1.25:1.00. The Sixth Amendment reduced the maximum borrowings allowed under the 2020 Revolving Credit Facility from $100 million to $75 million. In addition, the Sixth Amendment replaced LIBOR with the Secured Overnight Financing Rate, or SOFR, as the alternative rate that may be used by the Company for calculating interest owed under the 2020 Credit Facility. In conjunction with the Sixth Amendment, the Company made a $75 million prepayment that was applied to the final payment due on the maturity date. The prepayment was almost entirely funded with the net proceeds from the Private Placement and the sales of our interest rate swap.

(27) QUARTERLY RESULTS (UNAUDITED)

The following tables present the Company's quarterly operating results for the years ended December 31, 2022 and 2021. The information for each of these quarters is unaudited and has been prepared on the same basis as the audited consolidated financial statements. In the opinion of management, all necessary adjustments, consisting only of normal recurring adjustments, have been included to present fairly the unaudited consolidated quarterly results when read in conjunction with the Company's audited consolidated financial statements and related notes.

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(In thousands, except per share data)
Year ended December 31, 2022
Revenue	$173,198	$205,796	$207,127	$233,639
Cost of revenue	95,143	101,246	102,809	119,626
Gross profit	$78,055	$104,550	$104,318	$114,013
(Loss) income from operations	$(39,054)	$(7,239)	$(3,296)	$1,265
Net (loss) income	$(69,975)	$(30,180)	$(18,416)	$20,488
(Loss) earnings per share (2):
Basic	$(0.47)	$(0.20)	$(0.12)	$0.12
Diluted	$(0.47)	$(0.20)	$(0.12)	$0.12
Shares used in computing (loss) earnings per share:
Basic	149,167	150,190	158,921	168,163
Diluted	149,167	150,190	158,921	172,213

RIBBON COMMUNICATIONS INC.
Notes to Consolidated Financial Statements (Continued)

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(In thousands, except per share data)
Year ended December 31, 2021
Revenue	$192,772	$211,210	$210,398	$230,577
Cost of revenue (1)	92,286	92,483	99,744	115,784
Gross profit (1)	$100,486	$118,727	$110,654	$114,793
Loss (income) from operations	$(12,604)	$12,952	$1,992	$(120,136)
Net (loss) income	$(44,687)	$23,241	$(59,431)	$(96,308)
Loss (earnings) per share (2):
Basic	$(0.31)	$0.16	$(0.40)	$(0.65)
Diluted	$(0.31)	$0.15	$(0.40)	$(0.65)
Shares used in computing loss (earnings) per share:
Basic	145,936	147,467	148,184	148,675
Diluted	145,936	154,160	148,184	148,675
__________________________________

(1)Reflects the increases to Cost of revenue arising from the reclassification of amortization of acquired technology from amortization of acquired intangible assets within operating expenses in 2021 of $10.1 million in the first quarter, $9.7 million in the second quarter and $9.7 million in the third quarter. See Note 2 for a discussion of the reclassification.
(2)(Loss) earnings per share is calculated independently for each of the quarters presented; accordingly, the sum of the quarterly (loss) earnings per share amounts may not equal the total calculated for the year.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our principal executive officers and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")), as of the end of the period covered by this Annual Report on Form 10-K. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods required by the Securities and Exchange Commission and that such information is accumulated and communicated to our management, including our principal executive officers and principal financial officer as appropriate, to allow timely decisions regarding required disclosure. Based on this evaluation, our principal executive officers and principal financial officer concluded that our disclosure controls and procedures were effective as of December 31, 2022.

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

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2022. In making its assessment of internal control over financial reporting, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control—Integrated Framework (2013). Based on this assessment, management concluded that, as of December 31, 2022, our internal control over financial reporting was effective.

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

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting during the fiscal quarter ended December 31, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors of Ribbon Communications Inc.

Opinion on Internal Control over Financial Reporting

We have audited the internal control over financial reporting of Ribbon Communications, Inc. and subsidiaries (the “Company”) as of December 31, 2022, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended December 31, 2022 , of the Company and our report dated March 31, 2023, expressed an unqualified opinion on those financial statements.

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
March 31, 2023

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

The information required by this Item 10 is included in our definitive Proxy Statement with respect to our 2023 Annual Meeting of Stockholders to be filed with the SEC not later than 120 days after the end of the fiscal year ended December 31, 2022 and is incorporated herein by reference.

Item 11. Executive Compensation

The information required by this Item 11 is included in our definitive Proxy Statement with respect to our 2023 Annual Meeting of Stockholders to be filed with the SEC not later than 120 days after the end of the fiscal year ended December 31, 2022 and is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this Item 12 is included in our definitive Proxy Statement with respect to our 2023 Annual Meeting of Stockholders to be filed with the SEC not later than 120 days after the end of the fiscal year ended December 31, 2022 and is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information required by this Item 13 is included in our definitive Proxy Statement with respect to our 2023 Annual Meeting of Stockholders to be filed with the SEC not later than 120 days after the end of the fiscal year ended December 31, 2022 and is incorporated herein by reference.

Item 14. Principal Accounting Fees and Services

The information required by this Item 14 will be included in our definitive Proxy Statement with respect to our 2023 Annual Meeting of Stockholders to be filed with the SEC not later than 120 days after the end of the fiscal year ended December 31, 2022 and is incorporated herein by reference.

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

2.2	**
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

3.3		Certificate of Designation of Series A Preferred Stock (incorporated by reference to Exhibit 3.1 to the Registrant's Current Report on Form 8-K, filed March 30, 2023 with the SEC).
3.4		Amended and Restated By-Laws of the Registrant (incorporated by reference to Exhibit 3.3 to the Registrant's Annual Report on Form 10-K, filed March 8, 2018 with the SEC).
4.1		Description of Capital Stock (incorporated by reference to Registrant's Registration Statement filed on Form S-3, filed September 14, 2022 with the SEC).
4.2		Form of Warrant (incorporated by reference to Exhibit 4.1 to the Registrant's Current Report on Form 8-K, filed March 30, 2023 with the SEC).
10.1
First Amended and Restated Stockholders Agreement, dated as of March 3, 2020, by and among the Registrant, JPMC Heritage Parent LLC, Heritage PE (OEP)Heritage Parent LLC, Heritage PE (OEP) III, L.P. and ECI Holding (Hungary) Kft (incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K, filed March 3, 2020 with the SEC).

10.2	+	Form of Indemnity Agreement for Officers and Directors (incorporated by reference to Exhibit 10.5 to the registrant's Annual Report on Form 10-K, filed March 8, 2018 with the SEC).
10.3	+	Amended and Restated 2000 Employee Stock Purchase Plan, (incorporated by reference to Exhibit 10.1 to the Registrant's Quarterly Report on Form 10-Q, filed October 31, 2018 with the SEC).
10.4	+	Senior Management Cash Incentive Plan, dated October 27, 2017 (incorporated by reference to Exhibit 10.7 to the Registrant's Annual Report on Form 10-K, filed March 8, 2018 with the SEC).
10.5	+	Amended and Restated Stock Incentive Plan of the Registrant (incorporated by reference to Exhibit 99.3 to the Registrant's Registration Statement on Form S-8, filed with the SEC on October 31, 2017).
10.6	+
Form of Nonstatutory Stock Option Award Agreement Granted under the Amended and Restated Stock Incentive Plan (incorporated by reference to Exhibit 10.2 to Sonus, Inc.'s Quarterly Report on Form 10-Q filed July 29, 2016 with the SEC).

10.7	+
Form of Restricted Stock Award Agreement Granted under the Amended and Restated Stock Incentive Plan (incorporated by reference to Exhibit 10.3 to Sonus, Inc.'s Quarterly Report on Form 10-Q, filed July 29, 2016 with the SEC).

10.8	+
Form of Restricted Stock Unit Award Agreement (Performance-Based Vesting) for Awards Granted under the Amended and Restated Stock Incentive Plan (incorporated by reference to Exhibit 10.4 to Sonus, Inc.'s Quarterly Report on Form 10-Q, filed July 29, 2016 with the SEC).

10.9	+
Form of Restricted Stock Unit Award Agreement (Time-Based Vesting) for Awards Granted under the Amended and Restated Stock Incentive Plan (incorporated by reference to Exhibit 10.3 to the Registrant's Quarterly Report on Form 10-Q, filed August 1, 2018 with the SEC).

10.10	+
Edgewater Networks, Inc. Amended and Restated 2002 Stock Option Plan, effective as of April 8, 2010 (incorporated by reference to Exhibit 99.1 to the Registrant's Registration Statement on Form S-8, filed August 6, 2018 with the SEC).

10.11	+
Amendment to the Edgewater Networks, Inc. Amended and Restated 2002 Stock Option Plan, dated December 7, 2016 (incorporated by reference to Exhibit 99.2 to the Registrant's Registration Statement on Form S-8, filed August 6, 2018 with the SEC).

10.12
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

10.13
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

10.14
First Amendment to Credit Agreement, dated August 18, 2020, among Ribbon Communications Operating Company, Inc., as the borrower and Citizens Bank, N.A., as administrative agent (incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K, filed August 24, 2020 with the SEC).

10.15
Second Amendment to Credit Agreement and Consent, dated December 1, 2020, among Ribbon Communications Operating Company, Inc., as the borrower and Citizens Bank, N.A., as administrative agent (incorporated by reference to Exhibit 10.23 to the Registrant's Annual Report on Form 10-K, filed February 26, 2021 with the SEC).

10.16
Third Amendment to Credit Agreement, dated March 3, 2021, among Ribbon Communications Operating Company, Inc., as the borrower, the guarantors party thereto, the financial institutions party thereto as lenders, and Citizens Bank, N.A., as administrative agent (incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K, filed March 4, 2021 with the SEC).

10.17
Fourth Amendment to Credit Agreement, dated March 11, 2022, among Ribbon Communications Operating Company, Inc., as the borrower, the guarantors party thereto, the financial institutions party thereto as lenders, and Citizens Bank, N.A., as administrative agent (incorporated by reference to Exhibit 10.45 to the Registrant's Annual Report on Form 10-K, filed March 11, 2022 with the SEC).

10.18
Fifth Amendment to Credit Agreement, dated June 30, 2022, among Ribbon Communications Operating Company, Inc., as the borrower, the guarantors party thereto, the financial institutions party thereto as lenders, and Citizens Bank, N.A., as administrative agent (incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K, filed July 5, 2022 with the SEC).

10.19
Sixth Amendment to Credit Agreement, dated March 24, 2023, among Ribbon Communications Operating Company, Inc., as the borrower, the guarantors party thereto, the financial institutions party thereto as lenders, and Citizens Bank, N.A., as administrative agent (incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K, filed March 30, 2023 with the SEC).

10.20	+
Form of Non-Statutory Stock Option Award Agreement under the 2019 Incentive Award Plan (incorporated by reference to Exhibit 10.1 to the Registrant's Quarterly Report on Form 10-Q, filed October 31, 2019 with the SEC).

10.21	+
Form of Restricted Stock Award Agreement under the 2019 Incentive Award Plan (incorporated by reference to Exhibit 10.2 to the Registrant's Quarterly Report on Form 10-Q, filed October 31, 2019 with the SEC).

10.22	+
Form of Restricted Stock Unit Award Agreement (Time-Based Vesting) under the 2019 Incentive Award Plan (incorporated by reference to Exhibit 10.3 to the Registrant's Quarterly Report on Form 10-Q, filed October 31, 2019 with the SEC).

10.23	+
Form of Restricted Stock Unit Award Agreement (Performance-Based Vesting) under the 2019 Incentive Award Plan (incorporated by reference to Exhibit 10.4 to the Registrant's Quarterly Report on Form 10-Q, filed October 31, 2019 with the SEC).

10.24	+
Letter Agreement, dated as of February 18, 2020, among Ribbon Communications Inc., Sonus Networks, Inc. d/b/a Ribbon Communications Operating Company, Inc. and Bruce McClelland (incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K, filed February 19, 2020 with the SEC.

10.25	+
Severance Agreement, dated February 18, 2020, among Ribbon Communications Inc., Sonus Networks, Inc. d/b/a Ribbon Communications Operating Company, Inc. and Bruce McClelland (incorporated by reference to Exhibit 10.2 to the Registrant's Current Report on Form 8-K, filed February 19, 2020 with the SEC).

10.26	+
Form of Restricted Stock Unit Award Agreement (Performance-Based Vesting) between Ribbon Communications Inc. and Bruce McClelland (incorporated by reference to Exhibit 10.3 to the Registrant's Current Report on Form 8-K, filed February 19, 2020 with the SEC).

10.27	+
Employment Agreement between the Registrant and Miguel Lopez, dated June 22, 2020 (incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K, filed June 23, 2020 with the SEC).

10.28	+
Severance Agreement between the Registrant and Miguel Lopez, dated June 22, 2020 (incorporated by reference to Exhibit 10.2 to the Registrant's Current Report on Form 8-K, filed June 23, 2020 with the SEC).

10.29	+
Form of Consent to Temporary Wage Reduction entered into with Executive Officers (incorporated by reference to Exhibit 10.4 to the Registrant's Quarterly Report on Form 10-Q, filed August 6, 2020 with the SEC).

10.30	+
Ribbon Communications Inc. Amended and Restated 2019 Incentive Award Plan (incorporated by reference to Exhibit 99.1 to the Registrant's Form S-8 Registration Statement, filed June 2, 2020 with the SEC).

10.31
Amendment No. 1 to the Ribbon Communications, Inc. Amended and Restated 2019 Incentive Award Plan (incorporated by reference to Appendix A to the Registrant's Definitive Proxy Statement on Schedule 14A filed on April 8, 2022 with the SEC).

10.32	+
Employment Agreement, dated May 26, 2020, between the Registrant and Patrick Macken (incorporated by reference to Exhibit 10.4 to the Registrant's Quarterly Report on Form 10-Q, filed April 30, 2021 with the SEC).

10.33	+
Severance Agreement, dated May 26, 2020, between the Registrant and Patrick Macken (incorporated by reference to Exhibit 10.5 to the Registrant's Quarterly Report on Form 10-Q, filed April 30, 2021 with the SEC).

10.34	+
Employment Agreement, dated July 21, 2020, between the Registrant and Sam Bucci (incorporated by reference to Exhibit 10.6 to the Registrant's Quarterly Report on Form 10-Q, filed April 30, 2021 with the SEC).

10.35	+
Severance Agreement, dated September 7, 2020, between the Registrant and Sam Bucci (incorporated by reference to Exhibit 10.7 to the Registrant's Quarterly Report on Form 10-Q, filed April 30, 2021 with the SEC).

10.36
Form of Securities Purchase Agreement, dated August 12, 2022, by and among Ribbon Communications Inc. and each purchaser identified on the signature pages thereto (incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K, filed August 16, 2022 with the SEC).

10.37
Form of Second Amended and Restated Registration Right Agreement, dated August 12, 2022, by an among Ribbon Communications Inc. and its stockholders that are parties thereto (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K, filed August 16, 2022 with the SEC).

10.38
Form of Securities Purchase Agreement, dated March 28, 2023, by and among Ribbon Communications Inc. and each purchaser identified on the signature pages thereto (incorporated by reference to Exhibit 10.2 to the Registrant's Current Report on Form 8-K, filed March 30, 2023 with the SEC).

10.39
Warrant Agreement, dated March 30, 2023, between the Company and American Stock Transfer & Trust Company, LLC (incorporated by reference to Exhibit 10.3 to the Registrant's Current Report on Form 8-K, filed March 30, 2023 with the SEC).

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

RIBBON COMMUNICATIONS INC.

	By:	/s/ Bruce McClelland
March 31, 2023		Bruce McClelland President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date
/s/ Bruce McClelland	President, Chief Executive Officer and Director (Principal Executive Officer)	March 31, 2023
Bruce McClelland

/s/ Miguel A. Lopez	Executive Vice President and Chief Financial Officer (Principal Financial Officer)	March 31, 2023
Miguel A. Lopez

/s/ Eric Marmurek	Senior Vice President, Finance, Chief Accounting Officer (Principal Accounting Officer)	March 31, 2023
Eric Marmurek

/s/ Shaul Shani	Chairman	March 31, 2023
Shaul Shani

/s/ Mariano S. de Beer	Director	March 31, 2023
Mariano S. de Beer

/s/ Stewart Ewing	Director	March 31, 2023
Stewart Ewing

/s/ Bruns H. Grayson	Director	March 31, 2023
Bruns H. Grayson

/s/ Beatriz V. Infante	Director	March 31, 2023
Beatriz V. Infante

/s/ Scott Mair	Director	March 31, 2023
Scott Mair

/s/ Rick W. Smith	Director	March 31, 2023
Rick W. Smith

/s/ Tanya Tamone	Director	March 31, 2023
Tanya Tamone