Form 10-K/A
period 2022-12-31
Ribbon Communications Inc.
filed 2023-04-28
CIK 1708055

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

Auditor firm ID	Auditor Name	Auditor Location
PCAOB ID:34	Deloitte & Touche LLP	New York, New York

DOCUMENTS INCORPORATED BY REFERENCE

None

EXPLANATORY NOTE

Ribbon Communications Inc. (the “Company”) is filing this Amendment No. 1 (this “Amendment No. 1”) to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2022 (the “Original Form 10-K”), filed with the Securities and Exchange Commission (the “SEC”) on March 31, 2023, only for the purpose of including the Part III information required under the instructions to Form 10-K  and the general rules and regulations under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), which information was previously omitted from the Original Form 10-K in reliance on General Instruction G(3) to Form 10-K, which permits the omitted information to be incorporated in the Original Form 10-K by reference to our definitive proxy statement if such statement is filed no later than 120 days after our fiscal year-end.

This Amendment No. 1 amends and restates only Part III, Items 10, 11, 12, 13, and 14, and amends Part IV, Item 15 of the Original Form 10-K.  In addition, this Amendment No. 1 deletes the reference on the cover of the Original Form 10-K to the incorporation by reference of portions of our definitive proxy statement into Part III of the Original Form 10-K.  No other Items of the Original Form 10-K have been amended or revised in this Form 10-K/A, and all such other Items shall be as set forth in the Original Form 10-K.

In addition, pursuant to SEC rules, Item 15 of Part IV of the Original Form 10-K is hereby amended solely to include, as Exhibits 31.3 and 31.4, new certifications of our principal executive officer and principal financial officer pursuant to Rule 13a-14(a) under the Exchange Act. Because no financial statements are included in this Amendment No. 1 and this Amendment No. 1 does not contain or amend any disclosure with respect to Items 307 and 308 of Regulation S-K, paragraphs 3, 4, and 5 of such certifications have been omitted. We are not including new certifications required by Rule 13a-14(b) under the Exchange Act as no financial statements are included in this Amendment No. 1.

In addition, no other information has been updated for any subsequent events occurring after March 31, 2023, the date of the filing of the Original Form 10-K.  Accordingly, this Amendment No. 1 should be read in conjunction with the Original Form 10-K and our other filings made with the SEC subsequent to the filing of the Original Form 10-K. Unless the context otherwise requires, references in this Amendment No. 1 to “Ribbon” the “Company,” “we,” “our,” or “us” mean Ribbon Communications Inc., a Delaware corporation, and its consolidated subsidiaries.

PART III

Item 10.          Directors, Executive Officers and Corporate Governance

Board of Directors

Ribbon’s current Board of Directors (the “Board”) is comprised of nine directors. The nine directors, their ages and positions held are as follows:

Name	Age	Position(s)
Mariano S. de Beer	52	Independent Director
R. Stewart Ewing, Jr.	71	Independent Director
Bruns H. Grayson	75	Independent Director
Beatriz V. Infante	69	Independent Director
Scott Mair	62	Independent Director
Bruce W. McClelland	56	Director, President and Chief Executive Officer
Shaul Shani	68	Chairman of the Board
Richard W. Smith	70	Director
Tanya Tamone	61	Independent Director

The biographies below describe the skills, qualities, education and experience of the directors during the past five years, including their principal occupation, and certain other directorships.

Mariano de Beer	Background:
Swarth Designee (as defined below)	Nexo Latam, LLP, a U.K. management advisory group assisting a leading investment firm identify and develop digital infrastructure opportunities in Latin America
Director since 2020	•	Partner (2022 – present)
Telefónica S.A., a large public multinational telecommunications company
Committees:	•	Chief Commercial and Digital Officer (2017 to 2019)
• Compensation	•	Member of the Telefónica Group Executive Committee (2017 to 2019)
• Technology & Innovation (Chair)	•	served in different capacities at companies of the Telefónica Group
Microsoft
Current Additional Public Company Boards:	•	General Manager (President) of the multi-country Region LATAM New Markets (2015 to 2016)
• None	•	General Manager (President), Brazil (2013 to 2015)
RBS Educação, part of the Brazilian conglomerate RBS Group
	•	CEO (2012 to 2013)
McKinsey & Co.
	•	Consultant

Education:
	•	Graduated from UADE in Argentina
	•	M.B.A., Georgetown University

We believe Mr. de Beer is qualified to serve on the Board due to his extensive leadership experience in the telecommunications industry, in particular at Telefónica S.A., and his global business perspective.

R. Stewart Ewing Jr.	Background:
JPM Stockholders Designee (as defined below)	InterMountain Management, a privately- owned hotel management company
Director since 2020	•	Chief Financial Officer (April 2020 to present)
CenturyLink, Inc. (now Lumen Technologies), a global technology company offering communications, network services, security, cloud solutions and voice and managed services
Committees:	•	Executive Vice President and Chief Financial Officer (1989 to November 2017)
• Audit (Chair and Audit Committee Financial Expert)	•	Vice President and Controller (1984 to 1989)
• Nominating & Corporate Governance	•	Vice President of Finance (1983 to 1984)
KPMG
Current Additional Public Company Boards:	•	Accountant (1973 to 1982)
• None
Education:
	•	B.S., Northwestern State University

We believe Mr. Ewing brings to the Board executive leadership experience gained at CenturyLink, along with extensive financial expertise. We believe Mr. Ewing is qualified to serve on the Board because of his experience as chief financial officer at CenturyLink and his experience leading the integration of acquired companies into CenturyLink’s corporate structure and philosophy.

Bruns H. Grayson	Background:
Director since 2017	ABS Ventures, a venture capital firm
	•	Managing Partner (1983 to present)
Committees:	Adler & Co.
• Compensation	•	Venture Capitalist (1980 to 1983)
• Nominating & Corporate Governance (Chair)	McKinsey & Co., a management consulting firm
	•	Associate (1978 to 1980)
Current Additional Public Company Boards:	U.S. Army
• None	•	Captain (1970)

Education:
	•	elected a Rhodes Scholar from California (1974)
	•	J.D., University of Virginia School of Law
	•	Master’s degree, Oxford University
	•	B.A., Harvard College

The Board believes Mr. Grayson is qualified to serve on the Board based on his knowledge of the data communication and software industries, his investment experience as a Managing Partner at ABS Ventures, and his experience as a director of various public companies.

Beatriz V. Infante		Background:
Director since 2017		BusinessExcelleration LLC, a business consultancy specializing in corporate transformation and renewal
		•	Chief Executive Officer (2009 to present)
Committees:		ENXSUITE Corporation, a leading supplier of energy management solutions
•	Audit	•	Chief Executive Officer (2020 until its acquisition by Infor in 2011)
•	Compensation (Chair)	VoiceObjects Inc., a market leader in voice applications servers
•	Technology & Innovation	•	Chief Executive Officer (2006 until its acquisition by Voxeo Corporation in 2008)
Sychron Inc., a data center automation company
Current Additional Public Company Boards:		•	Interim Chief Executive Officer (2004 to 2005)
•	PriceSmart, Inc.	Aspect Communications Corporation, a market leader in communications solutions
•	Liquidity Services, Inc.	•	Chief Executive Officer (April 2000 to October 2003)
		•	Co-President and additional executive roles (October 1998 to April 2000)

Education:
		•	M.S., California Institute of Technology
		•	B.S., Princeton University

We believe Ms. Infante is qualified to serve on the Board due to her executive leadership experience, including as a chief executive officer of various companies, along with extensive operational expertise and experience in engineering, sales, and marketing.

Scott Mair	Background:
JPM Stockholders Designee	AT&T, a leading provider of telecommunications, media and technology services.
Director since 2022	•	President, Network Engineering & Operations (2019 to 2022)
	•	President of Operations (2017 to 2019)
Committees:	•	Various other rolls (1985 to 2017)
• Audit
• Technology & Innovation	Education:
	•	B.A., University of Wisconsin-Platteville
Current Additional Public Company Boards:	•	Master of Industrial Technology, University of Wisconsin-Platteville
• None

We believe Mr. Mair is qualified to serve on the Board due to his executive leadership experience and extensive operational expertise and experience primarily in the telecommunications industry in which the Company operates.

Bruce W. McClelland	Background:
Director since 2020	Ribbon Communications Inc.
	•	President and Chief Executive Officer, responsible for the strategic direction and management of Ribbon (March 2020 to present)
Committees:	CommScope Inc. (“CommScope”), a global network infrastructure provider
• None	•	Chief Operating Officer, responsible for the combined portfolio of products and services (April 2019 to August 2019)
ARRIS International plc (“ARRIS”), a telecommunications equipment manufacturing company
Current Additional Public Company Boards:	•	Chief Executive Officer (September 2016 until its sale to CommScope in April 2019)
• None	•	served in numerous leadership roles during 20 years at ARRIS and managed the successful acquisition and integration of the Ruckus Wireless and Brocade ICX Campus switching business from Broadcom Inc., a major step in diversifying the ARRIS business beyond the service provider market into the broader enterprise market, while strengthening the company’s wireless technology capabilities
	•	held several other roles at ARRIS, including President of Network & Cloud and Global Services (April 2013 to August 2016)
	•	authored several communications- related patents
Nortel Networks Corporation (“Nortel”) and Bell Northern Research (“BNR”)
	•	served in leadership roles for eleven years
	•	began his career with BNR in Ottawa, Canada, responsible for the development of Nortel’s SS7 switching products immediately prior to joining ARRIS

Education:
	•	B.E., the University of Saskatchewan

We believe Mr. McClelland is qualified to serve on the Board due to his executive leadership experience, including as a chief executive officer of ARRIS, along with extensive operational expertise and experience in engineering.

Shaul Shani	Background:
Swarth Designee	Swarth Group, a private global investment company investing in public and private companies primarily in the communication services, technology, IT, cyber, renewable energy and real estate sectors as well as financial markets
Director since 2020	• Founder and Chairman (2006 to present)
Magnum Group, an investment group investing in telecom and tech ventures, including DSP Group (a major shareholder of AudioCodes which was taken public in 1999)
Committees:	• Founder (1994 to 2006)
• None	Sapiens International Corporation, a software development company which was listed on the Nasdaq Stock Market in 1992
• Founder and Chief Executive Officer (1989 to 1993)
Current Additional Public Company Boards:	Eurosoft, an IT company
• None	• Founder and Chief Executive Officer (1987 to 1985)
Tecnomatix Technologies
• Founder (1983)
Oshap Technologies Ltd., a developer of flexible automation software for robotics
• Founder and Chief Executive Officer (1982 to 1985)

We believe Mr. Shani is qualified to serve on the Board due to his extensive background in finance and private equity, his extensive knowledge of the telecommunication business and his experience serving as a director of companies in the telecommunications industry.

Richard W. Smith	Background:
JPM Stockholders Designee	JPMorgan Chase & Co., a multinational banking and financial services holding company
Director since 2017	•	Chairman, Private Capital, creating and guiding a series of investment entities focused initially on technology, sustainability and healthcare, funded by the bank and clients (February 2021 to present)
	•	Head of Private Investments, responsible for private and public company investments solely funded by the bank (November 2014 to January 2021)
Committees:	•	One Equity Partners, Partner (July 2002 to present)
• None	Allegra Partners and predecessor entities
	•	Managing Partner (1981 to 2013)
Current Additional Public Company Boards:	Citicorp Venture Capital Ltd., a former venture and private equity investment division of Citigroup Inc.
• None	•	Senior Investment Manager (1979 to 1981)
Morgan Guaranty Trust Company of New York
	•	worked in the International Money Management Group (1974 to 1979)

Education:
	•	B.A., Harvard College

Mr. Smith has held positions as Managing Director and Managing Partner and General Partner at private equity and venture funds since 1981, and has over 40 years of experience as a technology investor. We believe Mr. Smith is qualified to serve on the Board due to his extensive background in finance and private equity and his experience serving as a director of companies in the telecommunications industry.

Tanya Tamone	Background:
Swarth Designee	Sogerco S.A., a private trust company
Director since 2020	• Chief Executive Officer (2007 to present)
Bank Leu, Fuji Bank and Cedef S.A., in Switzerland
Committees:	• Trader, specializing in currency and interest trading (1985 to 1996)
• Nominating & Corporate Governance

Current Additional Public Company Boards:
• None

We believe Ms. Tamone is qualified to serve on the Board due to her experience as a Chief Executive Officer and her financial expertise.

On March 3, 2020, we entered into a First Amended and Restated Stockholders Agreement (the “Stockholders Agreement”) with JPMC Heritage Parent LLC (“JPMC”), Heritage PE (OEP) III, L.P. (together with JPMC, entities affiliated with the Company’s largest stockholder, JPMorgan Chase & Co. (collectively with any successor entities, the “JPM Stockholders”)), and ECI Holding (Hungary) Kft (“Swarth”). Pursuant to the Stockholders Agreement, the Board of Directors is required to consist of: (1) three individuals designated by the JPM Stockholders; (2) three individuals designated by Swarth, (3) our Chief Executive Officer and (4) a number of other individuals designated by the Nominating and Corporate Governance Committee sufficient to ensure that there are no vacancies on the Board.

In addition, the Stockholders Agreement provides, among other things, that:

(i)	the Board, including a majority of the independent directors as defined in the Stockholders Agreement, may approve a different number of directors that comprise the Board;

(ii)	with respect to the JPM Stockholders:

(A)	for so long as the JPM Stockholders beneficially own at least 43% of the Company’s common stock beneficially owned by the JPM Stockholders in the aggregate on March 3, 2020, the JPM Stockholders have the right to designate three directors to serve on the Board, at least two of whom must be independent directors as defined in the Stockholders Agreement;

(B)	from and after the first time that the JPM Stockholders beneficially own less than 43% and at least 29% of the Company’s common stock beneficially owned by the JPM Stockholders in the aggregate on March 3, 2020, the number of directors that the JPM Stockholders have the right to designate will be reduced to two, at least one of whom must be an independent director as defined in the Stockholders Agreement;

(C)	from and after the first time that the JPM Stockholders beneficially own less than 29% and at least 14% of the Company’s common stock beneficially owned by the JPM Stockholders in the aggregate on March 3, 2020, the number of directors that the JPM Stockholders have the right to designate will be reduced to one, who need not qualify as an independent director as defined in the Stockholders Agreement; and

(D)	from and after the first time that the JPM Stockholders beneficially own less than 14% of the shares of the Company’s common stock beneficial owned by the JPM Stockholders in the aggregate on March 3, 2020, the JPM Stockholders will have no right to designate any members of the Board; and

(iii)	with respect to Swarth:

(A)	for so long as Swarth beneficially owns at least 88% of the shares of the Company’s common stock beneficially owned by Swarth in the aggregate on March 3, 2020, Swarth has the right to designate three directors to serve on the Board, of which at least two must be independent directors as defined in the Stockholders Agreement;

(B)	from and after the first time that Swarth beneficially owns less than 88% and at least 58% of the shares of the Company’s common stock beneficially owned by Swarth in the aggregate on March 3, 2020, the number of directors that Swarth has the right to nominate will be reduced to two Board members, of which at least one must be an independent director as defined in the Stockholders Agreement;

(C)	from and after the first time that Swarth beneficially owns less than 58% and at least 29% of the shares of the Company’s common stock beneficially owned by Swarth in the aggregate on March 3, 2020, the number of directors that Swarth has the right to nominate will be reduced to one Board member, who needs not qualify as an independent director as defined in the Stockholders Agreement; and

(D)	from and after the first time that Swarth beneficially owns less than 29% of the shares of Company’s common stock beneficially owned by Swarth in the aggregate on March 3, 2020, Swarth will have no right to nominate any members of the Board.

The Stockholders Agreement further provides that the Nominating and Corporate Governance Committee will designate the Company’s then-serving CEO as a director, as well as such additional number of directors as constitutes the full Board so that the Board has no vacancies.

Except as set forth above regarding the Stockholders Agreement, there is no arrangement or understanding between any of our directors and any other person or persons pursuant to which he or she is to be selected as a director. There are no material legal proceedings to which any of our directors is a party adverse to us or any of our subsidiaries or in which any such person has a material interest adverse to us or our subsidiaries.

Executive Officers

The executive officers of the Company as of the date hereof are listed below:

Name	Age	Position
Bruce W. McClelland	56	President and Chief Executive Officer
Miguel “Mick” Lopez	63	Executive Vice President, Chief Financial Officer
Sam Bucci	58	Executive Vice President, Chief Operating Officer
Patrick W. Macken	49	Executive Vice President, Chief Legal Officer and Corporate Secretary
Dan Redington	56	Executive Vice President, Global Sales

Biographical information regarding Mr. McClelland is included above under “ – Board of Directors.”

Mick Lopez has served as Executive Vice President, Chief Financial Officer of Ribbon since July 2020. Prior to joining Ribbon, Mr. Lopez served as Chief Financial Officer of Vista Outdoor Inc. from 2018 to April 2020 and as Chief Financial Officer of Veritas Technologies from 2016 to 2017. Mr. Lopez has also held a number of positions with Harris Corporation, Aricent Group, Cisco Systems, Tyco Fire & Development, ADT Security North America, IBM Corp. and KPMG. Mr. Lopez is a certified public accountant and received his M.B.A from the University of Chicago and his B.S.B.A. from Georgetown University.

Sam Bucci has served as Executive Vice President, Chief Operating Officer of Ribbon since January 2023. Previously, Mr. Bucci joined Ribbon in September 2020 as Executive Vice President and General Manager of the IP Optica business unit. Prior to joining Ribbon, Mr. Bucci was with Nokia from 1994 to 2020, ultimately serving as Director of its optical networking business unit. Mr. Bucci also held a number of positions at Nortel Networks. Mr. Bucci received his B.E. (with distinction) from McGill University.

Patrick Macken has served as Executive Vice President, Chief Legal Officer and Corporate Secretary of Ribbon since June 2020. Mr. Macken served as Senior Vice President, General Counsel and Secretary of ARRIS until its acquisition by CommScope in 2019. Mr. Macken was previously a partner at the law firm of Troutman Sanders LLP (now Troutman Pepper Hamilton Sanders LLP). Mr. Macken received his J.D. (magna cum laude) from Tulane Law School and his B.A. from Tulane University.

Dan Redington has served as Executive Vice President, Global Sales of Ribbon since December 2022. Prior to joining Ribbon, Mr. Redington was Juniper Networks from 2002 to 2022, ultimately serving as Vice President, Sales. Mr. Redington received his B.S. from the Missouri School of Science & Technology.

Code of Ethics

Our Board has adopted a written Amended and Restated Code of Conduct, which qualifies as a “code of ethics” as defined by SEC rules. The Amended and Restated Code of Conduct is intended to provide guidance on the conduct expected of Ribbon’s employees, officers and directors in the interests of preserving Ribbon’s reputation for integrity, accountability and fair dealing. To ensure that our business is conducted in a consistently legal and ethical manner, our Amended and Restated Code of Conduct applies to all of our directors, officers and employees.

We intend to disclose any amendment to or waiver of a provision of the Amended and Restated Code of Conduct that applies to our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions, by posting such information on our website at www.ribboncommunications.com.

Audit Committee and Audit Committee Financial Expert

Our Board of Directors has established an Audit Committee in accordance with Section 3(a)(58)(A) of the Exchange Act, currently consisting of Stewart Ewing (Chairman), Beatriz Infante, and Scott Mair. Our Board has affirmatively determined that each of Ms. Infante and Messrs. Ewing and Mair meet the definition of an independent director for purposes of serving on the Audit Committee under Rule 10A-3 of the Exchange Act and the NASDAQ listing rules. Each member of the Audit Committee is financially literate and our Board has determined that Mr. Ewing qualifies as an “audit committee financial expert” as defined in applicable SEC rules. The written charter for our Audit Committee is available at our corporate website at www.ribboncommunications.com. The information found on, or accessible through, our website is not incorporated into, and does not form a part of, this Amendment No. 1 or any other report or document we file with or furnish to the SEC.

Nominating Procedure

There have been no material changes to the procedures by which stockholders may recommend nominees to the Company’s Board.

Delinquent Section 16(a) Reports

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our directors, executive officers and persons who beneficially own more than 10% of our common stock, to file initial reports of ownership and reports of changes in ownership of such shares or warrants with the SEC, and to furnish copies of such reports to the Company. Based solely on our review of the reports provided to us and on representations received from our directors and executive officers, we believe that all of our directors, executive officers and persons who beneficially own more than 10% of our common stock complied with all Section 16(a) filing requirements.

Family Relationships

To our management’s knowledge, there are no family relationships among any of our directors and executive officers.

Involvement in Certain Legal Proceedings

During the past ten years, none of our directors or executive officers has been: (1) the subject of any bankruptcy petition filed by or against any business of which such person was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time; (2) convicted in a criminal proceeding or is subject to a pending criminal proceeding (excluding traffic violations and other minor offenses); (3) subject to any order, judgment or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction or any federal or state authority, permanently or temporarily enjoining, barring, suspending or otherwise limiting her or his involvement in any type of business, securities or banking activities; (4) found by a court of competent jurisdiction (in a civil action), the Commission or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law; (5) the subject of, or a party to, and federal or state judicial or administrative order, judgement, decree or finding not subsequently reversed, suspended or vacated, relating to an alleged violation of (a) any federal or state securities or commodities law or regulation, (b) any law or regulation respecting financial institutions or insurance companies, including, but not limited to, a temporary or permanent injunction, order of disgorgement or restitution, civil money penalty or temporary or permanent cease-and-desist order, or removal or prohibition order; or (c) any law or regulation prohibiting mail or wire fraud or fraud in connection with any business entity; or (6) the subject of, or a party to, any sanction or order, not subsequently reversed, suspended or vacated, of any self-regulatory organization (as defined in Section 3(a)(26) of the Exchange Act), any registered entity (as defined in Section 1(a))29 of the Commodity Exchange Act) or any equivalent exchange, association, entity or organization that has disciplinary authority over its members or persons associated with a member.

Item 11.          Executive Compensation

Non-Employee Director Compensation

The Compensation Committee of our Board (the “Compensation Committee”) reviews the compensation of our non-employee directors periodically and, in consultation with its independent compensation consultant regarding compensation on levels for peer companies and the broader market, recommends changes to the Board when it deems appropriate.

In August 2021, the Board approved a new Non-Employee Director Compensation Policy (the “Director Compensation Policy”). Fees payable for service under the Director Compensation Policy are set forth in the table below. The Director Compensation Policy permits a director to elect to receive all or 50% of the cash fees payable to her or him in shares of the Company’s common stock and further permits a director to defer receipt of all or 50% of any shares payable to her or him upon vesting of equity awards until the 15th day of the month following the date on which the electing director ceases to serve on the Board (or earlier in connection with a change in control as defined under the Director Compensation Policy). Pursuant to the Director Compensation Policy, Mr. Grayson elected to receive 100% of the cash fees payable to him in shares of the Company’s common stock.

The following table describes the components of the non-employee directors’ compensation for 2022:

Compensation Element	Payment
Annual Retainer	$60,000	(1)(2)
Annual Equity Retainer	$120,000	(1)(3)
Committee Fees(4)
Audit	$15,000
Compensation	$10,000
Nominating & Corporate Governance	$5,000
Technology & Innovation	$5,000
Non-executive Chairman Fee(4)	$50,000	(2)
Lead Independent Director Fee(4)	$50,000
Chair Fees(4)
Audit	$25,000
Compensation	$17,000
Nominating & Corporate Governance	$10,000
Technology & Innovation	$10,000

(1)	Mr. Smith is not entitled to any annual director equity grants. In lieu of such grants, Mr. Smith is entitled to an annual cash retainer of $160,000. As described below, Mr. Smith waived receipt of this cash retainer effective April 1, 2020. Any compensation paid to Mr. Smith will be paid directly to Heritage PE (OEP) III L.P. (“Heritage III”).
(2)	Mr. Shani waived receipt of any cash compensation for his service as Chairman of the Board in 2022.
(3)	Paid in restricted stock units that vest after one year (or, if earlier, on the date of the next annual meeting if the non-employee director does not stand for re-election or is not re-elected by the stockholders of the Company).
(4)	Compensation for service as the chairman of the Board, lead independent director or a committee member is in addition to the compensation paid for Board and committee service.

The following table contains information on compensation earned by each non-employee member of our Board during 2022:

Director	Fees Earned or Paid in Cash ($)		Stock Awards(1) ($)	Total(2) ($)
Mariano S. de Beer	81,021		120,000	201,021
R. Stewart Ewing, Jr.	105,000		120,000	225,000
Bruns H. Grayson	146,250	(3)	120,000	266,250
Beatriz V. Infante	107,000		120,000	227,000
Scott Mair(4)	21,555		92,712	114,267
Krish A. Prabhu(5)	30,040		120,000	150,040
Shaul Shani(6)	0		120,000	120,000
Richard W. Smith(7)	0		0	0
Tanya Tamone	65,000		120,000	185,000

(1)	The amounts in this column do not reflect compensation actually received by the applicable director. Instead, the amounts reflect the grant date fair value of restricted stock awards, as calculated in accordance with Accounting Standards Codification 718, Compensation — Stock-Based Compensation (“ASC 718”).

The amounts reported for each member of the Board represents the grant date fair value of his or her grants during 2022. The grants made to each director during 2022 were as follows:

Director	Restricted Stock Units (#)		Grant Date Fair Value ($)
Mariano S. de Beer	38,585		119,999
R. Stewart Ewing, Jr.	38,585		119,999
Bruns H. Grayson	38,585		119,999
Beatriz V. Infante	38,585		119,999
Scott Mair	40,309	(a)	99,996
Krish A. Prabhu	-		-
Shaul Shani	38,585		119,999
Richard W. Smith	-		-
Tanya Tamone	38,585		119,999

(a)	Mr. Mair joined the Board on September 7, 2022 and received a pro-rated award with the number of shares based on closing stock price as of the time of grant.

As of December 31, 2022, our non-employee directors held an aggregate of 271,819 unvested restricted stock units as follows:

Director	No. of Unvested Restricted Stock Units (“RSUs”) Held as of December 31, 2022 (#)
Mariano S. de Beer	38,585
R. Stewart Ewing, Jr.	38,585
Bruns H. Grayson	38,585
Beatriz V. Infante	38,585
Scott Mair	40,309	(a)
Shaul Shani	38,585
Richard W. Smith	-
Tanya Tamone	38,585

(a)	Mr. Mair joined the Board on September 7, 2022 and received a pro-rated award with the number of shares based on closing stock price as of the time of grant.

(2)	Non-employee directors are also eligible to be reimbursed for reasonable out-of-pocket expenses incurred in connection with attendance at our Board or committee meetings.
(3)	Pursuant to the Director Compensation Policy, Mr. Grayson elected to receive 100% of the cash fees otherwise payable to him in unrestricted shares of our common stock.
(4)	Mr. Mair joined the Board on September 7, 2022.
(5)	Mr. Prabhu did not stand for re-election at the 2022 Annual Meeting of Stockholders held in May 2022.
(6)	Mr. Shani waived receipt of any cash compensation for his service as a director in 2022.
(7)	Mr. Smith is not entitled to any equity compensation in connection with his service as a director. Mr. Smith waived receipt of any cash compensation for his service as a director in 2022.

Compensation Discussion and Analysis

The following compensation discussion and analysis (“CD&A”) contain statements regarding performance targets and goals of the Company. These targets and goals are discussed in the limited context of our compensation programs and should not be understood to be statements of management’s expectations or estimates of results or other guidance. Investors should not apply these statements to other contexts.

Overview. This section explains our compensation philosophy, describes the material components of our executive compensation program for our named executive officers (“NEOs”), whose compensation is set forth in the 2022 Summary Compensation Table and other compensation tables contained herein, and provides an overview of our executive compensation philosophy and program.

2022 Named Executive Officers. For the year ended December 31, 2022, our NEOs were as follows:

Name	Position
Bruce W. McClelland	President & Chief Executive Officer
Miguel Lopez	Executive Vice President, Chief Financial Officer
Sam Bucci	Executive Vice President, Chief Operating Officer
Patrick W. Macken	Executive Vice President, Chief Legal Officer & Corporate Secretary
Tony Scarfo	Former Executive Vice President & GM, Cloud & Edge Business Segment (Mr. Scarfo left Ribbon in February 2023)

Executive Summary of 2022 Executive Compensation Decisions. We believe that our executive compensation program supports our business strategies and talent management objectives and is consistent with sound governance practices that are intended to best serve our stockholders’ long-term interests. In making its compensation decisions for 2022, the Compensation Committee considered, among other things:

•	our financial and operational results for the year,
•	the result of the say-on-pay vote at our 2022 annual meeting of stockholders, and
•	the achievement of the compensation objectives set by the Compensation Committee.

Our senior executives are responsible for achieving both short- and long-term performance goals critical to our long-term success. Accordingly, compensation is weighted more heavily towards rewarding variable compensation as an individual rises within the organization.

The Compensation Committee reviews its pay practices to help ensure that they are aligned with the goals and objectives of the business established by the Board, and that such practices reflect what the Compensation Committee believes are good pay practices and support the Company’s strong governance and pay for performance compensation philosophy. No material changes were made to the pay practice structure in 2022.

Our compensation philosophy and practices are a critical part of our business strategy. We have a rigorous performance and compensation management system, and we believe our compensation processes and programs are aligned to provide strong incentives for success while appropriately balancing risk. In setting policies and practices regarding compensation, our guiding philosophy is that our compensation programs should (1) help achieve our corporate growth and business strategy; (2) compensate our executives based on Company performance; (3) enable Ribbon to hire, retain and motivate talented executives with proven experience in an increasingly competitive market; and (4) effectively tie a significant portion of executive compensation to short- and long-term incentive programs reflecting the executive’s ability to impact Company performance.

We seek to accomplish these objectives by:

•	providing independent Compensation Committee oversight;
•	encouraging and rewarding outstanding initiative, achievement, teamwork appropriate business-risk taking and a shared success environment; and
•	reinforcing critical measures of performance derived from our business strategy and key success factors.

These objectives, and our general compensation philosophy, are reviewed on an annual basis and updated as appropriate.

Some of the highlights of our compensation programs and practices are as follows:

Compensation Best Practices that We Follow
Pay for Performance
•	A significant portion of the NEOs’ target compensation is performance-based, share-linked or both
•	All of the special equity awards granted in lieu of the annual cash incentive payouts to the NEOs and 50% of annual long-term equity awards (excluding sign-on inducement awards) granted in 2022 are performance-based
•	40% of annual performance-based equity awards made in 2022 are tied to relative total stockholder return over a three-year period
Conservative Severance Arrangements
•	12-months base salary payment for termination without cause for NEOs (24-months for CEO in connection with termination without cause following a change of control)
•	“Double Trigger” for acceleration of equity awards upon a change of control
Compensation Benchmarking
•	Benchmarking and review of market compensation data, including the compensation practices, of peer companies in evaluating the compensation of our NEOs
Meaningful Stock Ownership Requirements
•	6x for the President and CEO
•	2x for all other NEOs
Robust and Long-standing Clawback Policy
Mitigate Undue Risk
•	Utilize defined maximum payouts for performance-based compensation in order to prevent out-sized payouts
Hold an Annual Advisory Vote on Compensation Paid to our NEOs
Independent Compensation Consulting Firm
•	Engaged by the Compensation Committee and provides no other services to the Company

Compensation Practices that We Do Not Follow
No Guaranteed Bonuses for NEOs
No Individual Performance or Non-Financial Metrics for Determining NEO Annual Bonuses
No Discounted Stock Awards, Reloads or Repricing (without stockholder approval)
No Hedging or Pledging of Shares Permitted by our Executive Officers or Directors
No Tax Gross-Up Payments
No Broad Share Recycling under Stock Incentive Plans

The Compensation Committee has historically considered the outcome of the Company’s annual say-on-pay vote when making decisions regarding the Company’s executive compensation program, including engaging in stockholder outreach.

The Compensation Committee also engaged its independent compensation consultant to review our executive compensation program in a manner that we believe reflects the goals of our current business, and certain material aspects of the current compensation program are described in this CD&A section. While we believe our updated program provides the appropriate incentives and pay-for-performance culture for our NEOs, the Compensation Committee intends to continue to review our compensation practices in the future based on the results of say-on-pay votes and to engage stockholders for input into the Company’s pay practices, where appropriate.

Overview of the Company’s Compensation Program

The Company’s executive compensation program is administered by the Compensation Committee. In addition to attracting and retaining high-caliber executives, the components of the executive compensation program are designed to reward the successful execution of corporate strategies, foster and drive continuous improvement, and encourage a high-performance culture, both on an annual basis and over the long-term.

The Compensation Committee is primarily responsible for overseeing the Company’s executive compensation program. Our Board sets the overall corporate performance objectives for each year, while the Compensation Committee determines and approves the compensation level for the CEO; reviews the recommendations of the CEO and approves compensation levels of other executive officers; evaluates the performance of these executives; and evaluates and approves all grants of equity-based compensation to the CEO and the other executive officers. All decisions regarding the CEO’s compensation are made by the Compensation Committee in executive session without the CEO present. After the end of the fiscal year, the Compensation Committee reviews the actual corporate performance to determine the appropriate cash incentive amount, if any, to be paid to each eligible executive officer.

The duties of the compensation consultant we engage are generally to evaluate board and executive compensation, perform an analysis on realized pay alignment with financial and stock performance, assist in discussions on general compensation trends, provide competitive market practice data and benchmarking (including peer group determination), participate in the design and implementation of certain elements of the executive compensation program, assist in share usage analysis and determinations with respect to our equity incentive plans and assist our CEO in developing compensation recommendations to present to the Compensation Committee for the other executive officers. The Compensation Committee may accept, reject or modify any recommendations by compensation consultants or other outside advisors.

Since December 2017, FW Cook has served as the compensation consultant to the Compensation Committee and has advised the Compensation Committee regarding its compensation decisions. The Compensation Committee assessed FW Cook’s independence relative to standards prescribed by the SEC and determined that no conflicts existed.

The CEO, in consultation with the Senior Vice President of Human Resources, develops compensation recommendations for the Compensation Committee to consider for the Company’s other executive officers. The CEO considers various factors when making individual compensation recommendations, including the relative importance of the executive’s position within the organization, the individual tenure and experience of the executive, and the executive’s individual performance and contributions to the Company’s results. The Compensation Committee considers, but is not bound by, compensation recommendations made by the CEO. The Compensation Committee determines the CEO’s compensation in its sole discretion.

Competitive Benchmarking As part of the ongoing assessment of our executive compensation program, the Compensation Committee, with the assistance of its compensation consultant, reviews market compensation data, including the compensation practices of selected similar companies. Accordingly, the Compensation Committee updates the peer group from time to time to ensure that the Company’s executive compensation program remains competitive and in line with market compensation data.

The peer group generally consists of publicly-traded information technology companies that are in the communications equipment and related sub-industries with market capitalization and revenue in a similar range to that of the Company.

The compensation consultant reviews the business descriptions of potential peer companies to identify businesses generally in the telecommunications and/or networking industries. Then, the Compensation Committee considers factors, such as executive talent and business-line competitors, global scope and complexity, research and development expenses, and market capitalization-to- revenue multiples, when selecting peers.

The Compensation Committee reviews and approves the peer group annually. For 2022, the Committee determined, in consultation with FW Cook, that no changes were necessary to the peer group, which is outlined below.

Ribbon 2022 Executive Compensation Peer Group Companies
ADTRAN, Inc.	Extreme Networks, Inc.	NetScout Systems, Inc.
CalAmp Corp. Calix, Inc.	F5 Networks, Inc.	Plantronics, Inc.
Calix, Inc.	Harmonic, Inc.	Sierra Wireless, Inc.
Casa Systems, Inc.	Infinera Corporation	ViaSat, Inc.
CSG Systems International, Inc.	NETGEAR, Inc.	Viavi Solutions Inc.

FW Cook compiled and provided the Compensation Committee compensation information from the peer group based on the publicly filed documents of each member of the peer group. While the Compensation Committee considers the compensation of our peer group companies’ senior executives, it does not benchmark a particular percentile for the total compensation of our NEOs or for any component thereof.

Compensation Components

The Compensation Committee annually reviews fixed and variable compensation received by our NEOs, including: (1) base salary; (2) annual and long-term incentives; (3) equity awards; and (4) total equity in the Company. Our executive compensation program has four major components that support the Company’s compensation objectives, each of which is discussed in detail below. Such major components reflect the compensation provided to our NEOs in 2022.

Compensation Mix. A significant portion of our executive officers’ total direct compensation (which includes base salary, cash bonus and equity-based incentives) opportunity is attributable to variable compensation — that is, the amount our executives earn is dependent upon Company performance. The 2022 equity- based component of our NEOs’ total compensation consisted primarily of (i) restricted stock units that are subject to time-based vesting (“RSUs”) and (ii) restricted stock units the vesting of which is subject to established performance metrics (“PSUs”), and in both cases the value of which is tied to the value of the Company’s common stock. These variable elements were intended to align the executives’ performance and interests with Company performance and long-term stockholder value.

The table below generally summarizes the elements of our compensation program for our NEOs in 2022:

Element	Form of Compensation		Purpose		Link to Company Performance
Base Salaries (Fixed)	■	Cash	■	Provide competitive, fixed compensation to attract and retain exceptional executive talent	■	Low
Annual Bonus Incentives (Variable)	■	Cash and/or PSUs	■	Provide a direct incentive to achieve strong annual operating results	■	High
Long-Term Equity Incentives (Variable)	■ ■	RSUs PSUs	■	Encourage executive officers to build and maintain a long-term equity ownership position in Ribbon so that their interests are aligned with those of our stockholders	■	High
Health, Retirement and Other Benefits	■	Eligibility to participate in benefit plans generally available to our employees, including 401(k) plan, premiums paid on long- term disability and life insurance	■ ■

Benefit plans are part of a broad- based employee benefits program

Except in limited circumstances as discussed in the footnotes of our Summary Compensation Table, our executives do not generally receive any material nonqualified deferred compensation plans or perquisites

					■	Low

In determining the amount of compensation to pay our NEOs, the Compensation Committee considers factors such as the executive officer’s role within the Company and the level of responsibility, skills and experiences required by the position, the executive officer’s qualifications, our ability to replace such individual and the overall competitive environment for executive talent.

The Compensation Committee also considers the Company’s performance, the executive’s performance, the Compensation Committee’s view of internal equity and consistency and other considerations it deems relevant. In analyzing these factors, the Compensation Committee reviews competitive compensation data gathered in comparative surveys (benchmarking and peer group data). The Compensation Committee does not have a policy for allocating target compensation among the various elements in any particular ratio, but generally attempts to provide an allocation similar to that used by other companies with whom the Company competes for executive talent using the peer data provided by our outside compensation consultant. Of the elements of total direct compensation, only base salary is fixed compensation, while cash bonuses and equity-based awards are both variable compensation and contingent on Company or stock performance.

2022 Compensation Payouts

The established targets for individual components and overall executive compensation are designed to be market competitive in order to attract, motivate and retain the executives necessary to drive and achieve the Company’s objectives. In some cases, individual components may be positioned higher or lower in the market range in order to emphasize a particular element or if individual circumstances dictate. The Compensation Committee believes that the overall compensation program serves to balance the mix of cash and equity compensation with the mix of short- and long- term compensation for our NEOs.

Base Salary. Base salaries are designed to reflect the scope of responsibilities, performance and competencies of the individual executives, and the relation of that position to other positions in the Company and the external benchmark data for similar positions at peer companies. Each NEO’s salary and performance are reviewed annually as well as at the time of a promotion or other change in responsibilities.

Annual Bonus. Annual incentives provide NEOs with the opportunity to earn additional compensation beyond base salary. The eligibility for an annual bonus creates an incentive to achieve desired near-term corporate goals that are in furtherance of the Company’s long-term objectives. The compensation program establishes target bonuses for each NEO. Bonuses are expected to represent a substantial part of total compensation for our NEOs, if earned.

For 2022, the Company had one cash incentive plan for the NEOs — the Senior Management Cash Incentive Plan (the “SMCIP”). In February 2022, the Compensation Committee determined that the annual incentive under the SMCIP for each NEO would be calculated based on the Company’s consolidated revenues with a minimum amount of consolidated pre-bonus Adjusted EBITDA before any bonus would be paid out, each based on the 2022 operating plan adopted by the Board. In addition, in order to further align the NEO’s interests with those of stockholders, the Compensation Committee approved the payment of any bonus earned under the SMCIP in shares of the Company’s common stock, rather than cash (the “2022 Bonus PSUs”). The potential number of shares issuable in connection with the 2022 Bonus PSUs was based on the Company’s closing stock price at the time the bonus award grants were made in March 2022. In recognition of the desire for the NEOs to hold any shares granted and potential market risk associated with share price volatility that would not impact the bonus if it was paid in cash, the Compensation Committee adjusted the payout scales to provide a higher payout if the “target” revenue threshold or higher was achieved. Given that the number of potential shares issued under the 2022 Bonus PSUs was calculated at the time the awards were made in 2022, the Compensation Committee also lowered the maximum payout recognizing that achievement of higher revenue levels was likely to result in a higher stock price compared to the stock price at the time of the bonus award grants and, as a result the NEOs would benefit in that appreciation of the stock price.

Following completion of the year, the Compensation Committee determined the 2022 bonus payout under the SMCIP. Given the Company’s consolidated revenues were below the minimum threshold established for the 2022 SMCIP as shown in the table below, no bonuses were paid to the NEOs in 2022.

	Target SMCIP Bonus Metrics for NEOs (in millions)
Performance Metric	Minimum 0% ($)	Target 150% ($)	Maximum 200% ($)	Actual 2022 Results ($ in millions)	Calculated Payout Results	Weighting
Revenue	850.0	905.0	920.0	819.8	0%	100%
Adjusted EBITDA(1)	110.0	-	-	64.0	-	-

(1)	Adjusted EBITDA is calculated by excluding from (Loss) income from operations: depreciation; amortization of acquired intangible assets; stock-based compensation; acquisition-related inventory adjustments; certain litigation costs; impairment of goodwill; acquisition-, disposal- and integration- related expense; and restructuring and related expense.

Annual Equity-Based Incentives. Equity-based incentives are provided to executives whose decisions and actions have a direct impact upon our long-term performance and success. RSUs and PSUs were granted to our executive officers in 2022 to link a significant portion of their compensation directly to our long-term success, which aligns with the Compensation Committee’s philosophy. In determining the size of the RSU and PSU awards granted to each executive officer in 2022, the Compensation Committee considered a multitude of factors including: the executive officer’s role; past performance; anticipated contribution to our long-term goals; areas of focus for the year; market data; equity granted in prior years; and existing levels of stock ownership.

We made equity grants to our NEOs in 2022 as shown in the table below. These are in addition to the performance-based awards granted in lieu of the potential payment of cash bonuses discussed above under “- Annual Bonuses”.

Named Executive Officer	Restricted Stock Units (#)		Performance-Based Stock Units (# at Target Vesting, if Applicable)
Miguel Lopez	160,256		160,771
Sam Bucci	160,256		160,771
Patrick Macken	128,205		128,616
Tony Scarfo	112,179	(1)	112,540

(1)  Includes RSUs granted to Mr. Scarfo in 2022 in lieu of cash bonus that was earned for 2021.

Given the intention that the McClelland Sign-on PSUs, as discussed below, cover multiple years of equity grants that may otherwise have been made to Mr. McClelland, the Compensation Committee elected not to grant additional annual equity-based awards for Mr. McClelland in 2022.

The RSUs granted to the NEOs in 2022, other than a special grant to Mr. Scarfo, vest over three years, with one-third of the units vesting on the first anniversary of the grant date and one-sixth of the RSUs vesting every six months thereafter, subject to the NEO’s continued employment with the Company. In lieu of payment of a cash bonus for the year ended December 31, 2021, Mr. Scarfo agreed to receive 18,497 RSUs that vested on the first anniversary of the grant date.

The annual PSU awards made in 2022 (the “2022 Annual PSUs”) vest after three years and have both performance and service conditions. The performance conditions for the 2022 PSUs are based on key financial performance metrics (60% of the total target award amount) and relative total stockholder return over a three-year period (40% of the total target award amount).

Due to the challenge of setting multi-year goals in our industry, the Compensation Committee establishes annual corporate performance goals at the start of each year of the three-year period covered by the annual awards (60% total weighting of the target award value for the 2022 Annual PSUs). While shares are earned at the end of each one-year performance period, they do not vest and become payable until the end of the full three-year period under the terms of the 2022 Annual PSU awards.

For the performance period beginning January 1, 2022 through December 31, 2022, the corporate performance goal established by the Compensation Committee for the 2022 Annual PSUs was consolidated revenue (100% weighting), provided that a minimum consolidated post-bonus Adjusted EBITDA required for any shares to be earned. The revenue goals and potential payouts are set forth in the table below. These performance goals also applied to the 2022 performance period under PSUs granted to the NEOs in 2021 (the “2021 Annual PSUs”).

	PSU 2022 Performance Metrics (in millions)
Performance Metric	Minimum 0% ($)	Target 100% ($)	Maximum 200% ($)	Weighting
Revenue	850.0	905.0	950.0	100%
Adjusted EBITDA(1)	110.0	-	-	-

(1)	Adjusted EBITDA is calculated by excluding from (Loss) income from operations: depreciation; amortization of acquired intangible assets; stock-based compensation; acquisition-related inventory adjustments; certain litigation costs; impairment of goodwill; acquisition-, disposal- and integration- related expense; and restructuring and related expense.

For the performance period beginning January 1, 2023 through December 31, 2023, the performance goals established by the Compensation Committee for the 2021 Annual PSUs and the 2022 Annual PSUs will again use revenue, with no minimum threshold of Adjusted EBITDA required for any shares to be earned. The Compensation Committee will establish the corporate performance goals (and relative weighting) for the performance period beginning January 1, 2024 through December 31, 2024 in early 2024.

For 2022, based on the results discussed above for the SMCIP, the Company’s achievements resulted in none of the target shares for the 2022 performance period being earned under the 2022 Annual PSUs and the 2021 Annual PSUs.

Relative total stockholder return (“Relative TSR”), which comprises 40% of the total target award, is the return on the Company’s stock taking into account the change in the stock price over the three-year measurement period and assuming any dividends are reinvested. Ribbon’s stock performance over the three-year period is compared on a relative basis to a peer index and measured “point-to-point,” with the starting and ending points based on the average 20-trading day closing stock prices at the end of our fiscal years to smooth out any single day volatility.

The table below provides the payout range for the Relative TSR portion of the 2022 Annual PSUs. This portion of the PSU awards cliff vest at the end of the three-year performance period with linear interpolation between each performance hurdle (e.g., 40th percentile Relative TSR performance yields 80% of target payout on this metric).

Payout for Relative TSR Achievement Metric	Relative TSR Achievement
200%	75th percentile
100%	50th percentile
50%	25th percentile

The peer index used to measure Relative TSR for the 2022 PSUs is comprised of the companies formerly included in the Russell 2500 Telecommunications Sub-Sector Index, is as follows:

Acacia Communications, Inc.	Digi International Inc.	NCR Corporation
ADTRAN Inc.	DZS Inc.	NeoPhotonics Corporation
Anterix Inc.	EchoStar Corporation	NETGEAR Inc.
Applied Optoelectronics Inc.	Extreme Networks Inc.	Ooma Inc.
Avaya Holdings Corp.	GTT Communications Inc.	Plantronics Inc.
Bel Fuse Inc.	Harmonic Inc.	Ribbon Communications Inc.
CalAmp Corp.	Infinera Corporation	RingCentral, Inc.
Calix Inc.	InterDigital Inc.	Telenav Inc.
Casa Systems Inc.	Knowles Corporation	Ubiquiti Inc.
Ciena Corporation	KVH Industries Inc.	Viasat Inc.
Clearfield, Inc.	Loral Space & Communications Inc.	Viavi Solutions Inc.
CommScope Holding Company Inc.	Lumentum Holdings Inc.	Vocera Communications Inc.
Comtech Telecommunications Corp.	Maxar Technologies Inc.

McClelland Sign-On PSUs. In connection with his appointment as President and CEO of Ribbon on March 1, 2020, Mr. McClelland was awarded the McClelland Sign-On PSUs that are subject to achievement of specified share price thresholds on or prior to September 1, 2024. The design of the award was intended to (i) to cover multiple years of equity awards that would otherwise be granted to Mr. McClelland, (ii) encourage sustained performance, (iii) be long-term oriented, and (iv) align with interests with our stockholders.

The McClelland Sign-On PSUs are divided into four tranches, with the performance goals necessary to provide for the vesting of the awards based on the sustained achievement of a certain target closing price per share of our common stock as set forth in the table below (each such target, a “Target Stock Price”) during the applicable “Performance Period” (as set forth in the table defined below). The Company will have achieved the Target Stock Price during any Performance Period and the applicable PSUs vest only if the closing price per share of the common stock equals or exceeds the applicable Target Stock Price for a period of twenty (20) consecutive trading days.

Upon achievement of the Target Stock Price during the applicable Performance Period (e.g., attainment of Target Stock Price of $7.50 during the First Performance Period), a number of the McClelland Sign-On PSUs became, or will become, vested as set forth in the table below and Mr. McClelland will receive a number of shares of common stock equal to the number of PSUs that become vested.

Performance Tranche	Performance Period	Value Awarded ($)	Target Stock Price ($)	Number of PSUs Eligible to Vest (#)
First Performance Tranche(1)	March 16, 2020 – September 1, 2021	10,000,000	7.50	1,333,333
Second Performance Tranche	March 16, 2020 – September 1, 2022	15,000,000	12.00	1,250,000
Third Performance Tranche	March 16, 2020 – September 1, 2023	25,000,000	15.00	1,666,667
Fourth Performance Tranche	March 16, 2020 – September 1, 2024	10,000,000	20.00	500,000
Maximum Aggregate Number of Shares Eligible to Be Received:				4,750,000

(1)  The First Performance Tranche previously vested in full in February 2021.

The vesting described in the table above is referred to as “Target Stock Price Vesting.” Notwithstanding the foregoing, in the event that a Target Stock Price is not achieved on or before the conclusion of a Performance Period and Target Stock Price Vesting does not occur, the applicable portion of the McClelland Sign-On PSUs that have not vested in respect of such Performance Period (the “Prior Performance Period Unvested PSUs”) may still become vested as follows:

•	if, on the first business day following the end of the applicable Performance Period, such Prior Performance Period Unvested PSUs remain outstanding and the “Look Back Percentage” (as defined below) for such Performance Period exceeds 0%, then a number of the Prior Performance Period Unvested PSUs relating to such Performance Period equal to (i) the product of (x) the Value Awarded for such Performance Period and (y) the Look Back Percentage for such Performance Period, divided by (ii) the Target Stock Price for the Performance Period shall become vested on the first business day following the end of such Performance Period (the “Look Back Vesting”). For the avoidance of doubt, the Look Back Vesting will only be applied to result in vesting of awards in respect of the applicable Performance Period and not for purposes of any McClelland Sign-On PSUs for prior Performance Periods (e.g., Look Back Vesting with respect to the Third Performance Tranche will in no event result in any vesting of any awards in respect of the Second Performance Tranche); and

•	if (i) the higher Target Stock Price applicable to a subsequent Performance Period is achieved in such subsequent Performance Period (such vesting the “Catch-Up Target Vesting”) or (ii) on the first business day following the end of a subsequent Performance Period, such Prior Performance Period Unvested PSUs remain outstanding and the Look Back Percentage for such subsequent Performance Period equals or exceeds 50%, all Prior Performance Period Unvested PSUs for earlier Performance Period(s) that have not previously vested due to Look Back Vesting (the “Remaining Prior Performance Period Unvested RSUs”) will become vested (such vesting the “Catch-Up Look Back Vesting”); provided that, in the event the Remaining Prior Performance Period Unvested RSUs become vested, the number of shares of common stock to be received upon vesting of such Remaining Prior Performance Period Unvested PSUs in a subsequent Performance Period will equal (a) the “Value Awarded” set forth above for such Remaining Prior Performance Period Unvested PSUs divided by (b) the higher Target Stock Price applicable to such subsequent Performance Period. “Value Awarded” attributable to any awards is the prorated portion of the Value Awarded described in the table above (e.g., if 20% of the First Performance Tranche were Remaining Prior Performance Period Unvested PSUs, their allocable portion of the Value Awarded for the First Performance Tranche would equal $2,000,000 ($10,000,000 x 20%)).

“Look Back Percentage” with respect to any Performance Period means the following (represented as a percentage): (a) (i) the Average Trading Price for such Performance Period minus (ii) 90% of the Target Stock Price for such Performance Period, divided by (b) 10% of the Target Stock Price; provided that the Look Back Percentage shall in no event exceed 100%.

For illustrative purposes, in the event that the Target Stock Price of $7.50 was not achieved in the First Performance Period and no Prior Performance Period Unvested PSUs vested as a result of Look Back Vesting for the First Performance Period, but the Target Stock Price of $12.00 is achieved in the Second Performance Period, then, upon attainment of the Target Stock Price in the Second Performance Period, Mr. McClelland would become vested in the awards applicable to both the First Performance Period and Second Performance Period and such awards would be settled in a total of 2,083,333 shares of our common stock, consisting of (a) 833,333 shares of common stock in respect of the First Performance Tranche (i.e., a number of shares of common stock equal to the First Performance Period’s “Value Awarded” ($10,000,000) divided by $12.00 (i.e., the achieved Target Stock Price in the Second Performance Period)) plus (b) in respect of the Second Performance Tranche, 1,250,000 shares of common stock (i.e., a number of shares of our common stock equal to the Second Performance Period’s “Value Awarded” ($15,000,000) divided by $12.00 (i.e., the achieved Target Stock Price in the Second Performance Period)).

Given the Company’s stock price at the time Mr. McClelland was hired and the difficulty in establishing meaningful long-term financial goals tied to the Company’s financial results in light of the expected closing of the ECI acquisition at that time, which would significantly change the Company’s operations, the Compensation Committee believed that the use of stock performance targets in the McClelland Sign-On PSUs would reward Mr. McClelland for significant improvement in the Company’s financial performance over an extended period (four years) and would align Mr. McClelland’s interests with those of the Company’s other stockholders.

As of September 1, 2022, the closing price for our common stock had not exceeded $12.00 for any 20 consecutive trading day period from March 16, 2020 through September 1, 2022. As a result, the performance condition for the Second Performance Tranche was not achieved and no additional shares vested under the McClelland Sign-On PSUs.

Benefits and Other Compensation.

We have various broad-based employee benefit plans. We do not typically offer perquisites or employee benefits to executive officers that are not also made available to employees on a broad basis.

Our executive officers generally are eligible for the same benefits that are available to all employees, which include group health, dental and vision insurance, life and disability insurance, discretionary 401(k) matching contributions and paid holidays. We offer a 401(k) plan, which allows our employees to invest in a wide array of funds. Except for certain post-termination benefits in connection with severance, we do not provide pension arrangements or post-retirement health coverage for our NEOs. We have entered into indemnification agreements with our executive officers and directors.

Severance and Change of Control Benefits

To attract and retain key executive officers, the Company has entered into executive agreements that include severance and change of control benefits. In the event or threat of a change of control transaction, we believe that these agreements reduce uncertainty and provide compensation for the significant levels of executive engagement and support required during an ownership transition that may result in the termination of their employment. The severance arrangements for the Current NEOs generally provide that, upon termination of the NEO’s employment by the Company without cause, by the NEO for good reason or due to death or disability of the NEO, the NEO is entitled to certain severance payments and benefits as described below. As previously noted. Mr. Scarfo left Ribbon in February 2023 and, as a result, a description of the severance and change of control benefits payable to him is immaterial as they no longer apply.

In addition to the severance benefits and payments described below, in the event of a Change in Control (as defined in the Ribbon Communications Inc. Amended and Restated 2019 Plan Stock Incentive Plan (and referred to herein as a “change in control”), our forms of equity agreements under the Amended and Restated 2019 Plan Stock Incentive Plan provide for certain accelerated vesting of awards thereunder. Except as otherwise noted in the severance arrangements below, effective immediately prior to the occurrence of a change in control, an additional one-third of the number of shares covered by the restricted stock award will become vested and the remaining unvested shares subject to the restricted stock award will continue to vest pursuant to the vesting schedule set forth in the award, except that the vesting schedule will be shortened by 12 months.

Mr. McClelland. We have entered into a severance agreement with Mr. McClelland (the “McClelland Severance Agreement”). Upon a termination of Mr. McClelland’s employment by the Company without Cause or by Mr. McClelland for Good Reason (each as defined in the McClelland Severance Agreement), Mr. McClelland is entitled to:

(a)	severance payments equal to:

(i)	100% of his annual base salary, payable over 12 months following termination,

(ii)	his target annual bonus, payable at the same time as such bonus would have been paid absent termination, and

(iii)	in the event such termination occurs more than six months following the commencement of the fiscal year, Mr. McClelland shall be entitled to receive a prorated portion of the annual bonus for the fiscal year of termination based on actual Company performance and target individual performance (such proration based on the number of days actually employed in such fiscal year) (the “Pro Rata Bonus”), and

(b)	a lump sum payment of an amount equal to the sum of the Company’s share of health plan premium payments for a period of 12 months following termination. In addition, upon such a termination,

(A)	Mr. McClelland’s equity awards that are subject to vesting based solely upon Mr. McClelland’s continued service with the Company and would have vested during the 12-month period following the date of Mr. McClelland’s termination of employment shall vest, and

(B)	(i) all awards that are subject to vesting in whole or in part based on the achievement of performance objective(s) (other than the McClelland Sign-On PSUs) (collectively, “Performance-Based Equity Awards”) with respect to any performance periods ending on or prior to the date of termination shall remain eligible to vest based on actual performance through the end of the applicable performance period, and

(ii)	a pro-rated portion of Performance-Based Equity Awards with respect to any performance periods in which the date of termination occurs shall remain eligible to vest based on performance through the end of the fiscal year in which the date of termination occurs based on actual performance through the end of such fiscal year (such proration based on the number of days actually employed during such performance period).

Notwithstanding the foregoing, to the extent a termination by the Company without Cause or by Mr. McClelland for Good Reason occurs within 12 months following a Change in Control (as defined in the McClelland Severance Agreement), Mr.  McClelland is entitled to receive a cash lump sum payment equal to: (1) 200% of (X) his annual base salary, and (Y) his target annual bonus, (2) in the event such termination occurs more than six months following the commencement of the fiscal year, the Pro Rata Bonus, and (3) a lump sum payment of an amount equal to the sum of the Company’s share of health plan premium payments for a period of 24 months following termination.

In addition, upon such a termination, the vesting of all of Mr. McClelland’s outstanding equity awards (other than the Sign-on RSUs and the Sign-On PSUs) will accelerate, with Performance-Based Equity Awards vesting as if target performance had been achieved, pursuant to the McClelland Severance Agreement. Further, the Sign-on RSUs and Sign-On PSUs will be eligible to vest on or following a Change in Control (as defined in the McClelland Severance Agreement) in accordance with the terms of the underlying award agreements.

Messrs. Lopez, Bucci and Macken. We have entered into severance agreements with each of Messrs. Lopez, Bucci and Macken (each an “Executive Severance Agreement”). Each of the Executive Severance Agreements is subject to a three-year term, with automatic one-year renewals thereafter unless six months’ prior written notice of non-renewal is given before the term automatically renews. In no event will any of the Severance Agreements end before the first anniversary of the date of the closing of a Change of Control (as such term is defined in the respective Severance Agreements) of the Company.

Under each of the Executive Severance Agreements, if the Company terminates the employment of Mr. Lopez, Mr. Bucci or Mr. Macken without Cause (as such term is defined in the respective Executive Severance Agreement) (other than due to death or Disability (as such term is defined in the respective Executive Severance Agreement)) or if Mr. Lopez, Mr. Bucci or Mr. Macken terminates his employment with Good Reason (as such term is defined in the respective Executive Severance Agreement) outside of a Change of Control Protection Period (such term is defined as the period beginning on the date of the closing of a Change in Control and ending on the first anniversary of such Change in Control), each of Messrs. Lopez, Bucci and Macken will be entitled, less applicable withholdings, to receive:

(i)	continued payment of his then-current base salary for a period of 12 months following the termination date;

(ii)	a one-time lump sum cash amount equal to his pro-rated annual bonus, payable at the same time annual bonuses are paid, if at all, to other executive officers of the Company;

(iii)	a one-time lump sum cash amount equal to the aggregate sum of the Company’s share of medical, dental and vision insurance premiums for such executive officer and his dependents for the 12-month period following the termination date;

(iv)	accelerated vesting of the executive officer’s unvested time-based equity awards that are scheduled to vest within twelve months following his termination date; and

(v)	continued eligibility to pro-rata vest unvested performance-based equity awards subject to the Company’s actual achievement of applicable performance conditions for the portion of the performance period through the executive officer’s termination date.

If the Company terminates the employment of any of Mr. Lopez, Mr. Bucci or Mr. Macken without Cause (other than as a result of his death or Disability) or if any of these executive officers terminates his employment with Good Reason during a Change in Control Protection Period, then such executive officer will be entitled to receive:

(i)	a one-time lump sum cash amount equal to twelve months of his then-current base salary;

(ii)	a one-time lump sum cash amount equal to his then-target annual bonus;

(iii)	a one-time lump sum cash amount equal to his pro-rated annual bonus, payable at the same time annual bonuses are paid, if at all, to other executive officers of the Company;

(iv)	a one-time lump sum cash amount equal to the aggregate sum of the Company’s share of medical, dental and vision insurance premiums for such executive officer and his dependents for the 12-month period following the termination date;

(v)	full accelerated vesting of the executive officer’s unvested time-based equity awards; and

(vi)	full accelerated vesting of the executive officer’s unvested performance-based equity awards at a target level of achievement for each applicable performance condition.

Executive Compensation Tables

2022 Summary Compensation Table. The following table sets forth, for the year ended December 31, 2022 and for the two years prior thereto (if applicable), the compensation earned by our Chief Executive Officer, our Chief Financial Officer, and the three most highly compensated executive officers serving as executive officers at December 31, 2022.

Name & Principal Position	Year	Salary ($)	Bonus ($)		Stock Awards(1) ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation(2)($)	All Other Compensation(3) ($)	Total ($)
Bruce	2022	750,000	-		749,998	-	-	34,506	1,534,506
McClelland,	2021	750,000	-		-	-	-	31,423	781,423
President and Chief Executive Officer	2020	478,846	-		3,631,842		783,812	27,749	4,922,249
Miguel Lopez,	2022	525,000	-		1,439,403	-	-	24,521	1,998,924
Executive Vice	2021	525,000	-		1,193,098	-	-	22,622	1,740,720
President and Chief Financial Officer	2020	235,442	-		1,160,692	-	250,129	79,916	1,726,179
Sam Bucci,	2022	461,234	106,110	(4)	1,388,119	-	-	5,744	1,944,397
Executive Vice	2021	461,234	-		1,060,524	-	-	19,378	1,541,136
President and Chief Operating Officer	2020	122,772	101,496		1,810,353	-	133,942	1,961	2,170,524
Patrick Macken,	2022	400,000	-		1,136,522	-	-	34,860	1,571,382
Executive Vice	2021	400,000	-		1,060524		-	31,446	1,491,970
President, Chief Legal Officer and Corporate Secretary	2020	210,154	50,000	(4)	1,188,046	-	219,263	93,150	1,760,613
Tony Scarfo, Former Executive Vice President and General Manager, Cloud & Edge Business Unit(5)	2022	405,000	-		1,093,417	-	-	26,037	1,524,454

(1)	The amounts shown in this column do not reflect compensation actually received by the NEO. Instead, the amounts primarily reflect the grant date fair value of each stock award granted to each NEO. The grant date fair values of stock awards were calculated in accordance with ASC 718. The methodology for calculating the grant date fair value of stock awards is discussed in Note 19 to our Audited Financial Statements for the year ended December 31, 2022. The grant date fair value of restricted stock units is equal to the closing price of our common stock on the date of grant. In 2022, we granted PSUs with both performance and service conditions to all of the NEOs. In 2021, we granted PSUs with both performance and service conditions to all of the NEOs except Mr. McClelland. In 2020, we granted PSUs with both market and service conditions to Messrs. McClelland, Lopez, Bucci and Macken. Mr. McClelland’s and certain of Mr. Bucci’s PSUs granted in 2020 include market conditions related to our stock price trading at or above certain thresholds for a specified amount of time. PSUs that include a market condition require the use of a Monte Carlo simulation approach to model future stock price movements based upon the risk-free rate of return, the volatility of each entity and, where applicable, the pair-wise covariance between each entity. These results are then used to calculate the grant date fair values of the respective PSUs.

(2)	The amounts shown in this column represent the amounts earned under our SMCIP. No bonus payments were made to the NEOs for 2022 under the SMCIP as the performance objectives established for 2022 were not met.

(3)	This column includes the incremental cost of certain perquisites and other personal benefits provided to the NEOs. The components of All Other Compensation for 2022 are as follows:

2022 Compensation Components	Bruce McClelland ($)	Miguel Lopez ($)	Sam Bucci ($)	Patrick Macken ($)	Tony Scarfo ($)
Health Benefits(a)	27,118	16,802	1,984	27,140	18,318
401(k) matching contributions/pension and profit sharing contribution(b)	5,769	6,100	-	6,100	6,100
Life, disability and excess liability insurance(a)	1,283	1,283	3,424	1,283	1,283
Travel medical coverage(a)	336	336	336	336	336
Total All Other Compensation	34,506	24,521	5,744	34,860	26,037

(a)	Represents the Company’s portion of such benefits.
(b)	Represents the Company’s 401(k) matching contributions for Messrs. McClelland, Lopez, Macken and Scarfo and pension and profit sharing contributions for Mr. Bucci.

(4)	Relocation bonus or equivalent payment.

(5)	Mr. Scarfo’s employment with Ribbon was terminated in February 2023.

Grant of Plan-Based Awards in 2022. The following table sets forth information about incentive plan awards made to the NEOs during the year ended December 31, 2022:

		Estimated Future Payouts Under Non-Equity Incentive Plan Awards			Estimated Future Payouts Under Equity Incentive Plan Awards(1)
Name	Grant Date	Threshold ($)	Target ($)	Maximum ($)	Threshold (#)	Target (#)	Maximum (#)	Awards: No. of Units (#)	Grant Date Fair Value of Stock Awards(2) ($)
Bruce McClelland	June 15, 2022	-	-	-	-	241,157	483,314	-	749,998
Miguel Lopez	April 18, 2022	-	-	-	-	-	-	160,256	499,999
	June 15, 2022	-	-	-	-	96,463	192,926	-	300,000
	June 15, 2022	-	-	-	-	64,308	128,616	-	199,998
	June 15, 2022	-	-	-	-	126,607	253,314	-	393,748
Sam Bucci	April 18, 2022	-	-	-	-	-	-	160,256	499,999
	June 15, 2022	-	-	-	-	96,463	192,926	-	300,000
	June 15, 2022	-	-	-	-	64,308	128,616	-	199,998
	June 15, 2022	-	-	-	-	110,117	220,234	-	342,464
Patrick Macken	April 18, 2022	-	-	-	-	-	-	128,205	400,000
	June 15, 2022	-	-	-	-	77,170	154,340	-	239,999
	June 15, 2022	-	-	-	-	51,446	102,892	-	159,997
	June 15, 2022	-	-	-	-	96,463	192,926	-	300,000
Tony Scarfo	April 18, 2022	-	-	-	-	-	-	112,179	349,999
	April 18, 2022	-	-	-	-	-	-	18,497	57,711
	June 15, 2022	-	-	-	-	67,524	135,048	-	210,000
	June 15, 2022	-	-	-	-	45,016	90,032	-	140,000
	June 15, 2022	-	-	-	-	97,668	195,336	-	303,747

(1)	In 2022, we granted PSUs with both market and service conditions to Messrs. Lopez, Bucci, Macken and Scarfo. PSUs that include a market condition require the use of a Monte Carlo simulation approach to model future stock price movements based upon the risk-free rate of return, the volatility of each entity and, where applicable, the pair-wise covariance between each entity. These results are then used to calculate the grant date fair values of the respective PSUs.

Each NEO’s 2022 Annual PSU grant based, in part, on performance is comprised of three consecutive fiscal year performance periods from 2022 through 2024 (each, a “Fiscal Year Performance Period”), with one-third of the Performance PSUs attributable to each Fiscal Year Performance Period. The number of shares that will vest for each Fiscal Year Performance Period will be based on the achievement of certain metrics related to the Company’s financial performance for the applicable year on a standalone basis (each, a “Fiscal Year Performance Condition”). The Company’s achievement of each Fiscal Year Performance Condition (and the number of shares of Company common stock to vest as a result thereof) is measured on a linear sliding scale in relation to specific threshold, target and stretch performance conditions. The Compensation Committee will determine the number of shares earned, if any, after the Company’s financial results for each Fiscal Year Performance Period are finalized. Upon the determination by the Compensation Committee of the number of shares that will be received upon vesting of the 2022 Annual PSUs, such number of shares will become fixed and the unamortized expense will be recorded through the remainder of the service period that ends on March 15, 2025, at which time the total Performance PSUs earned, if any, will vest, pending each executive’s continued employment with the Company through that date.

Each NEO’s 2022 Bonus PSU grant is based on performance for the one-year period beginning January 1, 2022 through December 31, 2022 (the “Bonus Performance Period”) with achievement for the Bonus Performance Period (and the number of shares of Company common stock to vest as a result thereof) measured on a linear sliding scale in relation to the specific threshold, target and maximum performance conditions.

The number of shares of common stock to be achieved upon vesting of the Performance PSUs will in no event exceed 200% of the Performance PSUs. Shares subject to the Performance PSUs that fail to be earned will be forfeited. In March 2023, as discussed in “- Compensation Discussion & Analysis” above, the Compensation Committee determined that the performance metrics for the performance portion of the 2022 Annual PSUs and the 2022 Bonus PSUs had not been achieved at the minimum level and, as a result, no shares were earned for either the 2022 Fiscal Year Performance Period or the Bonus Performance Period.

The TSR portion of the 2022 Annual PSUs have a single three-year performance period, which will end on December 31, 2024 (the “Market Performance Period”). The number of shares subject to the TSR portion of the 2022 Annual PSUs that will vest, if any, on March 15, 2025, will be dependent upon the Company’s TSR compared with the TSR of the peer companies identified by the Compensation Committee for the 2022 Annual PSUs, measured by the Compensation Committee after the Market Performance Period ends. The shares determined to be earned will vest on March 15, 2025, pending each executive’s continued employment with the Company through that date. The number of shares of common stock to be achieved upon vesting of the TSR portion of the 2022 Annual PSUs will in no event exceed 200% of the TSR portion of the 2022 Annual PSUs. Shares subject to the TSR portion of the 2022 Annual PSUs that fail to be earned will be forfeited.

(2)	Amounts reflect the grant date fair values of the RSUs and PSUs estimated in accordance with ASC 718 as of the respective grant dates. The methodology for calculating the grant date fair value of stock awards is discussed in Note 19 to the Company’s Audited Financial Statements for the year ended December 31, 2022.

Outstanding Equity Awards at Fiscal Year-End. The following table sets forth information concerning unvested stock awards held by the NEOs as of December 31, 2022 for those NEOs that held unvested awards as of such date:

	Stock Awards
Name	No. of Shares of Stock Awards that Have Not Vested (#)		Market Value of Shares of Stock that Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares that Have Not Vested (#)		Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares that Have Not Vested(1) ($)
Bruce McClelland				3,416,667	(2)	9,532,501
Miguel Lopez	33,815	(3)	94,344
	26,881	(3)	74,998
	160,256	(3)	447,114
	24,890	(4)	69,443
	39,283	(5)	109,600
				10,573	(4)	29,499
				64,309	(4)	179,422
				21,505	(5)	59,999
				64,308	(5)	179,419
Sam Bucci	33,411	(6)	93,217
	23,894	(6)	66,664
	160,256	(6)	447,114
	25,059	(7)	69,915
	40,094	(8)	111,863
				9,558	(7)	26,667
				64,309	(7)	179,422
				19,116	(8)	53,333
				64,308	(8)	179,419

Patrick Macken	25,000	(9)	69,750
	23,894	(9)	66,664
	128,205	(9)	357,691
	22,884	(10)	63,846
	36,614	(11)	102,153
				9,558	(10)	26,667
				51,447	(10)	143,537
				19,116	(11)	53,334
				51,446	(11)	143,534
Tony Scarfo	27,006	(12)	75,347
	20,908	(12)	58,333
	112,179	(12)	312,979
	20,022	(13)	55,861
	32,037	(14)	89,383
				8,363	(13)	23,333
				45,016	(13)	125,595
				16,727	(14)	46,668
				45,016	(14)	125,595

(1)	In accordance with SEC rules, the market value of unvested restricted stock units was determined by multiplying the number of such shares by $2.79, the closing market price of our common stock on December 30, 2022.
(2)	Mr. McClelland’s 3,416,667 unearned stock units represent shares underlying Performance PSUs, a portion or all of which will be earned and released if and when three separate stock price thresholds are achieved on or before September 1, 2024. The first share price threshold was achieved on March 1, 2021, and accordingly 1,333,333 shares were released to him. Mr. McClelland did not earn any shares in connection with the Company’s 2022 performance under his 2022 Bonus PSUs.
(3)	Of Mr. Lopez’s 33,815 unvested RSUs, 16,592 vested on January 15, 2023, and 16,593 will vest on July 15, 2023. Mr. Lopez’s 26,881 unvested RSUs, 8,960 vested on March 15, 2023, 8,961 will vest on September 15, 2023 and 8,960 will vest on March 15, 2024. Of Mr. Lopez’s 160,256 unvested RSUs, 53,240 vested on April 18, 2023, 26,709 will vest on October 18, 2023, 26,709 will vest on April 18, 2024, 26,709 will vest on October 18, 2024 and 26,709 will vest on April 18, 2025.
(4)	The 24,890 unvested stock units represent the number of shares underlying Mr. Lopez’s unvested 2020 PSUs based on actual 2020 performance; these shares vested on March 15, 2023. Mr. Lopez’s 10,573 unearned stock units represent shares underlying 2021 Annual PSUs that will vest upon achievement of target performance goals in a future performance period; shares earned, if any, will vest on March 15, 2024. Mr. Lopez’s 64,309 unearned stock units represent shares underlying 2022 Annual PSUs that will vest upon achievement of target performance goals in future performance periods; shares earned, if any, will vest on March 15, 2025. Mr. Lopez did not earn any shares in connection with the Company’s 2021 and 2022 performance under the 2020 Annual PSUs, the 2021 Annual PSUs, the 2022 Annual PSUs or under his 2022 Bonus PSUs.
(5)	The 24,890 unvested stock units represent the number of shares underlying Mr. Lopez’s unvested 2020 PSUs based on the actual relative TSR for the 3-year period ended December 31, 2022; these shares vested on March 15, 2023. The 21,505 unvested stock units represent the shares underlying Mr. Lopez’s unvested 2021 PSUs based on relative TSR, which have a three-year performance period, and that will vest upon achievement of target performance; shares earned, if any, will vest on March 15, 2024. The 64,308 unvested stock units represent the shares underlying Mr. Lopez’s unvested 2022 PSUs based on relative TSR, which have a three-year performance period, and that will vest upon achievement of target performance; shares earned, if any, will vest on March 15, 2025.
(6)	Of Mr. Bucci’s 33,411 unvested RSUs, 16,705 vested on March 15, 2023 and 16,706 will vest on September 15, 2023. Of Mr. Bucci’s 23,894 unvested RSUs, 7,965 vested on March 15, 2023, 7,964 will vest on September 15, 2023 and 7,965 will vest on March 15, 2024. Of Mr. Bucci’s 160,256 unvested RSUs, 53,240 vested on April 18, 2023, 26,709 will vest on October 18, 2023, 26,709 will vest on April 18, 2024, 26,709 will vest on October 18, 2024 and 26,709 will vest on April 18, 2025.
(7)	The 25,059 unvested stock units represent the number of shares underlying Mr. Bucci’s unvested 2020 PSUs based on actual 2020 performance; these shares vested on March 15, 2023. Mr. Bucci’s 9,558 unearned stock units represent shares underlying 2021 Annual PSUs that will vest upon achievement of target performance goals in a future performance period; shares earned, if any, will vest on March 15, 2024. Mr. Bucci’s 64,309 unearned stock units represent shares underlying 2022 Annual PSUs that will vest upon achievement of target performance goals in future performance periods; shares earned, if any, will vest on March 15, 2025. Mr. Bucci did not earn any shares in connection with the Company’s 2021 and 2022 performance under the 2020 Annual PSUs, the 2021 Annual PSUs, the 2022 Annual PSUs or under his 2022 Bonus PSUs.
(8)	The 25,059 unvested stock units represent the number of shares underlying Mr. Bucci’s unvested 2020 PSUs based on the actual relative TSR for the 3-year period ended December 31, 2022; these shares vested on March 15, 2023. The 19,116 unvested stock units represent the shares underlying Mr. Bucci’s unvested 2021 PSUs based on relative TSR, which have a three-year performance period, and that will vest upon achievement of target performance; shares earned, if any, will vest on March 15, 2024. The 64,308 unvested stock units represent the shares underlying Mr. Bucci’s unvested 2022 PSUs based on relative TSR, which have a three-year performance period, and that will vest upon achievement of target performance; shares earned, if any, will vest on March 15, 2025.

(9)	Of Mr. Macken’s 25,000 unvested RSUs, 25,000 will vest on June 19, 2023. Of Mr. Macken’s 23,894 unvested RSUs, 7,965 vested on March 15, 2023, 7,964 will vest on September 15, 2023 and 7,965 will vest on March 15, 2024. Of Mr. Macken’s 128,205 unvested RSUs, 42,736 vested on April 18, 2023, 21,367 will vest on October 18, 2023, 21,368 will vest on April 18, 2024, 21,367 will vest on October 18, 2024 and 21,367 will vest on April 18, 2025.
(10)	The 22,884 unvested stock units represent the number of shares underlying Mr. Macken’s unvested 2020 PSUs based on actual 2020 performance; these shares vested on March 15, 2023. Mr. Macken’s 9,558 unearned stock units represent shares underlying 2021 Annual PSUs that will vest upon achievement of target performance goals in a future performance period; shares earned, if any, will vest on March 15, 2024. Mr. Macken’s 51,447 unearned stock units represent shares underlying 2022 Annual PSUs that will vest upon achievement of target performance goals in future performance periods; shares earned, if any, will vest on March 15, 2025. Mr. Macken did not earn any shares in connection with the Company’s 2021 and 2022 performance under the 2020 Annual PSUs, the 2021 Annual PSUs, the 2022 Annual PSUs or under his 2022 Bonus PSUs.
(11)	The 36,614 unvested stock units represent the number of shares underlying Mr. Macken’s unvested 2020 PSUs based on the actual relative TSR for the 3-year period ended December 31, 2022; these shares vested on March 15, 2023. The 19,116 unvested stock units represent the shares underlying Mr. Macken’s unvested 2021 PSUs based on relative TSR, which have a three-year performance period, and that will vest upon achievement of target performance; shares earned, if any, will vest on March 15, 2024. The 51,446 unvested stock units represent the shares underlying Mr. Macken’s unvested 2022 PSUs based on relative TSR, which have a three-year performance period, and that will vest upon achievement of target performance; shares earned, if any, will vest on March 15, 2025.
(12)	Of Mr. Scarfo’s 27,006 unvested RSUs, 27,006 vested on March 16, 2023. Of Mr. Scarfo’s 20,908 unvested RSUs, 6,970 vested on March 15, 2023 and 13,938 vested on March 17, 2023 in connection with his departure from the Company. Of Mr. Scarfo’s 112,179 unvested RSUs, 56,090 vested on March 17, 2023 and the remaining unvested RSUs were forfeited in connection with his departure from the Company.
(13)	The 20,022 unvested stock units represent the number of shares underlying Mr. Scarfo’s unvested 2020 PSUs based on actual 2020 performance; these shares vested on March 15, 2023. Mr. Scarfo’s 8,363 unearned stock units represent shares underlying 2021 Annual PSUs, a pro rata portion of which will vest upon achievement of target performance goals in a future performance period; shares earned, if any, will vest on March 15, 2024. Mr. Scarfo’s 45,016 unearned stock units represent shares underlying 2022 Annual PSUs that will vest upon achievement of target performance goals in future performance periods; shares earned, if any, will vest on March 15, 2025. Mr. Scarfo did not earn any shares in connection with the Company’s 2021 and 2022 performance under the 2020 Annual PSUs, the 2021 Annual PSUs, the 2022 Annual PSUs or under his 2022 Bonus PSUs.
(14)	The 32,037 unvested stock units represent the number of shares underlying Mr. Scarfo’s unvested 2020 PSUs based on the actual relative TSR for the 3-year period ended December 31, 2022; these shares vested on March 15, 2023. The 16,727 unvested stock units represent the shares underlying Mr. Scarfo’s unvested 2021 PSUs based on relative TSR, which have a three-year performance period, and that will vest upon achievement of target performance; shares earned, if any, will vest on March 15, 2024. The 45,016 unvested stock units represent the shares underlying Mr. Scarfo’s unvested 2022 PSUs based on relative TSR, which have a three-year performance period. As a result of Mr. Sarfo’s departure in February 2023, a pro-rata portion will vest upon achievement of target performance measured as of December 31, 2023; shares earned, if any, will vest not later than March 15, 2024.

2022 Stock Vested. The following table summarizes for the NEOs in 2022 the number of shares acquired upon the vesting of stock awards and the value realized, before payout of any applicable withholding tax. NEOs that did not have any stock awards vest in 2022 are excluded from the table.

	Stock Awards
Name	No. of Shares Acquired on Vesting(1) (#)	Value Realized on Vesting(2) ($)
Miguel Lopez	43,476	130,906
Sam Bucci	57,308	168,190
Patrick Macken	48,896	138,708
Tony Scarfo	132,629	382,673

(1)	We withhold and retire enough vesting shares to cover each NEO’s withholding tax obligations associated with the vesting of such shares.

Of Mr. Lopez’s 43,476 shares that vested in 2022, 15,207 shares were returned to us to satisfy the tax withholding obligations associated with the vesting of the shares.

Of Mr. Bucci’s 57,308 shares that vested in 2022, 28,487 shares were returned to us to satisfy the tax withholding obligations associated with the vesting of the shares.

Of Mr. Macken’s 48,896 shares that vested in 2022, 19,679 shares were returned to us to satisfy the tax withholding obligations associated with the vesting of the shares.

Of Mr. Scarfo’s 132,629 shares that vested in 2022, 36,537 shares were returned to us to satisfy the tax withholding obligations associated with the vesting of the shares.

(2)	In accordance with SEC rules, the aggregate dollar amount realized upon vesting of restricted stock units was determined by multiplying the number of shares by the closing market price of our common stock on the day before vesting.

Potential Payments Upon Termination or Upon a Change in Control. The table below shows potential payments to the NEOs with severance or change in control arrangements upon termination or upon a change in control of our Company. The amounts shown assume that termination and/or change in control was effective as of December 31, 2022, the last day of our fiscal year, and are estimates of the amounts that would have been paid to or realized by the NEOs upon such a termination or change in control on such date. The actual amounts to be paid or realized can only be determined at the time of an NEO’s termination or following a change in control.

Name	Potential Payments	Termination Without Cause or for Good Reason(1) ($)	Termination Upon Death or Disability ($)	Change in Control ($)	Termination Without Cause or for Good Reason following a Change in Control ($)
Bruce McClelland	Cash Severance	1,500,000	-	-	3,000,000
	Stock Awards(2)	-	-	-	-
	Health Benefits	27,867	-	-	27,867
	Total	1,527,867	-	-	3,027,867
Miguel Lopez	Cash Severance	525,000	-	-	918,750
	Stock Awards(2)	546,695	-	-	1,144,287
	Health Benefits	8,927	-	-	8,927
	Total	1,080,622	-	-	2,071,964
Sam Bucci	Cash Severance	425,986	-	-	745,476
	Stock Awards(2)	496,389	-	-	1,085,647
	Health Benefits	2,580	-	-	2,580
	Total	924,955	-	-	1,833,703
Patrick Macken	Cash Severance	400,000	-	-	700,000
	Stock Awards(2)	459,038	-	-	943,777
	Health Benefits	27,896	-	-	27,896
	Total	886,934	-	-	1,671,673

(1)	Represents the severance benefits that the NEO would be eligible to receive absent a change in control.

(2)	These amounts represent the gains that would be realized on the acceleration of unvested restricted share units and performance-based stock units in accordance with the NEOs’ respective employment and/or grant agreements. The gains were calculated by multiplying our closing stock price of $2.79 on December 30, 2022 by the number of shares (or shares underlying PSUs) that would accelerate.

For Mr. McClelland, the closing stock price of $2.79 on December 30, 2022 was used to determine any vesting of his McClelland Sign-On PSUs.

CEO Pay Ratio

To determine the median annual compensation for all employees other than the CEO, a median employee was identified from the worldwide population of employees, excluding 185 employees (which in the aggregate represent less than 5% of the Company’s total employee population) from the following jurisdictions: Mexico (84 employees); Czechia (45 employees); Malaysia (26 employees); Philippines (24 employees); Vietnam (5 employees); and Togo (1 employee). No employees were excluded from the employee population due to data privacy issues. This determination was done as of November 30, 2021 and was not updated in 2022 because the Company determined that there had not been any material change in the overall employee population since that date.

To determine the median employee, we utilized the “regular earnings” of the applicable employees, which represents cash compensation excluding bonus, commissions and other similar incentive compensation. The Company did not utilize any cost of living or other material adjustments. In connection with our analysis, we utilized the foreign currency exchange rate used for our internal financial accounting purposes. Based on the foregoing, the median employee was determined to be a Program Management Engineering Technical Specialist working on a full-time basis in Canada.

For 2022, the annual total compensation for the median employee was $71,209 and the annual total compensation for our CEO was $1,534,506, which reflects the total compensation paid to Mr. McClelland, the Chief Executive Officer for 2022. Based on the calculation of the annual total compensation for both the CEO and the median employee (as described above), the ratio of CEO pay to the median employee pay is approximately 21.5:1. The pay ratio provided is a reasonable estimate. Because the SEC rules for identifying the median employee and calculating the pay ratio allow companies to use different methodologies, exemptions, estimates and assumptions, our pay ratio may not be comparable to the pay ratio reported by other companies or our pay ratio in any future year.

Employee	2022 Annual Total Compensation ($)	Pay Ratio Estimate
Mr. McClelland, President and Chief Executive Officer	1,534,506	21.5:1
Our median employee (other than our CEO)	71,209

Compensation Committee Report

The information contained in this Amendment No. 1 shall not be deemed to be “soliciting material” or “filed” or incorporated by reference in future filings with the SEC, or subject to the liabilities of Section 18 of the Exchange Act, except to the extent that we specifically request that it be treated as soliciting material or specifically incorporate it by reference into a document filed under the Securities Act of 1933, as amended (the “Securities Act”), or the Exchange Act.

The Compensation Committee consists of Beatriz V. Infante, Bruns H. Grayson and Mariano de Beer. The Compensation Committee has reviewed and discussed the CD&A required by Item 402(b) of Regulation S-K with our management. Based on this review and discussion, the Compensation Committee recommended to our Board of Directors that the CD&A be included in this Amendment No. 1.

Submitted by,

Beatriz V. Infante (Chair)

Mariano de Beer

Bruns H. Grayson

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth information regarding beneficial ownership of our common stock as of March 31, 2023 by:

•	each person who beneficially owns, to the best of our knowledge, more than 5% of the outstanding shares of our common stock;

•	each of our current named executive officers;

•	each of our directors; and

•	all of our current executive officers and directors as a group (together, the “Beneficial Holders”).

Beneficial ownership is determined in accordance with the rules of the SEC, and includes voting or investment power with respect to shares. In computing the number of shares beneficially owned by each person named in the following table and the percentage ownership of that person, shares of common stock that the person has the right to acquire within 60 days of March 31, 2023 through the exercise of any equity right, are deemed owned by that person and are also deemed outstanding. These shares are not, however, deemed outstanding for purposes of computing the percentage ownership of any other person.

Unless otherwise indicated below, to our knowledge, all persons named in the table have sole voting and investment power with respect to their shares of common stock, except to the extent authority is shared by spouses under applicable law. The percentage of common stock outstanding as of March 31, 2023 is based upon 169,229,979 shares of common stock outstanding on that date. Unless otherwise indicated, the address of all listed stockholders is 6500 Chase Oaks Blvd, Suite 100, Plano, TX 75023.

Name of Beneficial Owner	Number of Shares Beneficially Owned (#)	Percentage of Common Stock Outstanding
Bruce McClelland	1,141,963	*
Miguel Lopez(1)	226,381	*
Sam Bucci(2)	233,022	*
Patrick Macken(3)	209,427	*
Tony Scarfo(4)	463,263	*
Directors
Mariano S. de Beer	29,321	*
R. Stewart Ewing, Jr.	58,477	*
Bruns H. Grayson	405,394	*
Beatriz V. Infante	218,790	*
Scott Mair	0	*
Shaul Shani	14,797	—
Richard W. Smith	0	—
Tanya Tamone	41,886	*
All current executive officers and directors as a group (13 persons) (5)	3,042,721
		1.80%
5% Owners
JPMorgan Chase & Co.(6)	52,036,572	30.67%
• OEP II Partners Co-Invest
510 Madison Avenue, 19th Floor
New York, NY 10022
• JPMorgan Chase
383 Madison Avenue
New York, NY 10179
• Each of JPMC Heritage Parent LLC and Heritage PE (OEP) III, L.P.
277 Park Avenue
New York, NY 10172
Swarth Investments Ltd.(7)	27,877,384	16.43%
• Newport House
15 The Grange
St. Peter Port, Guernsey
GY1 4LA
Neuberger Berman Group LLC(8)	15,637,367	9.14%
Neuberger Investment Advisers LLC
• 1290 Avenue of the Americas
New York, NY 10104

*            Less than 1% of the outstanding shares of common stock.

(1)	Beneficial ownership includes 53,420 shares issuable upon the vesting of RSUs within 60 days of March 31, 2023.

(2)	Beneficial ownership includes 53,420 shares issuable upon the vesting of RSUs within 60 days of March 31, 2023.

(3)	Beneficial ownership includes 42,736 shares issuable upon the vesting of RSUs within 60 days of March 31, 2023.

(4)	Mr. Scarfo left Ribbon in February 2023.

(5)	Beneficial ownership includes 149,576 shares issuable upon the vesting of RSUs within 60 days of March 31, 2023.

(6)	Beneficial ownership includes warrants to purchase 441,645 shares of common stock which are exercisable within 60 days of March 31, 2023. JPMorgan Chase & Co. is the sole member of JPMorgan Chase Holdings LLC, which is the sole member of OEP Holdings LLC, which is the sole member of JPMC Heritage Parent LLC, which is the general partner of OEP General Partner III L.P., which is the general partner of Heritage PE (OEP) III, L.P. OEP II Partners Co-Invest, L.P. is subject to certain contractual agreements and statutory obligations to acquire and vote shares side-by-side with Heritage PE (OEP) III, L.P. By virtue of these agreements and obligations, JPMorgan Chase & Co. may be deemed to have or share beneficial ownership over the shares held directly by OEP II Partners Co-Invest, L.P. Notwithstanding the above, JPMorgan Chase does not directly or indirectly own any interest in OEP II Partners Co-Invest, L.P. J.P. Morgan Securities LLC, an affiliate of JPMorgan Chase & Co., is a registered broker-dealer. Rick W. Smith, an officer of JPMorgan Chase & Co., is a member of the Board of Directors of the Company.

(7)	Beneficial ownership includes warrants to purchase 441,645 shares of common stock which are exercisable within 60 days of March 31, 2023. Each of Nicholas Moss, Suzanne Hart and Georgios Antoniades, each a director of Swarth Investments Ltd., may be deemed to have investment discretion over the shares of common stock held by Swarth Investments Ltd, which investment discretion requires the approval of at least two of such directors. Shaul Shani, Founder and Chairman of the Swarth Group, is a member of the Board of Directors of the Company.

(8)	Beneficial ownership includes warrants to purchase 1,821,166 shares of common stock which are exercisable within 60 days of March 31, 2023 held by Neuberger Berman Group LLC (“NBG”) and client funds and accounts managed or advised by Neuberger Berman Investment Advisers LLC (“NBIA”). NBG and certain of its affiliates, including NBIA, have voting power and investment power over the shares. NBG and its affiliates do not, however, have any economic interest in the shares.

Equity Compensation Plan Information

The following table provides information as of December 31, 2022 with respect to the shares of our common stock that may be issued under our existing equity compensation plans:

Plan Category	No. of Securities to be issued upon exercise of outstanding options, warrants and rights (a)		Weighted average exercise price of outstanding options, warrants and rights (b)		No. of securities remaining available for issuance under equity compensation plan (excluding securities referenced in column (a) and (c))
Equity compensation plans approved by stockholders	9,911,135	(1)	-		9,115,738	(2)
Equity compensation plans not approved by stockholders	3,585,366	(3)	$13.06	(4)	105,495	(5)
Total	13,496,501				9,221,233

(1)	Consists of 7,640,044 RSUs and 2,271,091 PSUs at maximum payout, none of which have voting or other rights of ownership under the Amended and Restated 2019 Plan.
(2)	Consists of shares available for future issuance under the Amended and Restated 2019 Plan. In addition to being available for future issuance upon exercise of options that may be granted after December 31, 2022, the shares available under the Amended and Restated 2019 Plan may also be issued in the form of restricted stock, RSUs, PSUs, stock appreciation rights or other equity-based awards.
(3)	Includes the 3,416,667 McClelland Sign-on PSUs issued to Mr. McClelland on March 15, 2020 as a material inducement for his employment. The McClelland Sign-on PSUs were approved by the Compensation Committee in reliance on the employment inducement exception to stockholder approval provided under Nasdaq Listing Rule 5635(c)(4). Also includes 101,112 options outstanding under the 2008 Stock Incentive Plan (the “2008 Plan”, which was assumed in connection with the Company’s August 24, 2012 acquisition of Network Equipment Technologies, Inc. (“NET”)), 26,600 options outstanding under the 2012 Amended Performance Technologies, Incorporated Omnibus Incentive Plan (the “2012 Plan”, which was assumed in connection with the Company’s February 19, 2014 acquisition of Performance Technologies, Incorporated (“PT”)), and 40,987 options outstanding under the 2002 Stock Option Plan (the “2002 Plan”, which was assumed in connection with the Company’s August 3, 2018 acquisition of Edgewater Networks, Inc. (“Edgewater”) and, together with the 2008 Plan, the 2012 Plan, the 2002 Plan and the Company’s Amended and Restated Stock Incentive Plan (the “2007 Equity Plan”), the “Prior Plans”). These amounts include options that were either outstanding as of the respective dates of acquisition of NET, PT and Edgewater and assumed by the Company or granted under either the 2008 Plan or the 2012 Plan since the respective acquisition dates. No future awards may be granted under either the 2008 Plan or the 2012 Plan.
(4)	Represents the weighted average exercise price for options to purchase the Company’s common stock outstanding under the 2002 Plan, 2008 Plan and the 2012 Plan.
(5)	Consists of shares available for future issuance under the 2002 Plan, which is further described in Note 19 to our Audited Financial Statements for the year ended December 31, 2022. The Company does not intend to make any future grants under the 2002 Plan. At the Company’s annual stockholder meeting on June 5, 2019, the Company’s stockholders approved, among other matters, transferred all shares for future issuance from each of the Prior Plans and provided that any outstanding awards under the Prior Plans that expire, are terminated, cancelled, surrendered or forfeited, or are repurchased by the Company at their original issuance price pursuant to a contractual repurchase right under the Prior Plans will be returned to the Amended and Restated 2019 Plan.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

Code of Ethics

Our Board has adopted a written Amended and Restated Code of Conduct, which qualifies as a “code of ethics” as defined by SEC rules. The Amended and Restated Code of Conduct is intended to provide guidance on the conduct expected of Ribbon’s employees, officers and directors in the interests of preserving Ribbon’s reputation for integrity, accountability and fair dealing. To ensure that our business is conducted in a consistently legal and ethical manner, our Amended and Restated Code of Conduct applies to all of our directors, officers and employees.

We intend to disclose any amendment to or waiver of a provision of the Amended and Restated Code of Conduct that applies to our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions, by posting such information on our website at www.ribboncommunications.com.

Transactions with Related Persons

The Board adopted a written related person transaction policy, which sets forth our policies and procedures for the review, approval or ratification of any transaction required to be reported in our filings with the SEC. Under the policy, any potential related person transactions must be reported to our Chief Legal Officer, who is responsible for determining whether such transactions constitute related person transactions subject to the policy. Our Chief Legal Officer is required to present to the Audit Committee each proposed related person transaction. The Audit Committee may approve or ratify the transaction only if the Audit Committee determines that, under all of the circumstances, the transaction is in the best interests of the Company and its stockholders, as the Audit Committee determines in good faith. The Audit Committee may, in its sole discretion, impose such conditions as it deems appropriate on the Company or the related person in connection with approval of the related person transaction. If the Audit Committee does not approve or ratify a related person transaction, such transaction will not be entered into or will be terminated, as the Audit Committee directs.

The following are certain transactions, arrangements and relationships with our directors, executive officers and stockholders owning 5% or more of our outstanding common stock since December 31, 2022.

Stockholders Agreement. The Company has entered into the Stockholders Agreement with the JPM Stockholders and Swarth. The Stockholders Agreement provides the JPM Stockholders and Swarth with certain Board and Board committee designation rights as described above under “Item 10. Directors, Executive Officers and Corporate Governance – Board of Directors.”

The Stockholders Agreement contains certain standstill provisions restricting the JPM Stockholders and Swarth from acquiring (or seeking or making any proposal or offer with respect to acquiring) additional shares of Ribbon common stock or any security convertible into Ribbon common stock or any assets, indebtedness or businesses of Ribbon common stock or any of its subsidiaries. Certain customary exclusions apply, and acquisition of shares of Ribbon common stock by a Ribbon stockholder will be permitted so long as such acquisition would not result in such stockholder and its affiliates beneficially owning a number of Ribbon common stock that is greater than 120% of the number of voting shares of Ribbon common stock held by the JPM Stockholders or Swarth, as applicable, on March 3, 2020 (or such lower number as specified in the Stockholders Agreement).

The standstill restrictions apply from the date of the Stockholders Agreement until the earlier of the entry by Ribbon into a definitive agreement constituting a change of control transaction as discussed in further detail below and (ii) such date as the JPM Stockholders or Swarth, as applicable, no longer has a right to designate any members of the Board.

Without the approval of a majority of the disinterested directors serving on the Board, neither the JPM Stockholders nor Swarth may enter into or affirmatively support any transaction resulting in a change of control of Ribbon in which any such stockholder receives per share consideration as a holder of Ribbon common stock in excess of that to be received by other holders of Ribbon common stock.

The Stockholders Agreement will terminate by mutual consent of Ribbon, a majority in interest of the JPM Stockholders and Swarth (including the approval by a majority of independent directors (as defined in the Stockholders Agreement)) or with respect to either the JPM Stockholders or Swarth, on the date that such stockholder ceases to beneficially own 2% or more of the issued and outstanding Ribbon common stock.

Private Placements. On August 12, 2022, the Company entered into a Securities Purchase Agreement with certain investors for the sale (the “Common Equity Offering”) in a private placement by the Company of 17,071,311 shares (the “Shares”) of the Company’s common stock, par value $0.0001 per share, at a price of $3.05 per share. Participants in the Common Equity Offering included affiliates of the JPM Stockholders (who purchased 1,639,344 Shares in the Common Equity Offering) and Swarth (who purchased 1,639,344 shares in the Common Equity Offering).

On March 28, 2023, the Company entered into a Securities Purchase Agreement with certain investors for the sale (the “Preferred Equity Offering”) in a private placement of (i) 55,000 shares of the Company’s Series A preferred stock, par value $0.01 per share (the “Series A Preferred Stock”), at a price per share of $970, and (ii) warrants (the “Warrants”) to purchase up to an aggregate of 4,858,090 shares of the Company’s common stock at an exercise price of $3.77 per share. Participants in the Preferred Equity Offering included affiliates of the JPM Stockholders (who purchased 5,000 shares of Series A Preferred Stock and Warrants to purchase 441,645 shares of common stock) and Swarth (who purchased 5,000 shares of Series A Preferred Stock and Warrants to purchase 441,645 shares of common stock). The Securities Purchase Agreement for the Preferred Equity Offering provides the investors party thereto with certain registration rights that required the Company to file a registration statement on Form S-3 with the SEC within 30 days following the closing of the Preferred Equity Offering to register the Series A Preferred Stock, the Warrants and the common stock underlying the Warrants for resale by such investors (which registration statement was filed on April 4, 2023). The Company also agreed, among other others things, to indemnify the selling securityholders under the registration statement on Form S-3 from certain liabilities and to pay all fees and expenses incident to the Company’s performance of our compliance with the registration of the Series A Preferred Stock, Warrants and the shares of common stock underlying the Warrants.

The terms of the Common Equity Offering and the Preferred Equity Offering, including the participation affiliates of the JPM Stockholders and Swarth, were reviewed and approved by the Board and the Audit Committee thereof.

Registration Rights Agreement. In connection with the Common Equity Offering, the Company entered into a Second Amended and Restated Registration Rights Agreement (the “Registration Rights Agreement”) with the investors in the Common Equity Offering, including the JPM Stockholders and Swarth.

Under the Registration Rights Agreement, certain holders of Ribbon common stock were granted certain registration rights, including: (1) the right to request that Ribbon file an automatic shelf registration statement and effect unlimited underwritten offerings pursuant to such shelf registration statement; (2) unlimited demand registrations; and (3) unlimited piggyback registration rights that allow holders of registrable shares to require that shares of Ribbon common stock owned by such holders be included in certain registration statements filed by Ribbon, in each case subject to the transfer restrictions contained in the Stockholders Agreement.

In connection with these registration rights, Ribbon has agreed to effect certain procedural actions, including taking certain actions to properly effect any registration statement or offering and to keep the participating Ribbon stockholders reasonably informed with adequate opportunity to comment and review, as well as customary indemnification and contribution agreements.

Director Independence

Our Corporate Governance Guidelines provide that, in determining the independence of a director, the Board will be guided by the definitions of “independent director” in the listing rules of Nasdaq and applicable laws and regulations as well as the definition of “independent director” set forth in the Stockholders Agreement.

During its annual review of director independence, the Board considers all information it deems relevant, including without limitation, any transactions and relationships between each director or any member of his or her immediate family and the Company and its subsidiaries and affiliates. The Board conducted an annual review of director independence and affirmatively determined that each of Mariano S. de Beer, R. Stewart Ewing, Jr., Bruns H. Grayson, Beatriz V. Infante, Scott Mair and Tanya Tamone met the definition of “independent director” under the Nasdaq listing rules and the Stockholders Agreement. Following a review of their respective relationships, including, with respect to Mr. Smith, his affiliation with the JPM Stockholders, and with respect to Mr. Shani, his affiliation with Swarth, the Board determined that none of Bruce W. McClelland, Shaul Shani or Richard W. Smith qualify as independent directors under the Nasdaq listing rules or the Stockholders Agreement.

There are no family relationships among any of our directors, nominees for director and executive officers.

Item 14.	Principal Accounting Fees and Services.

The following is a summary and description of fees for services provided by Deloitte & Touche LLP (“Deloitte”), as the Company’s independent registered public accounting firm in 2022 and 2021:

	Fiscal Year Ended
Fee Category	2022 ($)	2021 ($)
Audit fees(1)	2,679,421	2,551,006
Audit-related fees(2)	-	15,000
Tax fees(3)	46,850	150,494
All other fees(4)	3,750	3,790
Total	2,730,021	2,720,290

(1)	Audit fees. These amounts for 2022 represent fees for the audit of our consolidated financial statements included in our 2022 Annual Report on Form 10-K, the review of financial statements included in our Quarterly Reports on Form 10-Q, the audit of our internal control over financial reporting and the services that an independent auditor would customarily provide in connection with subsidiary audits, statutory requirements, regulatory filing and similar engagements for the fiscal year, such as consents and assistance with review of documents filed with the SEC. Audit fees also include advice on accounting matters that may arise in connection with, or as a result of, the audit or the review of periodic consolidated financial statements and statutory audits that non-U.S. jurisdictions require.
(2)	Audit-related fees. Audit-related fees consist of fees related to due diligence services and accounting consultations regarding the application of generally accepted accounting principles to proposed transactions.
(3)	Tax fees. Tax fees consist of professional services for tax compliance, tax advice and tax planning. These services include assistance regarding federal, state and international tax compliance, value-added tax compliance, and transfer pricing advice and planning.
(4)	All other fees. All other fees consist of professional products and services other than the services reported above, including fees for our subscription to Deloitte’s online accounting research tool.

The Audit Committee has adopted a policy to pre-approve audit and permissible non-audit services provided by the independent registered public accounting firm. These services may include audit services, audit-related services, tax services and other services. Prior to engagement of the independent registered public accounting firm for the next year’s audit, the independent registered public accounting firm and our management submit a list of services expected to be rendered during that year for each of the four categories of services to the Audit Committee for approval. Pre-approval is generally provided for up to one year and any pre-approval is detailed as to the particular service or category of services. The independent registered public accounting firm and our management periodically report to the Audit Committee regarding the extent of services provided by the independent registered public accounting firm in accordance with this pre-approval process. The Audit Committee may also pre-approve particular services on a case-by-case basis. The Audit Committee pre-approved all of the services and fees of Deloitte set forth above in accordance with such policy.

Our Audit Committee requires the regular rotation of the lead audit partner and concurring partner as required by Section 203 of the Sarbanes-Oxley Act of 2002 and is responsible for recommending to our Board policies for hiring employees or former employees of the independent registered public accounting firm. The Audit Committee has determined that the provision of services described above to us by Deloitte is compatible with maintaining Deloitte’s independence.

PART IV

Item 15.	Exhibits, Financial Statement Schedules

(a)	Financial Statements and Schedules

The financial statements and financial statement schedules are included in Item 8 of the Original Form 10-K.

(b)	Exhibits

The exhibits required to be filed by Item 15 are set forth in, and filed with or incorporated by reference in, the “Exhibit Index” of the Original Form 10-K. The “Exhibit Index” to this Form 10-K/A sets forth the additional exhibits required to be filed with this Form 10-K/A.

Exhibit Index

Exhibit No.	Description
31.1*	Certification of Ribbon Communications Inc. Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Ribbon Communications Inc. Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
104*	Cover Page Interactive Data File (embedded within the Inline XBRL document)

*            Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this Amendment No. 1 to its Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized on April 28, 2023.

RIBBON COMMUNICATIONS INC.
(Registrant)

April 28, 2023	By:	/s/ Bruce McClelland
Bruce McClelland
President and Chief Executive Officer