Form 10-Q
period 2023-03-31
Ribbon Communications Inc.
filed 2023-04-28
CIK 1708055

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2023
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act) ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒
As of April 25, 2023, there were 170,086,638 shares of the registrant's common stock, $0.0001 par value per share, outstanding.

RIBBON COMMUNICATIONS INC.
FORM 10-Q
QUARTERLY PERIOD ENDED MARCH 31, 2023

Cautionary Note Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q contains "forward-looking statements" within the meaning of the U.S. Private Securities Litigation Reform Act of 1995, which are subject to a number of risks and uncertainties. All statements other than statements of historical facts contained in this Quarterly Report on Form 10-Q, including statements regarding our future expenses, results of operations and financial position, integration activities, capital structure, credit facility compliance, restructuring activities, expected impacts from the war in Ukraine and the financial sanctions imposed in connection therewith, beliefs about our business strategy, availability of components for the manufacturing of our products, ongoing litigation, plans and objectives of management for future operations and manufacturing are forward-looking statements. Without limiting the foregoing, the words "anticipates", "believes", "could", "estimates", "expects", "intends", "may", "plans", "seeks" and other similar language, whether in the negative or affirmative, are intended to identify forward-looking statements, although not all forward-looking statements contain these identifying words. Forward-looking statements are based on our current expectations and assumptions regarding our business, the economy and other future conditions. Because forward-looking statements relate to the future, they are subject to inherent uncertainties, risks and changes in circumstances that are unknown and/or difficult to predict and that may cause our actual results, performance or achievements to be materially different from those expressed or implied by the forward-looking statements. Such risks and uncertainties include, but are not limited to, supply chain disruptions resulting from component availability and/or geopolitical instabilities and disputes (including those related to the war in Ukraine); material litigation; unpredictable fluctuations in quarterly revenue and operating results; the impact of fluctuations in interest rates; the impact of fluctuations of our EBITDA on compliance under our credit facility; material cybersecurity and data intrusion incidents, including any security breaches resulting in the theft, transfer, or unauthorized disclosure of customer, employee, or company information; our ability to comply with applicable domestic and foreign information security and privacy laws, regulations and technology platform rules or other obligations related to data privacy and security; failure to compete successfully against telecommunications equipment and networking companies; failure to grow our customer base or generate recurring business from our existing customers; credit risks; the timing of customer purchasing decisions and our recognition of revenues; macroeconomic conditions, including inflation; the impact of restructuring and cost-containment activities; our ability to adapt to rapid technological and market changes; our ability to generate positive returns on our research and development; our ability to protect our intellectual property rights and obtain necessary licenses; our ability to maintain partner, reseller, distribution and vendor support and supply relationships; the potential for defects in our products; risks related to the terms of our credit agreement; higher risks in international operations and markets; increases in tariffs, trade restrictions or taxes on our products; currency fluctuations; unanticipated adverse changes in legal, regulatory or tax laws; future accounting pronouncements or changes in our accounting policies; and/or failure or circumvention of our controls and procedures. We therefore caution you against relying on any of these forward-looking statements.

Additional important factors that could cause actual results to differ materially from those in these forward-looking statements are also discussed in Part I, Item 2, "Management's Discussion and Analysis of Financial Condition and Results of Operations" and Part I, Item 1A and Part II, Item 7A, "Risk Factors" and "Quantitative and Qualitative Disclosures About Market Risk," respectively, of our Annual Report on Form 10-K for the year ended December 31, 2022. Any forward-looking statement made by us in this Quarterly Report on Form 10-Q speaks only as of the date on which this Quarterly Report on Form 10-Q was first filed. We undertake no obligation to publicly update any forward-looking statement, whether as a result of new information, future developments or otherwise.

PART I FINANCIAL INFORMATION

Item 1. Financial Statements
RIBBON COMMUNICATIONS INC.
Condensed Consolidated Balance Sheets
(in thousands, except share and per share data)
(unaudited)

	March 31, 2023	December 31, 2022
Assets
Current assets:
Cash and cash equivalents	$45,858	$67,101
Restricted cash	176	161
Accounts receivable, net	255,146	267,244
Inventory	75,641	75,423
Other current assets	52,815	68,057
Total current assets	429,636	477,986
Property and equipment, net	43,412	44,832
Intangible assets, net	280,075	294,728
Goodwill	300,892	300,892
Deferred income taxes	65,902	53,649
Operating lease right-of-use assets	43,378	44,888
Other assets	28,365	38,589
	$1,191,660	$1,255,564
Liabilities and Stockholders' Equity
Current liabilities:
Current portion of term debt	$20,058	$20,058
Accounts payable	84,008	95,810
Accrued expenses and other	102,000	85,270
Operating lease liabilities	14,973	15,416
Deferred revenue	121,761	113,939
Total current liabilities	342,800	330,493
Long-term debt, net of current	225,764	306,270
Warrant liability	5,496	—
Preferred stock liability, $0.01 par value per share; 10,000,000 shares authorized, 55,000 shares issued and outstanding at March 31, 2023 ($56,650 liquidation preference); none issued and outstanding at December 31, 2022	47,854	—
Operating lease liabilities, net of current	43,367	46,183
Deferred revenue, net of current	18,356	19,254
Deferred income taxes	3,757	3,750
Other long-term liabilities	31,338	31,187
Total liabilities	718,732	737,137
Commitments and contingencies (Note 19)
Stockholders' equity:
Common stock, $0.0001 par value per share; 240,000,000 shares authorized; 169,229,979 shares issued and outstanding at March 31, 2023; 168,324,995 shares issued and outstanding at December 31, 2022	17	17
Additional paid-in capital	1,945,525	1,941,569
Accumulated deficit	(1,492,049)	(1,453,744)
Accumulated other comprehensive income	19,435	30,585
Total stockholders' equity	472,928	518,427
	$1,191,660	$1,255,564

See notes to the unaudited condensed consolidated financial statements.

RIBBON COMMUNICATIONS INC.
Condensed Consolidated Statements of Operations
(in thousands, except per share data)
(unaudited)

	Three months ended
	March 31, 2023	March 31, 2022
Revenue:
Product	$93,318	$81,990
Service	92,841	91,208
Total revenue	186,159	173,198
Cost of revenue:
Product	62,063	51,209
Service	35,305	35,667
Amortization of acquired technology	7,389	8,267
Total cost of revenue	104,757	95,143
Gross profit	81,402	78,055
Operating expenses:
Research and development	51,304	52,690
Sales and marketing	35,399	37,619
General and administrative	14,045	12,862
Amortization of acquired intangible assets	7,264	7,275
Acquisition-, disposal- and integration-related	1,642	1,849
Restructuring and related	6,937	4,814
Total operating expenses	116,591	117,109
Loss from operations	(35,189)	(39,054)
Interest expense, net	(6,422)	(4,001)
Other income (expense), net	4,772	(28,800)
Loss before income taxes	(36,839)	(71,855)
Income tax (provision) benefit	(1,466)	1,880
Net loss	$(38,305)	$(69,975)
Loss per share:
Basic	$(0.23)	$(0.47)
Diluted	$(0.23)	$(0.47)
Weighted average shares used to compute loss per share:
Basic	168,541	149,167
Diluted	168,541	149,167

See notes to the unaudited condensed consolidated financial statements.

RIBBON COMMUNICATIONS INC.
Condensed Consolidated Statements of Comprehensive Loss
(in thousands)
(unaudited)

	Three months ended
	March 31, 2023	March 31, 2022
Net loss	$(38,305)	$(69,975)
Other comprehensive income (loss), net of tax:
Unrealized gain (loss) on interest rate swap, net of reclassifications and amortization into earnings	(5,900)	15,469
Reclassification of (gain) loss to other income upon sale of interest rate swap	(5,099)	—
Foreign currency translation adjustments	(151)	(691)
Other comprehensive income (loss), net of tax	(11,150)	14,778
Comprehensive loss, net of tax	$(49,455)	$(55,197)

See notes to the unaudited condensed consolidated financial statements.

RIBBON COMMUNICATIONS INC.
Condensed Consolidated Statements of Stockholders' Equity
(in thousands, except shares)
(unaudited)

Three months ended March 31, 2023
					Accumulated
			Additional		other	Total
	Common stock		paid-in	Accumulated	comprehensive	stockholders'
	Shares	Amount	capital	deficit	income	equity
Balance at January 1, 2023	168,324,995	$17	$1,941,569	$(1,453,744)	$30,585	$518,427
Exercise of stock options	573		1			1
Vesting of restricted stock awards and units	1,020,277					—
Vesting of performance-based stock units	381,071					—
Shares of restricted stock returned to the Company under net share settlements to satisfy tax withholding obligations	(496,937)		(1,893)			(1,893)
Stock-based compensation expense			5,848			5,848
Other comprehensive loss					(11,150)	(11,150)
Net loss				(38,305)		(38,305)
Balance at March 31, 2023	169,229,979	$17	$1,945,525	$(1,492,049)	$19,435	$472,928

Three months ended March 31, 2022
					Accumulated
			Additional		other	Total
	Common stock		paid-in	Accumulated	comprehensive	stockholders'
	Shares	Amount	capital	deficit	(loss) income	equity
Balance at January 1, 2022	148,895,308	$15	$1,875,234	$(1,355,661)	$7,578	$527,166
Exercise of stock options	355					—
Vesting of restricted stock awards and units	1,610,990					—
Vesting of performance-based stock units	175,751					—
Shares of restricted stock returned to the Company under net share settlements to satisfy tax withholding obligations	(570,446)		(1,812)			(1,812)
Stock-based compensation expense			4,255			4,255
Other comprehensive income					14,778	14,778
Net loss				(69,975)		(69,975)
Balance at March 31, 2022	150,111,958	$15	$1,877,677	$(1,425,636)	$22,356	$474,412

See notes to the unaudited condensed consolidated financial statements.

RIBBON COMMUNICATIONS INC.
Condensed Consolidated Statements of Cash Flows
(in thousands)
(unaudited)

	Three months ended
	March 31, 2023	March 31, 2022
Cash flows from operating activities:
Net loss	$(38,305)	$(69,975)
Adjustments to reconcile net loss to cash flows provided by operating activities:
Depreciation and amortization of property and equipment	3,510	3,885
Amortization of intangible assets	14,653	15,542
Amortization of debt issuance costs	1,065	527
Stock-based compensation	5,848	4,255
Deferred income taxes	(6,048)	(6,773)
Decrease in fair value of investments	—	27,027
Gain on sale of swap	(7,301)	—
Foreign currency exchange losses	(2,185)	1,105
Changes in operating assets and liabilities:
Accounts receivable	19,742	60,461
Inventory	(2,917)	(11,837)
Other operating assets	15,031	(423)
Accounts payable	(10,405)	540
Accrued expenses and other long-term liabilities	11,521	(7,962)
Deferred revenue	6,924	(1,342)
Net cash provided by operating activities	11,133	15,030
Cash flows from investing activities:
Purchases of property and equipment	(2,413)	(3,471)
Net cash used in investing activities	(2,413)	(3,471)
Cash flows from financing activities:
Principal payments of term debt	(80,015)	(20,015)
Principal payments of finance leases	—	(198)
Payment of debt issuance costs	(1,562)	(370)
Proceeds from issuance of preferred stock and warrant liabilities	53,350	—
Proceeds from the exercise of stock options	1	—
Payment of tax withholding obligations related to net share settlements of restricted stock awards	(1,893)	(1,812)
Net cash used in financing activities	(30,119)	(22,395)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	171	(184)
Net decrease in cash, cash equivalents and restricted cash	(21,228)	(11,020)
Cash, cash equivalents and restricted cash, beginning of year	67,262	106,485
Cash, cash equivalents and restricted cash, end of period	$46,034	$95,465

Supplemental disclosure of cash flow information:
Interest paid	$4,757	$3,453
Income taxes paid	$1,517	$2,576
Income tax refunds received	$289	$12
Supplemental disclosure of non-cash investing activities:
Capital expenditures incurred, but not yet paid	$1,579	$2,420
Inventory transfers to property and equipment	$656	$621
Supplemental disclosure of non-cash financing activities:
Total fair value of restricted stock awards, restricted stock units and performance-based stock units on date vested	$5,332	$5,533

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

Interim results are not necessarily indicative of results for a full year or any future interim period. The information included in this Quarterly Report on Form 10-Q should be read in conjunction with the Company's Annual Report on Form 10-K for the year ended December 31, 2022 (the "Annual Report"), which was filed with the SEC on March 31, 2023.

Private Placement Offering

On March 28, 2023, the Company issued 55,000 shares of newly designated Series A Preferred Stock (the "Preferred Stock") to investors in a private placement offering at a price of $970 per share, along with 4.9 million warrants (the "Warrants") to purchase shares of the Company's common stock, par value $0.0001 per share (the "Private Placement"), at the exercise price of $3.77 per share. The proceeds from the Private Placement were approximately $53.4 million, including approximately $10 million from existing related party stockholders (See Note 11).

Operating Segments

The Company's chief operating decision maker (the "CODM") is its president and chief executive officer. The CODM assesses the Company's performance based on the performance of two separate organizations within Ribbon: the Cloud and Edge segment ("Cloud and Edge") and the IP Optical Networks segment ("IP Optical Networks").

Significant Accounting Policies

The Company's significant accounting policies are disclosed in Note 2 to the Consolidated Financial Statements included in the Annual Report. There were no material changes to the significant accounting policies during the three months ended March 31, 2023, except for the addition of the accounting policy below for the Preferred Stock and Warrants issued in the Private Placement on March 28, 2023.

Preferred Stock and Warrants

The Company accounts for the Preferred Stock and Warrants as liability-classified instruments based on an assessment of their specific terms in accordance with ASC Topic 480, Distinguishing Liabilities from Equity. The fair value option was elected for the Preferred Stock, as the Company considers fair value to best reflect the expected future economic value. These liabilities will be remeasured to fair value at each reporting date using the same valuation methodology as originally applied upon issuance.

RIBBON COMMUNICATIONS INC.
Notes to Condensed Consolidated Financial Statements (Continued)
(unaudited)
The value of the Preferred Stock is calculated using the Black-Derman-Toy (BDT) stochastic yield lattice model to capture the optimal timing of repayment, increasing dividend rate and other features, and the value of the Warrants is calculated using the Black Scholes Pricing Model.

Changes in the fair value of the Preferred Stock and Warrants will be reported as Other income (expense), net in the Company's condensed consolidated statements of operations.

Principles of Consolidation

The condensed consolidated financial statements include the accounts of Ribbon and its wholly-owned subsidiaries. Intercompany transactions and balances have been eliminated in consolidation.

Use of Estimates and Judgments

The preparation of financial statements in conformity with GAAP requires Ribbon to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting periods. Significant estimates and judgments relied upon in preparing these condensed consolidated financial statements include accounting for business combinations, revenue recognition for multiple element arrangements, inventory valuations, assumptions used to determine the fair value of stock-based compensation and the Preferred Stock and Warrants, intangible asset and goodwill valuations, including impairments, legal contingencies and recoverability of Ribbon's net deferred tax assets and the related valuation allowances. Ribbon regularly assesses these estimates and records changes in estimates in the period in which they become known. Ribbon bases its estimates on historical experience and various other assumptions that it believes to be reasonable under the circumstances. Actual results could differ from those estimates.

Restricted Cash

The Company classifies as restricted cash all cash pledged as collateral to secure long-term obligations and all cash whose use is otherwise limited by contractual provisions.

The Company had $0.2 million of restricted cash as of March 31, 2023 and December 31, 2022 representing restricted short-term bank deposits pledged to secure certain performance and financial bonds as security for the Company's obligations under tenders, and contracts.

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

During the three months ended March 31, 2023, the Company received $21.1 million of cash from the sale of certain accounts receivable and recorded $0.5 million of interest expense in connection with these transactions. During the three months ended March 31, 2022, the Company received $18.0 million of cash from the sale of certain accounts receivable and recorded $0.2 million of interest expense in connection with these transactions.

Recent Accounting Pronouncements

In March 2022, the Financial Accounting Standards Board (the "FASB") issued ASU 2022-02, Financial Instruments – Credit Losses (Topic 326): Troubled Debt Restructurings and Vintage Disclosures (“ASU 2022-02”), which eliminates the

RIBBON COMMUNICATIONS INC.
Notes to Condensed Consolidated Financial Statements (Continued)
(unaudited)
accounting guidance on troubled debt restructurings ("TDRs") for creditors in ASC 310, Receivables (Topic 310), and requires entities to provide disclosures about current period gross write-offs by year of origination. Also, ASU 2022-02 updates the requirements related to accounting for credit losses under ASC 326, Financial Instruments – Credit Losses (Topic 326), and adds enhanced disclosures for creditors with respect to loan refinancings and restructurings for borrowers experiencing financial difficulty. ASU 2022-02 was effective for the Company January 1, 2023. The adoption of ASU 2022-02 did not have a material impact on the Company's consolidated financial statements.

In October 2021, the FASB issued ASU 2021-08, Business Combinations (Topic 805): Accounting for Contract Assets and Contract Liabilities from Contracts with Customers ("ASU 2021-08"), which amends ASC 805, Business Combinations (Topic 805), to add contract assets and contract liabilities to the list of exceptions to the recognition and measurement principles that apply to business combinations and to require that an acquiring entity recognize and measure contract assets and contract liabilities acquired in a business combination in accordance with ASC 606, Revenue from Contracts with Customers (Topic 606) ("ASC 606"). Under current GAAP, an acquirer generally recognizes such items at fair value on the acquisition date. While primarily related to contract assets and contract liabilities that were accounted for by the acquiree in accordance with ASC 606, ASU 2021-08 also applies to contract assets and contract liabilities from other contracts to which the provisions of ASC 606 apply, such as contract liabilities from the sale of nonfinancial assets within the scope of ASU 2017-05, Other Income - Gains and Losses from the Derecognition of Nonfinancial Assets (Subtopic 610-20). ASU 2021-08 was effective for the Company January 1, 2023. The Company believes that the adoption of ASU 2021-08 could have a material impact on its consolidated financial statements for periods including and subsequent to significant business acquisitions.

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

The shares used to compute loss per share were as follows (in thousands):

	Three months ended
	March 31, 2023	March 31, 2022
Weighted average shares outstanding - basic	168,541	149,167
Potential dilutive common shares	—	—
Weighted average shares outstanding - diluted	168,541	149,167

Options to purchase the Company's common stock and unvested restricted and performance-based stock units aggregating 11.9 million shares and 8.4 million shares were excluded from the computation of diluted loss per share for the three months ended March 31, 2023 and 2022, respectively, because their effect would have been antidilutive.

The potential effect from the Warrants issued on March 28, 2023 on weighted average shares outstanding for the calculation of diluted earnings (loss) per share was de minimis for the three months ended March 31, 2023. Dividends payable on the Preferred Stock will not be an adjustment to net income (loss) used for the calculation of diluted earnings (loss) per share as the dividends will be included in the fair value adjustment of the Preferred Stock which will be reflected each reporting period in Other income (expense), net.

RIBBON COMMUNICATIONS INC.
Notes to Condensed Consolidated Financial Statements (Continued)
(unaudited)
(3) INVENTORY

Inventory at March 31, 2023 and December 31, 2022 consisted of the following (in thousands):

	March 31, 2023	December 31, 2022
On-hand final assemblies and finished goods inventories	$87,121	$85,888
Deferred cost of goods sold	2,477	1,449
	89,598	87,337
Less noncurrent portion (included in Other assets)	(13,957)	(11,914)
Current portion	$75,641	$75,423

(4) INTANGIBLE ASSETS AND GOODWILL

The Company's intangible assets at March 31, 2023 and December 31, 2022 consisted of the following (in thousands):

March 31, 2023	Weighted average amortization period (years)	Cost	Accumulated amortization	Net carrying value
Developed technology	7.84	$340,380	$219,471	$120,909
Customer relationships	11.86	268,140	113,497	154,643
Trade names	3.88	5,000	4,810	190
Software licenses	3.00	5,186	853	4,333
	9.51	$618,706	$338,631	$280,075

December 31, 2022	Weighted average amortization period (years)	Cost	Accumulated amortization	Net carrying value
Developed technology	7.84	$340,380	$212,448	$127,932
Customer relationships	11.86	268,140	106,385	161,755
Trade names	3.88	5,000	4,658	342
Software licenses	3.00	5,186	487	4,699
	9.51	$618,706	$323,978	$294,728

Estimated future amortization expense for the Company's intangible assets at March 31, 2023 was as follows (in thousands):

Years ending December 31,
Remainder of 2023	$42,229
2024	50,717
2025	44,006
2026	38,965
2027	33,936
2028	23,400
Thereafter	46,822
$280,075

There were no changes to the carrying value of the Company's goodwill in the three months ended March 31, 2023 and

RIBBON COMMUNICATIONS INC.
Notes to Condensed Consolidated Financial Statements (Continued)
(unaudited)
2022. The components of goodwill at March 31, 2023 and 2022 were as follows (in thousands):

	Cloud and Edge	IP Optical Networks	Total
Balance at March 31, 2023
Goodwill	$392,302	$191,996	$584,298
Accumulated impairment losses	(167,406)	(116,000)	(283,406)
	$224,896	$75,996	$300,892
Balance at March 31, 2022
Goodwill	$392,302	$191,996	$584,298
Accumulated impairment losses	(167,406)	(116,000)	(283,406)
	$224,896	$75,996	$300,892

(5) INVESTMENTS AND FAIR VALUE HIERARCHY

The Company received debentures (the "Debentures") and warrants (the "AVCT Warrants") as sale consideration in connection with the sale of its Kandy Communications business on December 1, 2020 to American Virtual Cloud Technologies, Inc. ("AVCT"). The Debentures bore interest at a rate of 10% per annum, which was added to the principal amount of the Debentures. On September 8, 2021 (the "Debenture Conversion Date"), the Debentures were converted into 13,700,421 shares of AVCT common stock (the "Debenture Shares"). The AVCT Warrants entitled the Company to purchase 4,377,800 shares of AVCT common stock at an exercise price of $0.01 per share and were to expire on December 1, 2025. The Company's investment in AVCT (the "AVCT Investment") was comprised of the Debentures and AVCT Warrants for periods prior to the Debenture Conversion Date and the Debenture Shares and AVCT Warrants for periods subsequent to the Debenture Conversion Date. The Company recorded the AVCT Investment at fair value, with changes in fair value recorded as a component of Other (expense) income, net, in the condensed consolidated statements of operations.

On August 29, 2022, the Company and AVCT entered into a settlement agreement which provided for, amongst other things, the cancellation of the Company's investment in the Debenture Shares and the AVCT Warrants with an aggregate fair value of $2.6 million. Pursuant to the settlement agreements, the Company and AVCT also entered into a Wind Down Agreement, pursuant to which a Reseller Agreement between the parties, as previously amended, was terminated, and the Company was granted a non-exclusive perpetual license to use and modify certain intellectual property owned by AVCT comprising WebRTC gateway technology that is integrated with Ribbon’s SBCs and Application Servers. As consideration, the Company paid AVCT $2.5 million in cash, the Debenture Shares were redeemed and canceled, and the AVCT Warrants were terminated and canceled. The perpetual license granted by AVCT is classified as Intangible assets, net in the Company's condensed consolidated balance sheet as of March 31, 2023 and December 31, 2022 in the amount of $3.5 million and $3.9 million, respectively.

The Company had no investment in AVCT as of March 31, 2023 or December 31, 2022 due to the settlement agreement entered into on August 29, 2022. The Company recorded losses of $27.0 million in the three months ended March 31, 2022, representing the change in the fair value of the AVCT Investment.

The carrying amounts of the Company's financial instruments approximate their fair values and include cash equivalents, accounts receivable, accounts payable and borrowings under a revolving credit facility. Ribbon's term debt balance as of March 31, 2023 and December 31, 2022 of $250.4 million and $330.4 million, respectively, had a fair value of approximately $247.3 million and $323.0 million, respectively. Our Preferred Stock and Warrants liabilities had a combined fair value of $53.4 million upon issuance on March 28, 2023 and will be marked to fair value at each subsequent reporting date.

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

(6) ACCRUED EXPENSES AND OTHER
Accrued expenses at March 31, 2023 and December 31, 2022 consisted of the following (in thousands):

	March 31, 2023	December 31, 2022
Employee compensation and related costs	$27,418	$25,994
Professional fees	20,400	17,195
Taxes payable	16,678	8,152
Other	37,504	33,929
	$102,000	$85,270

(7) WARRANTY ACCRUALS

The changes in the Company's accrual balance in the three months ended March 31, 2023 were as follows (in thousands):

Balance at January 1, 2023	$11,857
Current period provisions	1,386
Settlements	(1,494)
Balance at March 31, 2023	$11,749

(8) RESTRUCTURING AND FACILITIES CONSOLIDATION INITIATIVES

The Company recorded restructuring and related expense aggregating $6.9 million and $4.8 million in the three months ended March 31, 2023 and 2022, respectively. Restructuring and related expense includes restructuring expense (primarily severance and related costs), estimated future variable lease costs for vacated properties with no intent or ability of sublease, and accelerated rent amortization expense.

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

Accelerated amortization of lease assets is recognized from the date that the Company commences the plan to fully or partially vacate a facility, for which there is no intent or ability to enter into a sublease, through the final vacate date. Accelerated amortization of lease assets that are included as a component of restructuring and related expense are excluded

RIBBON COMMUNICATIONS INC.
Notes to Condensed Consolidated Financial Statements (Continued)
(unaudited)
from the restructuring accrual activity tables below, as the liability for lease payments for these facilities is included as a component of current and noncurrent Operating lease liabilities in the Company's condensed consolidated balance sheets at March 31, 2023 and December 31, 2022 (see Note 16). The Company may incur additional future expense if it is unable to sublease other locations included in the Company's facilities consolidation initiatives.

Restructuring and related expense for the three months ended March 31, 2023 and 2022 was comprised of the following (in thousands):

	Three months ended
	March 31, 2023	March 31, 2022
Severance and related costs	$5,708	$4,122
Variable and other facilities-related costs	1,006	$692
Accelerated amortization of lease assets due to cease-use	223	$—
	$6,937	$4,814
2023 Restructuring Plan

On February 22, 2023, the Company's Board of Directors approved a strategic restructuring program (the "2023 Restructuring Plan") to streamline the Company's operations in order to support the Company's investment in critical growth areas. The 2023 Restructuring Plan is expected to include, among other things, charges related to a consolidation of facilities and a workforce reduction. Any potential positions eliminated in countries outside the United States are subject to local law and consultation requirements.

The Company recorded restructuring and related expense of $5.7 million in the three months ended March 31, 2023 in connection with the 2023 Restructuring Plan entirely for severance related costs. A summary of the 2023 Restructuring Plan accrual activity for the three months ended March 31, 2023 is as follows (in thousands):

	Balance at January 1, 2023	Initiatives charged to expense	Cash payments	Net transfer to operating lease accounts	Balance at March 31, 2023
Severance	$—	$5,708	$(2,540)	$—	$3,168

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

The Company recorded restructuring and related expense of $1.2 million and $4.2 million in the three months ended March 31, 2023 and 2022, respectively, in connection with the 2022 Restructuring Plan. The amount for the three months ended March 31, 2023 was comprised of $1.0 million for variable and other facilities-related costs, and $0.2 million for accelerated amortization of lease assets no longer being used with no ability or intent to sublease. The amount for the three months ended March 31, 2022 was for severance and related costs for approximately 50 employees. A summary of the 2022 Restructuring Plan accrual activity for the three months ended March 31, 2023 is as follows (in thousands):

RIBBON COMMUNICATIONS INC.
Notes to Condensed Consolidated Financial Statements (Continued)
(unaudited)

	Balance at January 1, 2023	Initiatives charged to expense	Cash payments	Net transfer to operating lease accounts	Balance at March 31, 2023
Severance	$1,164	$—	$(353)	$—	$811
Variable and other facilities-related costs	890	1,006	(1,114)	—	782
Facilities - Accel Amort	—	223	—	(223)	—
	$2,054	$1,229	$(1,467)	$(223)	$1,593

Balance Sheet Classification

The current portions of accrued restructuring were $4.1 million and $1.3 million at March 31, 2023 and December 31, 2022, respectively, and are included as components of Accrued expenses in the consolidated balance sheets. The long-term portions of accrued restructuring are included as components of Other long-term liabilities in the consolidated balance sheets. The long-term portions of accrued restructuring were $1.9 million and $2.0 million at March 31, 2023 and December 31, 2022, respectively.

(9) DEBT

2020 Credit Facility

On March 3, 2020, the Company entered into a Senior Secured Credit Facilities Credit Agreement (as amended, the "2020 Credit Facility"), by and among the Company, as a guarantor, Ribbon Communications Operating Company, Inc., as the borrower ("Borrower"), Citizens Bank, N.A. ("Citizens"), Santander Bank, N.A., and others as lenders ("Lenders"). The proceeds from the Credit Agreement were used, in part, to pay off in full all obligations of the Company under the 2019 Credit Facility.

The 2020 Credit Facility originally provided for $500 million of commitments from the Lenders to the Borrower, comprised of $400 million in term loans (the "2020 Term Loan Facility") and a $100 million facility available for revolving loans (the "2020 Revolving Credit Facility"). Under the 2020 Revolving Credit Facility, a $30 million sublimit was originally available for letters of credit and a $20 million sublimit is available for swingline loans.

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

The Term A Loan and the 2020 Revolving Credit Facility mature in March 2025 and originally bore interest at the Borrower's option at either the LIBOR rate plus a margin ranging from 1.50% to 3.50% per year, or the base rate plus 0.50%, or the prime rate plus a margin ranging from 0.50% to 2.50% per year (the "Applicable Margin"). The Applicable Margin varies depending on the Company's Consolidated Net Leverage Ratio (as defined in the 2020 Credit Facility).

RIBBON COMMUNICATIONS INC.
Notes to Condensed Consolidated Financial Statements (Continued)
(unaudited)
The Term B Loan was scheduled to mature in March 2026 and bore interest, at the Borrower's option, at either the LIBOR rate plus a margin of 7.50% per year, or the base rate (the highest of the Federal Funds Effective Rate (as defined in the First Amendment) plus 0.50%, or the prime rate.

On December 1, 2020, the Company entered into the Second Amendment to the 2020 Credit Facility to obtain consent for an equity exchange with AVCT in connection with the sale of our Kandy Communications business, as well as to amend certain other provisions of the 2020 Credit Facility.

On March 3, 2021, the Company entered into the Third Amendment to the 2020 Credit Facility which provided for an incremental term loan facility in the principal amount of $74.6 million, the proceeds of which were used to consummate an open market purchase of all outstanding amounts under the Term B Loan, resulting in the assignment and immediate cancellation of the Term B Loan, such that the outstanding amount under the Term A Loan and incremental term loan facility were combined and held by the Lenders (the "2020 Term Loan") with the same terms as the Term A Loan. The Company wrote off $2.5 million of capitalized debt issuance costs in connection with the Third Amendment.

On March 10, 2022, the Company entered into the Fourth Amendment to the 2020 Credit Facility to increase the Maximum Consolidated Net Leverage Ratio (as defined in the 2020 Credit Facility) and in conjunction the Company made a $15.0 million prepayment that was applied to the final payment due on the maturity date.

On June 30, 2022, the Company entered into the Fifth Amendment to the 2020 Credit Facility (the "Fifth Amendment") to increase the Maximum Consolidated Net Leverage Ratio (as defined in the 2020 Credit Facility) for 2022, with the fourth quarter of 2022 increased to 4.75:1.00, the 1st and 2nd quarters of 2023 declining to 3.25:1.00, and in all subsequent quarters the ratio was to be fixed at 3.00:1.00. Also, the Fifth Amendment reduced the minimum Consolidated Fixed Charge Coverage Ratio (as defined in the 2020 Credit Facility) in 2022, with the fourth quarter of 2022 reduced to 1.10:1.00 and in all subsequent quarters the ratio was to be fixed at 1.25:1.00. In addition, the Fifth Amendment increased the maximum rate at which loans were to bear interest if the Company's Consolidated Net Leverage Ratio for any quarter was greater than 4.50:1.00. Specifically, loans incurred would bear interest, at the Borrower’s option, at either LIBOR plus a margin ranging from 1.50% to 4.50% per year, or the base rate plus 0.50%, or the prime rate plus a margin ranging from 0.50% to 3.50% per year. The Fifth Amendment also allows the Company to incur junior secured or unsecured debt in an amount no less than $50 million, subject to certain conditions, including the requirement that 50% of the aggregate amount of such incurred debt (net of certain costs, fees and other amounts) must be applied to prepay the 2020 Credit Facility, and compliance with certain leverage ratio-based covenant exceptions. In connection with the Fifth Amendment, the Company made a $10.0 million voluntary prepayment that was applied to the final payment due on the maturity date. Subsequent to the Fifth Amendment, the Company is required to make quarterly principal payments on the 2020 Term Loan aggregating approximately $5.0 million per quarter through March 31, 2024 and $10.0 million in each of the three quarters thereafter, with the remaining and final payment due on the maturity date in March 2025.

On March 24, 2023, the Company entered into the Sixth Amendment to the 2020 Credit Facility (the “Sixth Amendment”) effective March 30, 2023. The Sixth Amendment, among other things, increased the Maximum Consolidated Net Leverage Ratio (as defined in the 2020 Credit Facility), with the first, second and third quarters of 2023 increasing to 4.50:1.00. In the fourth quarter of 2023 and the first quarter of 2024, the Maximum Consolidated Net Leverage Ratio declines to 4.25:1.00 and 4.00:1.00, respectively. In all subsequent quarters, the Maximum Consolidated Senior Net Leverage Ratio will be fixed at 3.00:1.00 and the Maximum Consolidated Net Leverage Ratio will be fixed at 4.00:1.00. Also, the Sixth Amendment reduced the minimum Consolidated Fixed Charge Coverage Ratio (as defined in the 2020 Credit Facility) to 1.10:1.00 through the first quarter of 2024 and in all subsequent quarters the ratio will be fixed at 1.25:1.00. The Sixth Amendment reduced the maximum borrowings allowed under the 2020 Revolving Credit Facility from $100 million to $75 million and the sublimit available for letters of credit was reduced from $30 million to $20 million. In addition, the Sixth Amendment replaced LIBOR with the Secured Overnight Financing Rate, or SOFR, as the alternative rate that may be used by the Company for calculating interest owed under the 2020 Credit Facility with the margin now fixed at 4.5%. In conjunction with the Sixth Amendment, the Company made a $75 million prepayment that was applied to the final payment due upon maturity in March 2025 of approximately $200.3 million. The $75 million prepayment was almost entirely funded with the net proceeds from the Private Placement and the sales of our interest rate swap. Debt issuance costs associated with the Sixth Amendment totaled $1.7 million and will be amortized on a straight line basis over the remaining life of the 2020 Credit Facility to Interest expense, net.

RIBBON COMMUNICATIONS INC.
Notes to Condensed Consolidated Financial Statements (Continued)
(unaudited)
At March 31, 2023, the Company had an outstanding balance under the 2020 Term Loan of $250.4 million with an average interest rate of 5.7% and $3.0 million of letters of credit outstanding with an interest rate of 4.5%. At December 31, 2022, the Company had an outstanding balance under the 2020 Term Loan of $330.4 million at an average interest rate of 5.4% and $3.3 million of letters of credit outstanding with an interest rate of 4.5%. The Company's interest rates under our 2020 Term Loan for the three months ended March 31, 2023 and 2022 benefited from a hedge instrument that was in place, specifically a fixed rate swap, which was sold in March 2023 (see Note 10). As a result of the fixed rate swap sold in March 2023, the ongoing interest rate will be based upon SOFR plus a fixed margin of 4.5%. The Company was in compliance with all covenants of the 2020 Credit Facility at both March 31, 2023 and December 31, 2022.

Letters of Credit and Performance and Bid Bonds

The Company uses letters of credit and performance and bid bonds in the course of its business. At March 31, 2023, the Company had $7.2 million of letters of credit, bank guarantees, and performance and bid bonds outstanding (collectively, "Guarantees") , comprised of the $3.0 million of letters of credit under the 2020 Credit Facility described above (the "Letters of Credit") and $4.2 million of bank guarantees and performance and bid bonds (collectively, the "Other Guarantees") under various uncommitted facilities. At December 31, 2022, the Company had Guarantees aggregating $8.3 million, comprised of the $3.3 million of Letters of Credit noted above and $5.0 million of Other Guarantees. At both March 31, 2023 and December 31, 2022, the Company had cash collateral of $0.2 million supporting the Guarantees, which is reported as Restricted cash in the condensed consolidated balance sheets.

(10) DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

The Company is exposed to financial market risk related to foreign currency fluctuations and changes in interest rates. These exposures are actively monitored by management. To manage the volatility related to the exposure to changes in interest rates, the Company entered into a derivative financial instrument. Management's objective has been to reduce, where it is deemed appropriate to do so, fluctuations in earnings and cash flows associated with changes in interest rates. Ribbon's policies and practices are to use derivative financial instruments only to the extent necessary to manage exposures. Ribbon does not hold or issue derivative financial instruments for trading or speculative purposes.

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

Cash Flow Hedge of Interest Rate Risk

The 2020 Term Loan Facility had outstanding balances of $250.4 million and $330.4 million at March 31, 2023 and December 31, 2022, respectively. The 2020 Revolving Credit Facility was undrawn at both March 31, 2023 and December 31, 2022. Borrowings under the 2020 Credit Facility have variable interest rates based on LIBOR or SOFR (see Note 9). As a result of exposure to interest rate movements, during March 2020, the Company entered into an interest rate swap arrangement, which effectively converted its $400 million term loan with its variable interest rate based upon one-month LIBOR to an aggregate fixed rate of 0.904%, plus a leverage-based margin as defined in the 2020 Credit Facility.

On July 22, 2022, the Company sold $30 million of the notional amount of its interest rate swap back to its counterparty for $1.5 million, reducing the notional amount of this swap to $370 million. On August 16, 2022 the Company sold another

RIBBON COMMUNICATIONS INC.
Notes to Condensed Consolidated Financial Statements (Continued)
(unaudited)
$30 million of the notional amount of its interest rate swap back to its counterparty for $1.6 million, reducing the notional amount to $340 million, which approximated the current level of our term loan debt then outstanding. The gain in accumulated other comprehensive (loss) income related to the $60 million notional amount sold of $3.1 million is being released into earnings on a straight line basis over the remaining term of the 2020 Credit Facility as a decrease to interest expense, the amortization of which totaled $0.3 million for the three months ended March 31, 2023.

On March 24, 2023, the Company received $9.4 million, consisting of $0.4 million of interest and $9.0 million for the sale of $170 million of its $340 million notional amount interest rate swap back to its counterparty, reducing the notional amount to $170 million. On March 27, 2023, the Company received $9.8 million, consisting of $0.4 million of interest and $9.4 million for the sale of the remaining $170 million of its interest rate swap back to its counterparty. The portion of the gain in accumulated other comprehensive (loss) income related to the term loan debt prepaid on the date of the final sale of our swap totaled $7.3 million and was released into earnings immediately as Other income (expense), net. The portion of the gain in accumulated other comprehensive (loss) income related to our remaining term loan debt balance totaled $12.0 million and will be released into earnings on a straight line basis over the remaining term of the 2020 Credit Facility as a decrease to interest expense beginning in the second quarter of 2023.

The Company’s objectives in using interest rate derivatives have been to add stability to interest expense and to manage its exposure to interest rate movements. To accomplish this objective, the Company has used an interest rate swap as part of its interest rate risk management strategy. Interest rate swaps designated as cash flow hedges involve the receipt of variable amounts from a counterparty in exchange for the Company making fixed-rate payments over the life of the agreements without exchange of the underlying notional amount.

The effective portion of changes in the fair value of designated derivatives that qualify as cash flow hedges is recorded in accumulated other comprehensive income in the condensed consolidated balance sheet and is subsequently reclassified into earnings in the period that the hedged forecasted transactions affect earnings. During the three months ended March 31, 2023 and 2022, such a derivative was used to hedge the variable cash flows associated with the outstanding borrowings under the 2020 Credit Facility and the Company has accounted for this derivative as an effective hedge until the final portion of the swap was sold on March 27, 2023. Any ineffective portion of the change in the fair value of the derivative was recognized directly in earnings. During the three months ended March 31, 2023, we recorded $7.3 million of Other (expense) income, net due to hedge ineffectiveness upon the sale of our swap. There was no hedge ineffectiveness during the three months ended March 31, 2022.

Amounts reported in accumulated other comprehensive income related to the Company's derivative are reclassified to interest expense as interest is accrued on the Company’s variable-rate debt. The impact of the Company’s derivative financial instrument on its condensed consolidated statements of comprehensive (loss) income for the three months ended March 31, 2023 and 2022 was as follows, net of tax (in thousands):

	Three months ended
	March 31, 2023	March 31, 2022
Gain (loss) recognized in other comprehensive income (loss) on derivative, net of tax	$(2,715)	$14,713
Amount reclassified from accumulated other comprehensive income (loss) to other income upon sale of swap, net of tax	(5,099)	—
Amount reclassified from accumulated other comprehensive income (loss) to interest expense	(3,185)	756
	$(10,999)	$15,469

The Company had no derivative assets or liabilities at March 31, 2023. The fair values and locations in the condensed consolidated balance sheets at December 31, 2022 of the Company's derivative assets (liabilities) designated as a hedging instrument were as follows (in thousands):

RIBBON COMMUNICATIONS INC.
Notes to Condensed Consolidated Financial Statements (Continued)
(unaudited)

	Balance sheet location	December 31, 2022
Interest rate derivative - asset derivative	Other current assets	$13,212
Interest rate derivative - asset derivative	Other assets	12,216
		$25,428

The Company has classified the interest rate derivative aggregating $25.4 million at December 31, 2022, as Level 2 fair value measurements within the fair value hierarchy (see Note 5).

(11) PREFERRED STOCK AND WARRANTS

On March 28, 2023, the Company issued 55,000 shares of Preferred Stock to investors in the Private Placement at a price of $970 per share, along with 4,858,090 Warrants with an exercise price of $3.77 per share.

The Company accounts for the Preferred Stock and Warrants as liability-classified instruments based on an assessment of their specific terms in accordance with ASC Topic 480, Distinguishing Liabilities from Equity. The fair value option was elected for the Preferred Stock, as the Company considers fair value to best reflect the expected future economic value. These liabilities will be remeasured to fair value at each subsequent reporting date using the same valuation methodology as originally applied with updated input assumptions.

The value of the Preferred Stock as of the issuance date was calculated using the Black-Derman-Toy (BDT) stochastic yield lattice model to capture the optimal timing of repayment, increasing dividend rate and other features and the value of the Warrants as of the issuance date was calculated using the Black Scholes Pricing Model.

Changes in the fair value of the Preferred Stock and Warrants will be reported as Other income (expense), net in the Company's condensed consolidated statements of operations.

The fair value of the Preferred Stock and Warrants were determined using Level 3 input and the key inputs into the models utilized were as follows as of March 31, 2023:

Preferred Stock (BDT)
Face value per share	$1,000
Interest payments per year	4
Dividend rate - year 1 (paid in-kind)	9.25%
Dividend rate - year 2 (paid in-kind or cash at Company's choice)	9.75%
Dividend rate - thereafter (paid in cash)	12.00%
Yield volatility	25.0%
Time to maturity (in years)	2.5

Warrants (Black Scholes)
Stock price	$3.42
Strike price	$3.77
Risk-free rate	3.67%
Volatility	40.4%
Dividend yield	0.0%
Time to expiration (years)	4.0

The Preferred Stock is subordinate to Company indebtedness and senior to the Company’s common stock or other equity. Holders of the Preferred Stock are entitled to cumulative dividends that accrue quarterly through the September 30, 2025

RIBBON COMMUNICATIONS INC.
Notes to Condensed Consolidated Financial Statements (Continued)
(unaudited)
maturity date. Dividends are payable in-kind during the first year at a rate of 9.25%. At the Company’s option, the dividends are payable in-kind or in cash during the second year at a rate of 9.75%. Dividends thereafter are payable in cash at a rate of 12.00%. The proceeds from the Preferred Stock issuance were approximately $53.4 million, including $10.0 million from existing related party stockholders. Offering costs paid by the Company of approximately $3.5 million were recorded in Other income (expense), net in our condensed consolidated statement of operations in the three months ended March 31, 2023. The net proceeds from the Private Placement were used for the repayment of debt. The Preferred Stock is redeemable on or after the first and second anniversaries of the closing date at a rate of 103% and 102%, respectively.

The Warrants are immediately exercisable and fully earned and upon an event such a merger, consolidation, asset sale or similar change of control, the Warrants may be exercised and the holders may vote the underlying shares of common stock. In connection with the Private Placement, the Company provided the investors with certain registration rights relating to the Preferred Stock, the Warrants and the shares of the Company’s common stock underlying the Warrants, that require the Company to file a registration statement on Form S-3 with the SEC within 30 days following the closing date of the Private Placement.

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

RIBBON COMMUNICATIONS INC.
Notes to Condensed Consolidated Financial Statements (Continued)
(unaudited)
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

RIBBON COMMUNICATIONS INC.
Notes to Condensed Consolidated Financial Statements (Continued)
(unaudited)
over the term of the agreement. The value of deferred revenue will increase or decrease based on the timing of recognition of revenue.

Disaggregation of Revenue

The Company disaggregates its revenue from contracts with customers based on the nature of the products and services and the geographic regions in which each customer is domiciled. The Company's revenue for the three months ended March 31, 2023 and 2022 was disaggregated as follows:

Three months ended March 31, 2023	Product revenue	Service revenue (maintenance)	Service revenue (professional services)	Total revenue
United States	$38,067	$33,073	$10,853	$81,993
Europe, Middle East and Africa	27,435	20,127	6,575	54,137
Asia Pacific	25,615	9,372	3,144	38,131
Other	2,201	8,016	1,681	11,898
	$93,318	$70,588	$22,253	$186,159

Three months ended March 31, 2022	Product revenue	Service revenue (maintenance)	Service revenue (professional services)	Total revenue
United States	$31,940	$33,064	$10,645	$75,649
Europe, Middle East and Africa	24,410	17,742	6,811	48,963
Asia Pacific	22,390	10,425	3,447	36,262
Other	3,250	7,374	1,700	12,324
	$81,990	$68,605	$22,603	$173,198

The Company's product revenue from indirect sales through its channel partner program and from its direct sales program for the three months ended March 31, 2023 and 2022 was as follows (in thousands):

	Three months ended
	March 31, 2023	March 31, 2022
Indirect sales through channel partner program	$35,914	$23,500
Direct sales	57,404	58,490
	$93,318	$81,990

The Company's product revenue from sales to enterprise customers and from sales to service provider customers for the three months ended March 31, 2023 and 2022 was as follows (in thousands):

	Three months ended
	March 31, 2023	March 31, 2022
Sales to enterprise customers	$27,412	$22,083
Sales to service provider customers	65,906	59,907
	$93,318	$81,990

The Company's product revenue and service revenue components by segment for the three months ended March 31, 2023 and 2022 were as follows (in thousands):

RIBBON COMMUNICATIONS INC.
Notes to Condensed Consolidated Financial Statements (Continued)
(unaudited)

	Three months ended
	March 31, 2023	March 31, 2022
Product revenue:
Cloud and Edge	$42,839	$37,635
IP Optical Networks	50,479	44,355
Total product revenue	$93,318	$81,990

Service revenue:
Maintenance:
Cloud and Edge	$54,810	$55,030
IP Optical Networks	15,778	13,575
Total maintenance revenue	70,588	68,605
Professional services:
Cloud and Edge	16,831	17,141
IP Optical Networks	5,422	5,462
Total professional services revenue	22,253	22,603
Total service revenue	$92,841	$91,208

Revenue Contract Balances

The timing of revenue recognition, billings and cash collections results in billed accounts receivable; unbilled receivables, which are contract assets; and customer advances and deposits, which are contract liabilities, in the Company's condensed consolidated balance sheets. Amounts are billed as work progresses in accordance with agreed-upon contractual terms, either at periodic intervals or upon achievement of contractual milestones. Completion of services and billing may occur subsequent to revenue recognition, resulting in contract assets. The Company may receive advances or deposits from its customers before revenue is recognized, resulting in contract liabilities that are classified as deferred revenue. These assets and liabilities are reported in the Company's condensed consolidated balance sheets on a contract-by-contract basis as of the end of each reporting period. Changes in the contract asset and liability balances during the three months ended March 31, 2023 were not materially impacted by any factors other than billing and revenue recognition. Nearly all of the Company's deferred revenue balance is related to services revenue, primarily customer support contracts. Unbilled receivables stem primarily from engagements where services have been performed; however, billing cannot occur until services are completed.

In some arrangements, the Company allows customers to pay for term-based software licenses and products over the term of the software license. The Company also sells SaaS-based software under subscription arrangements, with payment terms over the term of the SaaS agreement. Amounts recognized as revenue in excess of amounts billed are recorded as unbilled receivables. Unbilled receivables that are anticipated to be invoiced in the next twelve months are included in Accounts receivable on the Company's condensed consolidated balance sheets. The changes in the Company's accounts receivable, unbilled receivables and deferred revenue balances for the three months ended March 31, 2023 were as follows (in thousands):

	Accounts receivable	Unbilled accounts receivable	Deferred revenue (current)	Deferred revenue (long-term)
Balance at January 1, 2023	$170,969	$96,275	$113,939	$19,254
Increase (decrease), net	(4,228)	(7,870)	7,822	(898)
Balance at March 31, 2023	$166,741	$88,405	$121,761	$18,356

The Company recognized approximately $30 million of revenue in the three months ended March 31, 2023 that was recorded as deferred revenue at December 31, 2022 and approximately $45 million of revenue in the three months ended March 31, 2022 that was recorded as deferred revenue at December 31, 2021. Of the Company's deferred revenue reported as long-term in its condensed consolidated balance sheet at March 31, 2023, the Company expects that approximately $10 million will be recognized as revenue in 2024, approximately $7 million will be recognized as revenue in 2025 and approximately $1 million will be recognized as revenue in 2026 and beyond.

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

Deferred Commissions Cost

Sales commissions earned by the Company's employees are considered incremental and recoverable costs of obtaining a contract with a customer. Expense related to commission payments has been deferred on our condensed consolidated balance sheet and is being amortized over the expected life of the customer contract, which averages five years. The current and long-term portions of deferred commission expense are included as components of Other current assets and Other assets, respectively. At both March 31, 2023 and December 31, 2022, the Company had $3.6 million of deferred sales commissions capitalized.

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

The tables below provide information regarding revenue, adjusted gross profit, and depreciation expense by reportable segment for the three months ended March 31, 2023 and 2022 (in thousands):

RIBBON COMMUNICATIONS INC.
Notes to Condensed Consolidated Financial Statements (Continued)
(unaudited)

	Three months ended
	March 31, 2023	March 31, 2022
Segment revenue:
Cloud and Edge	$114,480	$109,806
IP Optical Networks	71,679	63,392
Revenue	$186,159	$173,198

	Three months ended
	March 31, 2023	March 31, 2022
Segment adjusted gross profit:
Cloud and Edge	$69,975	$68,293
IP Optical Networks	19,500	18,609
Total segment adjusted gross profit	89,475	86,902
Stock-based compensation expense	(684)	(580)
Amortization of acquired technology	(7,389)	(8,267)
Gross profit	$81,402	$78,055

	Three months ended
	March 31, 2023	March 31, 2022
Segment depreciation expense:
Cloud and Edge	$2,499	$2,715
IP Optical Networks	1,011	1,170
Depreciation expense	$3,510	$3,885

(14) MAJOR CUSTOMERS

The following customer contributed 10% or more of the Company's revenue in the three months ended March 31, 2023 and 2022:

	Three months ended
	March 31, 2023	March 31, 2022
Verizon Communications Inc.	11%	13%

At March 31, 2023 and December 31, 2022, no customer accounted for 10% or more of the Company's accounts receivable balance. The Company performs ongoing credit evaluations of its customers and generally does not require collateral on accounts receivable. The Company maintains an allowance for doubtful accounts and such losses have historically been within management's expectations.

(15) STOCK-BASED COMPENSATION PLANS

The Company grants stock-based compensation to employees, officers and non-employee directors, as well as consultants and advisors of the Company and its subsidiaries under its Amended and Restated 2019 Incentive Award Plan (the "2019 Plan") which provides for the award of stock options, stock appreciation rights ("SARs"), restricted stock awards ("RSAs"), performance-based stock awards ("PSAs"), restricted stock units ("RSUs"), performance-based stock units ("PSUs") and other

RIBBON COMMUNICATIONS INC.
Notes to Condensed Consolidated Financial Statements (Continued)
(unaudited)
stock- or cash-based awards.

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

Restricted Stock Units

The activity related to the Company's RSUs for the three months ended March 31, 2023 was as follows:

	Shares	Weighted Average Grant Date Fair Value
Unvested balance at January 1, 2023	7,649,747	$3.96
Granted	853,981	$3.37
Vested	(1,020,277)	$5.02
Forfeited	(399,136)	$4.05
Unvested balance at March 31, 2023	7,084,315	$3.74

The total grant date fair value of shares of restricted stock underlying RSUs that vested during the three months ended March 31, 2023 was $5.1 million.

Performance-Based Stock Units

The activity related to the Company's PSUs for the three months ended March 31, 2023 was as follows:

	Shares	Weighted Average Grant Date Fair Value
Unvested balance at January 1, 2023	6,653,503	$2.52
Granted	27,153	$4.27
Vested	(381,071)	$5.40
Forfeited	(1,667,550)	$3.93
Unvested balance at March 31, 2023	4,632,035	$1.66

The total grant date fair value of shares of restricted stock underlying PSUs that vested during the three months ended March 31, 2023 was $2.1 million.

RIBBON COMMUNICATIONS INC.
Notes to Condensed Consolidated Financial Statements (Continued)
(unaudited)

Stock-Based Compensation

The condensed consolidated statements of operations include stock-based compensation for the three months ended March 31, 2023 and 2022 as follows (in thousands):

	Three months ended
	March 31, 2023	March 31, 2022
Product cost of revenue	$149	$99
Service cost of revenue	535	481
Research and development	1,262	1,206
Sales and marketing	2,129	1,371
General and administrative	1,773	1,098
	$5,848	$4,255

At March 31, 2023, there was $19.7 million, net of expected forfeitures, of unrecognized stock-based compensation expense related to unvested RSUs and PSUs. This expense is expected to be recognized over a weighted average period of approximately two years.

(16) LEASES

The Company has operating leases for corporate offices and research and development facilities and has historically had finance leases for certain equipment. Operating leases are reported separately in the Company's condensed consolidated balance sheets. Assets acquired under finance leases, if any, are included in Property and equipment, net, in the condensed consolidated balance sheets.

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

Right-of-use assets and lease liabilities are initially measured based on the present value of the future minimum fixed lease payments (i.e., fixed payments in the lease contract) over the lease term at the commencement date. As the Company's existing leases do not have a readily determinable implicit rate, the Company uses its incremental borrowing rate based on the information available at the commencement date in determining the present value of future minimum fixed lease payments. The Company calculates its incremental borrowing rate to reflect the interest rate that it would have to pay to borrow on a collateralized basis an amount equal to the lease payments in a similar economic environment over a similar term and considers its historical borrowing activities and market data from entities with comparable credit ratings in this determination. The measurement of the right-of-use asset also includes any lease payments made prior to the commencement date (excluding any lease incentives) and initial direct costs incurred. The Company assessed its right-of-use assets for impairment as of March 31, 2023 and December 31, 2022 and determined no impairment has occurred.

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

RIBBON COMMUNICATIONS INC.
Notes to Condensed Consolidated Financial Statements (Continued)
(unaudited)
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

Certain leased facilities are being partially or fully vacated as part of the 2022 Restructuring Plan and for some of those facilities, the Company has no plans to enter into sublease agreements. Accordingly, the Company accelerated the amortization of those lease assets through the planned cease-use date of each facility, resulting in additional amortization expense of $0.2 million in the three months ended March 31, 2023. The Company did not record estimated future variable lease costs related to those facilities. No accelerated amortization for lease assets or charges for related variable lease costs were recorded in the three months ended March 31, 2022 related to any of the Company's Restructuring Plans.

All accelerated amortization and accrual of future variable costs are recorded as Restructuring and related expense in the Company's condensed consolidated statements of operations. At March 31, 2023 and December 31, 2022, the Company had accruals of $1.8 million and $2.0 million, respectively, for all future anticipated variable lease costs related to these facilities. The Company may incur additional future expense if it is unable to sublease other locations included in the Facilities Consolidations Initiatives.

The Company leases its corporate offices and other facilities under operating leases, which expire at various times through 2032. The Company's right-of-use lease assets and lease liabilities at March 31, 2023 and December 31, 2022 were as follows (in thousands):

	Classification	March 31, 2023	December 31, 2022
Assets:
Operating lease assets	Operating lease right-of-use assets	$43,378	$44,888

Liabilities:
Current Operating	Operating lease liabilities	$14,973	$15,416
Non-Current Operating	Operating lease liabilities, net of current	43,367	46,183
Total Operating lease liabilities		$58,340	$61,599

The components of lease expense for the three months ended March 31, 2023 and 2022 were as follows (in thousands):

	Three months ended
	March 31, 2023	March 31, 2022
Operating lease cost*	$4,760	$4,630
Finance lease cost:
Amortization of leased assets	—	92
Interest on lease liabilities	—	6
Short-term lease cost	3,427	3,718
Variable lease costs (costs excluded from minimum fixed lease payments)**	802	826
Sublease income	(430)	(490)
Net lease cost	$8,559	$8,782

* Operating lease costs for the three months ended March 31, 2023 included $0.2 million of accelerated amortization for certain assets partially or fully vacated with no intent or ability to sublease. No such accelerated amortization was recorded in the three months ended March 31, 2022.
** No variable lease costs were accrued in the three months ended March 31, 2023 or 2022 for future estimated variable expenses related to certain assets partially or fully vacated with no intent or ability to sublease.

RIBBON COMMUNICATIONS INC.
Notes to Condensed Consolidated Financial Statements (Continued)
(unaudited)
Cash flow information related to the Company's leases for the three months ended March 31, 2023 and 2022 was as follows (in thousands):

	Three months ended
	March 31, 2023	March 31, 2022
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows for operating leases	$4,765	$5,578
Operating cash flows for finance leases	$—	$6
Financing cash flows for finance leases	$—	$198

Other information related to the Company's leases as of March 31, 2023 and December 31, 2022 was as follows:

	March 31, 2023	December 31, 2022
Weighted average remaining lease term (years):
Operating leases	5.66	5.90
Weighted average discount rate:
Operating leases	5.87%	5.79%

Future minimum fixed lease payments under noncancelable leases at March 31, 2023 were as follows (in thousands):

Operating
leases
Remainder of 2023	$13,802
2024	15,481
2025	8,561
2026	7,153
2027	6,433
2028	18,295
Total lease payments	69,725
Less: interest	(11,385)
Present value of lease liabilities	$58,340

(17) INCOME TAXES

The Company recorded an income tax provision of $1.5 million and an income tax benefit of $1.9 million in the three months ended March 31, 2023 and 2022, respectively. These amounts reflect the Company's estimates of the effective rates expected to be applicable for the respective full years, adjusted for any discrete events, which are recorded in the period in which they occur. These estimates are reevaluated each quarter based on the Company's estimated tax rate for the full fiscal year. The estimated effective tax rate includes the impact of valuation allowances in various jurisdictions. The Company intends to continue to maintain a valuation allowance on its deferred tax assets until there is sufficient evidence to support the reversal of all or some portion of the respective allowances.

(18) RELATED PARTIES

The Company recognized revenue in the three months ended March 31, 2023 and 2022 of $0.8 million and $0.4 million, respectively, from its largest stockholder. Additionally, as discussed in Note 11, certain related party stockholders participated in the Private Placement on March 28, 2023.

RIBBON COMMUNICATIONS INC.
Notes to Condensed Consolidated Financial Statements (Continued)
(unaudited)
19) COMMITMENTS AND CONTINGENCIES

Liabilities for Royalty Payments to the IIA

Prior to the Company's acquisition of ECI Telecom Group Ltd. ("ECI"), ECI had received research and development grants from the Office of the Innovation Authority of the Israeli Ministry of Economics (the "IIA"). The Company assumed ECI's contract with the IIA, which requires the Company to pay royalties to the IIA on proceeds from the sale of products which the Israeli government has supported by way of research and development grants. The royalties for grants prior to 2017 were calculated at the rates of 1.3% to 5.0% of the aggregated proceeds from the sale of such products developed at certain of the Company's R&D centers, up to an amount not exceeding 100% of such grants plus interest at LIBOR. Effective for grants approved in 2017 and subsequently, interest was calculated at the higher of LIBOR plus 1.5% to 2.75%. At March 31, 2023, the Company's maximum possible future royalties commitment, including $5.6 million of unpaid royalties accrued, was $28.6 million, including interest of $2.0 million, based on estimates of future product sales, grants received from the IIA not yet repaid, and management's estimation of products still to be sold.

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

Charter Complaint. On September 19, 2022, Charter Communications Operating, LLC (“Charter”) filed two complaints against two of our subsidiaries (Sonus Networks, Inc. and Ribbon Communications Operating Company, Inc.) alleging breach of contract with respect to indemnification obligations purportedly owed to Charter in connection with Charter’s legal dispute with Sprint Communications Company L.P., which was settled by Charter in March 2022. One complaint was filed in the Supreme Court of the State of New York, in New York County; the second complaint was filed by Charter as well as co-plaintiffs Charter Communications Holding Company, LLC and Bright House Networks, LLC, in the Superior Court of the State of Delaware in and for New Castle County. In both complaints, Charter is seeking monetary damages. The Company filed its answer to the first complaint file in New York on December 7, 2022 and to the second complaint filed in Delaware on January 9, 2023. Discovery is on-going and the court in the Delaware complaint has set a preliminary trial date of January 2025.

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion of the financial condition and results of operations of Ribbon Communications Inc. should be read in conjunction with the condensed consolidated financial statements and the related notes thereto included elsewhere in this Quarterly Report on Form 10-Q and the audited financial statements and notes thereto and Management's Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the year ended December 31, 2022, which was filed with the U.S. Securities and Exchange Commission on March 31, 2023.

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

Key Trends and Economic Factors Affecting Ribbon

Supplier Disruptions. Ongoing uncertainty in the global economy, including as a result of inflation and the war in Ukraine, continue to disrupt various manufacturing, commodity and financial markets and have increased volatility, and continue to impede global supply chains. Our ability to deliver our solutions as agreed upon with our customers depends in part on the ability of our global contract manufacturers, vendors, licensors and other business partners to deliver products or perform services we have procured from them.

Continued uncertain global economic conditions, may cause our customers to restrict spending or delay purchases for an indeterminate period of time and consequently cause our revenues to decline. Further, such factors may negatively impact our operating costs resulting in a reduction in net income. The degree to which the ongoing COVID-19 pandemic, the ongoing military conflict in Ukraine and the high inflationary and rising interest rate environment impacts our future business, financial position and results of operations will depend on developments beyond our control, including the duration of the global economic downturn that has resulted from these factors.

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

Inflation and Interest Rates. We continue to see near-term impacts on our business due to inflation, including ongoing global price pressures driving up energy prices, component costs, freight premiums, and other operating costs above normal rates. Although headline inflation in the United States and Europe appears to be nearing a peak, as gasoline and natural gas prices recede from the latest spike, core inflation (excluding food and energy prices) remains elevated and is a source of continued cost pressure on businesses and households. Interest rates have increased significantly as central banks in developed countries attempt to subdue inflation while government deficits and debt remain at high levels in many global markets. Accordingly, the eventual implications of higher government deficits and debt, tighter monetary policy, and potentially higher long-term interest rates may drive a higher cost of capital for our business.

Presentation

Unless otherwise noted, all financial amounts, excluding tabular information, in this Management's Discussion and Analysis of Financial Condition and Results of Operations ("MD&A") are rounded to the nearest million dollar amount, and all percentages, excluding tabular information, are rounded to the nearest percentage point.

Private Placement

On March 28, 2023, we issued 55,000 shares of newly designated Series A Preferred Stock (the "Preferred Stock") to investors in a private placement offering at a price of $970 per share, along with 4.9 million warrants (the "Warrants") to purchase shares of our common stock, par value $0.0001 per share (the "Private Placement"), at an exercise price of $3.77 per share. The proceeds from the Private Placement were approximately $53.4 million, including approximately $10 million from existing related party stockholders. For additional detail on the Private Placement, see Note 11 - Preferred Stock and Warrants to our condensed consolidated financial statements.

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

Financial Overview

Financial Results

We reported losses from operations of $35.2 million and $39.1 million for the three months ended March 31, 2023 and 2022, respectively.

Our revenue was $186.2 million and $173.2 million in the three months ended March 31, 2023 and 2022, respectively. Our gross profit and gross margin were $81.4 million and 43.7%, respectively, in the three months ended March 31, 2023, and $78.1 million and 45.1%, respectively, in the three months ended March 31, 2022. The higher revenue in the three months of 2023 compared to 2022 is due to $8.3 million of higher IP Optical sales and $4.7 million of higher Cloud and Edge product sales.

Revenue from our Cloud and Edge segment was $114.5 million and $109.8 million in the three months ended March 31, 2023 and 2022, respectively. Gross profit and gross margin for this segment were $66.1 million and 57.7%, respectively, in the three months ended March 31, 2023, and $62.7 million and 57.1%, respectively, in the three months ended March 31, 2022.

Revenue from our IP Optical Networks segment was $71.7 million and $63.4 million in the three months ended March 31, 2023 and 2022, respectively. Gross profit and gross margin for this segment were $15.3 million and 21.4%, respectively, in the three months ended March 31, 2023, and $15.3 million and 24.2%, respectively, in the three months ended March 31, 2022.

Our operating expenses were $116.6 million and $117.1 million in the three months ended March 31, 2023 and 2022, respectively. The slightly decreased operating expenses are primarily related to lower sales and marketing and R&D expenses, partially offset by higher restructuring and related expense and higher general and administrative expense. Operating expenses for the three months ended March 31, 2023 included $7.3 million of amortization of acquired intangible assets, $1.6 million of acquisition-, disposal- and integration-related expense, and $6.9 million of restructuring and related expense. Operating expenses for the three months ended March 31, 2022 included $7.3 million of amortization of acquired intangible assets, $1.8 million of acquisition-, disposal- and integration-related expense, and $4.8 million of restructuring and related expense.

We recorded stock-based compensation expense of $5.8 million and $4.3 million in the three months ended March 31, 2023 and 2022, respectively. These amounts are included as components of both Cost of revenue and Operating expenses in our condensed consolidated statements of operations.

See "Results of Operations" in this MD&A for a discussion of the changes in our revenue and expenses for the three months ended March 31, 2023 compared to the three months ended March 31, 2022.

Restructuring and Cost Reduction Initiatives

2023 Restructuring Plan. In February 2023, our Board of Directors approved a strategic restructuring program (the "2023 Restructuring Plan") to streamline the Company's operations in order to support the Company's investment in critical growth areas. The 2023 Restructuring Plan is expected to include, among other things, charges related to a consolidation of facilities and a workforce reduction. Any potential positions eliminated in countries outside the United States are subject to local law and consultation requirements.

We recorded restructuring and related expense of $5.7 million in the three months ended March 31, 2023 in connection with the 2023 Restructuring Plan. The amount for the three months ended March 31, 2023 was comprised entirely of severance and related costs. We anticipate that we will record future expense for severance of approximately $4 million in connection with the 2023 Restructuring Plan.

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

We recorded restructuring and related expense of $1.2 million and $4.2 million in the three months ended March 31, 2023 and 2022, respectively, in connection with the 2022 Restructuring Plan. The amount for the three months ended March 31, 2023 was comprised of $1.0 million for variable and other facilities-related costs and $0.2 million for accelerated amortization of lease assets no longer being used with no ability or intent to sublease. The amount for the three months ended March 31, 2022 was comprised of $4.2 million for severance and related costs for approximately 50 employees. We anticipate that we will record future expense for severance and facility consolidations aggregating approximately $7 million in connection with the 2022 Restructuring Plan.

Accelerated Rent Amortization. Accelerated rent amortization is recognized from the date that we commence the plan to fully or partially vacate a facility, for which there is no intent or ability to enter into a sublease, through the final vacate date. We recorded $0.2 million and for accelerated rent amortization in the three months ended March 31, 2023. We did not record accelerated rent amortization in the three months ended March 31, 2022. We continue to evaluate our properties included in our restructuring plans for accelerated amortization and/or right-of-use asset impairment. We may incur additional future expense if we are unable to sublease other locations included in these initiatives.

Critical Accounting Policies and Estimates

This MD&A is based upon our condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP"). The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. We base our estimates and judgments on historical experience, knowledge of current conditions and beliefs of what could occur in the future given available information. We consider the following accounting policies to be both those most important to the portrayal of our financial condition and those that require the most subjective judgment: revenue recognition, the valuation of inventory, debentures and warrants received as sale consideration, warranty accruals, loss contingencies and reserves, stock-based compensation, our Preferred Stock and Warrants, business combinations, goodwill and intangible assets, accounting for leases, and accounting for income taxes. If actual results differ significantly from management's estimates and projections, there could be a material effect on our condensed consolidated financial statements.

There was one significant change to our critical accounting policies during the three months ended March 31, 2023 with the addition of a policy for accounting for our Preferred Stock and Warrants that were issued in the Private Placement on March 28, 2023 as follows:

Preferred Stock and Warrants

We account for the Preferred Stock and Warrants as liability-classified instruments based on an assessment of their specific terms in accordance with ASC Topic 480, Distinguishing Liabilities from Equity. The fair value option was elected for the Preferred Stock, as we consider fair value to best reflect the expected future economic value. These liabilities will be remeasured to fair value at each reporting date using the same valuation methodology as originally applied upon issuance.

For further discussion of our critical accounting policies and estimates, please refer to our Annual Report on Form 10-K for the year ended December 31, 2022.

Results of Operations

Three months ended March 31, 2023 and 2022

Revenue. Revenue for the three months ended March 31, 2023 and 2022 was as follows (in thousands, except percentages):

	Three months ended		Increase from prior year
	March 31, 2023	March 31, 2022	$	%
Product	$93,318	$81,990	$11,328	13.8%
Service	92,841	91,208	1,633	1.8%
Total revenue	$186,159	$173,198	$12,961	7.5%

Segment revenue for the three months ended March 31, 2023 and 2022 was as follows (in thousands):

	Three months ended March 31, 2023			Three months ended March 31, 2022
	Cloud and Edge	IP Optical Networks	Total	Cloud and Edge	IP Optical Networks	Total
Product	$42,839	$50,479	$93,318	$37,635	$44,355	$81,990
Service	71,641	21,200	92,841	72,171	19,037	91,208
Total revenue	$114,480	$71,679	$186,159	$109,806	$63,392	$173,198

The increase in our product revenue in the three months ended March 31, 2023 compared to the three months ended March 31, 2022 was the result of $6 million of higher sales of our IP Optical Networks products and $5 million of higher sales of our Cloud and Edge products. The increase in revenue from the sale of IP Optical Networks products was attributable to sales improving across almost all regions and multiple new customer wins. The increase in revenue from the sale of Cloud and Edge products was primarily attributable to higher sales to enterprise customers of our SBC products.

Revenue from sales to enterprise customers was 29% and 27% of our product revenue in the three months ended March 31, 2023 and 2022, respectively. These sales were made through both our direct sales team and indirect sales channel partners. Cloud and Edge sales to Enterprise customers in the first three months of 2023 increased approximately 62% compared with the same period of 2022.

Revenue from indirect sales through our channel partner program was 38% and 29% of our product revenue in the three months ended March 31, 2023 and 2022, respectively. The increase in channel sales reflects stronger deployments through systems integrators as well as sell-thru our Service Provider channel partners.

The timing of the completion of customer projects and revenue recognition criteria satisfaction may cause our product revenue to fluctuate from one period to the next.

Service revenue is primarily comprised of hardware and software maintenance and support (“maintenance revenue”) and network design, installation and other professional services (“professional services revenue”).

Service revenue for the three months ended March 31, 2023 and 2022 was comprised of the following (in thousands, except percentages):

	Three months ended		Increase/(Decrease) from prior year
	March 31, 2023	March 31, 2022	$	%
Maintenance	$70,588	$68,605	$1,983	2.9%
Professional services	22,253	22,603	(350)	(1.5)%
	$92,841	$91,208	$1,633	1.8%

Segment service revenue for the three months ended March 31, 2023 and 2022 was comprised of the following (in thousands):

	Three months ended March 31, 2023			Three months ended March 31, 2022
	Cloud and Edge	IP Optical Networks	Total	Cloud and Edge	IP Optical Networks	Total
Maintenance	$54,810	$15,778	$70,588	$55,030	$13,575	$68,605
Professional services	16,831	5,422	22,253	17,141	5,462	22,603
Total service revenue	$71,641	$21,200	$92,841	$72,171	$19,037	$91,208

The 2.9% increase in maintenance revenue in the three months ended March 31, 2023 compared to the three months ended March 31, 2022 was primarily due to higher IP Optical Network segment maintenance fees from the growing installed base of product.

Professional services revenue was relatively flat in the three months ended March 31, 2023 compared to the three months ended March 31, 2022 for both of our segments.

The following customers contributed 10% or more of our revenue in the three month periods ended March 31, 2023 and 2022:

	Three months ended
Customer	March 31, 2023	March 31, 2022
Verizon Communications Inc.	11%	13%

Revenue from customers domiciled outside the United States was approximately 56% in both the three months ended March 31, 2023 and 2022. Due to the timing of project completions, we expect that the domestic and international components as a percentage of revenue may fluctuate from quarter to quarter and year to year.

Our deferred product revenue was $26 million and $29 million at March 31, 2023 and December 31, 2022, respectively. Our deferred service revenue was $114 million and $104 million at March 31, 2023 and December 31, 2022, respectively. Our deferred revenue balance may fluctuate because of the timing of revenue recognition, customer payments, maintenance contract renewals, contractual billing rights and maintenance revenue deferrals included in multiple element arrangements.

We expect that our total revenue will increase modestly for 2023 compared to 2022 primarily as our strategy to grow our IP Optical market share gains momentum. The primary source of revenue growth in 2023 is anticipated to come from the addition of several new products in our IP Routing portfolio.

Cost of Revenue/Gross Margin. Our cost of revenue consists primarily of amounts paid to third-party manufacturers for purchased materials and services, royalties, amortization of acquired technology, inventory valuation adjustments, warranty costs, and manufacturing and services personnel and related costs. Our cost of revenue, gross profit and gross margin for the three months ended March 31, 2023 and 2022 were as follows (in thousands, except percentages):

	Three months ended		Increase (decrease) from prior year
	March 31, 2023	March 31, 2022	$	%
Cost of revenue:
Product	$62,063	$51,209	10,854	21.2%
Service	35,305	35,667	(362)	(1.0)%
Amortization of acquired technology	7,389	8,267	(878)	(10.6)%
Total cost of revenue	$104,757	$95,143	9,614	10.1%

Gross profit	$81,402	$78,055	$3,347	4.3%

Gross margin	43.7%	45.1%

Our segment cost of revenue, gross profit and gross margin for the three months ended March 31, 2023 and 2022 were as follows (in thousands, except percentages):

	Three months ended March 31, 2023			Three months ended March 31, 2022
	Cloud and Edge	IP Optical Networks	Total	Cloud and Edge	IP Optical Networks	Total
Product	$20,920	$41,143	$62,063	$16,999	$34,210	$51,209
Service	23,954	11,351	35,305	24,899	10,768	35,667
Amortization of acquired technology	3,529	3,860	7,389	5,176	3,091	8,267
Total cost of revenue	$48,403	$56,354	$104,757	$47,074	$48,069	$95,143

Gross profit	$66,077	$15,325	$81,402	$62,732	$15,323	$78,055

Gross margin	57.7%	21.4%	43.7%	57.1%	24.2%	45.1%

Our gross margin decreased by one percentage point in the three months ended March 31, 2023 compared to the three months ended March 31, 2022, primarily due to lower margins in our IP Optical Networks segment, partially offset by slightly higher margins in our Cloud and Edge segment. The decrease in gross margin of approximately three percentage points in our IP Optical Networks segment was primarily attributable to the impact of ramping up several new products, customer mix, and higher supply chain costs.

We believe that our IP Optical Networks segment gross margin will improve over the remaining quarters of 2023. Our overall gross margins may decrease in 2023 compared to 2022 as a result of higher expected sales from IP Optical Networks, which has lower margins due to the higher hardware content in its products and higher production costs.

Research and Development. Research and development ("R&D") expenses consist primarily of salaries and related personnel expenses and prototype costs for the design, development, testing, and enhancement of our products. R&D expenses for the three months ended March 31, 2023 and 2022 were as follows (in thousands, except percentages):

			Decrease from prior year
	March 31, 2023	March 31, 2022	$	%
Three months ended	$51,304	$52,690	$(1,386)	(2.6)%

The slight decrease in our R&D expenses in the three months ended March 31, 2023 compared to the three months ended March 31, 2022 was attributable to approximately $2 million of lower expenses in our Cloud and Edge segment, partially offset by approximately $1 million of higher expenses in our IP Optical Networks segment.

The increased investment in IP Optical Networks R&D is focused on significantly expanding our portfolio of IP Routing solutions, adding additional features to our Optical Transport portfolio, and investment in a next generation SDN management and orchestration platform.

Some aspects of our R&D efforts require significant short-term expenditures, the timing of which may cause significant variability in our expenses. We believe that rapid technological innovation is critical to our long-term success, and we are tailoring our investments to meet the requirements of our customers and market. We believe that our R&D expenses in 2023 will decrease compared to 2022, with reduced investment in both segments in areas such as element management and sustaining engineering, as well as cost savings from the 2023 and 2022 Restructuring Plans.

Sales and Marketing Expenses. Sales and marketing expenses consist primarily of salaries and related personnel costs, commissions, travel and entertainment expenses, promotions, customer trial and evaluations inventory and other marketing and sales support expenses. Sales and marketing expenses for the three months ended March 31, 2023 and 2022 were as follows (in thousands, except percentages):

			Decrease from prior year
	March 31, 2023	March 31, 2022	$	%
Three months ended	$35,399	$37,619	$(2,220)	(5.9)%

The decrease in sales and marketing expenses in the three months ended March 31, 2023 compared to the three months ended March 31, 2022 was primarily a result of a global sales organization re-alignment that reduced management layers as well as lower investment in under-performing regions, resulting in a reduction of expenses of approximately $1 million in each of our two segments.

We believe that our sales and marketing expenses will be lower in 2023 compared to 2022 as we benefit from the re-aligned global sales structure and continue to implement additional efficiencies.

General and Administrative Expenses. General and administrative expenses consist primarily of salaries and related personnel costs for executive and administrative personnel, and audit, legal and other professional fees. General and administrative expenses for the three months ended March 31, 2023 and 2022 were as follows (in thousands, except percentages):

			Increase from prior year
	March 31, 2023	March 31, 2022	$	%
Three months ended	$14,045	$12,862	$1,183	9.2%

The increase in general and administrative expenses in the three months ended March 31, 2023 compared to the three months ended March 31, 2022 was primarily attributable to higher stock-based compensation and professional fees, with equally higher costs in each of our two segments.

We believe that our general and administrative expenses in 2023 will increase slightly compared to our 2022 levels, primarily due to higher employee costs and as a result of inflation.

Amortization of Acquired Intangible Assets included in Operating expenses. Amortization of acquired intangible assets included in Operating expenses ("Opex Amortization") for the three months ended March 31, 2023 and 2022 was as follows (in thousands, except percentages):

			Decrease from prior year
	March 31, 2023	March 31, 2022	$	%
Three months ended	$7,264	$7,275	$(11)	(0.2)%

Opex Amortization was flat for the three months ended March 31, 2023 compared to the three months ended March 31, 2022. Opex Amortization is not recorded on a straight-line basis; rather, it is recorded in relation to expected future cash flows. Accordingly, such expense may vary from one period to the next.

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

Our acquisition-, disposal- and integration-related expenses were $1.6 million and $1.8 million in the three months ended March 31, 2023 and 2022, respectively. The amounts for the three months ended March 31, 2023 and 2022 primarily related to integration-related expenses.

Restructuring and Related. We have been committed to streamlining our operations and reducing operating costs by closing and consolidating certain facilities and reducing our worldwide workforce. Please see the additional discussion of our restructuring initiatives in the "Restructuring and Cost Reduction Initiatives" section of the Overview of this MD&A.

We recorded restructuring and related expense of $6.9 million and $4.8 million in the three months ended March 31, 2023 and 2022, respectively. Although we have eliminated positions as part of our restructuring initiatives, we continue to hire in certain areas that we believe are important to our future growth.

Interest Expense, Net. Interest income and interest expense for the three months ended March 31, 2023 and 2022 were as follows (in thousands, except percentages):

	Three months ended		Increase from prior year
	March 31, 2023	March 31, 2022	$	%
Interest income	$59	$39	$20	51.3%
Interest expense	(6,481)	(4,040)	2,441	60.4%
Interest expense, net	$(6,422)	$(4,001)	$2,421	60.5%

Interest expense in the three months ended March 31, 2023 and 2022 represents interest and amortization of debt issuance costs in connection with the 2020 Credit Facility (as defined below). The increase in Interest expense in the three months ended March 31, 2023 compared to the three months ended March 31, 2022 of $2.4 million was primarily due to $1.4 million of higher margin costs on our 2020 Term Loan, the write off of $0.5 million of debt issuance costs in conjunction with the Sixth Amendment to the 2020 Credit Facility that was effective March 30, 2023, and $0.4 of higher costs in 2023 for factoring certain accounts receivable. Our interest expense for the three months ended March 31, 2023 and 2022 benefited from our interest rate swap, which was sold in March 2023. See Note 10 to our condensed consolidated financial statements.

Other (Expense) Income, Net. We recorded other income, net of $4.8 million and other expense, net of $28.8 million in the three months ended March 31, 2023 and 2022, respectively. Other income in the three months ended March 31, 2023 was primarily attributable to the gain of $7.3 million recognized from Accumulated other comprehensive income in connection with the sale of our interest rate swap, partially offset by $3.5 million of costs incurred in the Private Placement. The primary component of the loss in the three months ended March 31, 2022 was the $27.0 million decline in the fair value of the AVCT Investment which was cancelled in a settlement agreement in August 2022.

Income Taxes. We recorded an income tax provision of $1.5 million and an income tax benefit of $1.9 million in the three months ended March 31, 2023 and 2022, respectively. These amounts reflect our estimates of the effective rates expected to be applicable for the respective full fiscal years, adjusted for any discrete events, which are recorded in the period in which they occur. These estimates are reevaluated each quarter based on our estimated tax rate for the full year. The estimated effective tax rate includes the impact of valuation allowances in various jurisdictions. We intend to continue to maintain a valuation allowance on our deferred tax assets until there is sufficient evidence to support the reversal of all or some portion of the respective allowances.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements that have or are reasonably likely to have a current or future material effect on our financial position, changes in financial position, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Liquidity and Capital Resources

Our condensed consolidated statements of cash flows are summarized as follows (in thousands):

	Three months ended
	March 31, 2023	March 31, 2022	Change
Net loss	$(38,305)	$(69,975)	$31,670
Adjustments to reconcile net loss to cash flows provided by operating activities	9,542	45,568	(36,026)
Changes in operating assets and liabilities	39,896	39,437	459
Net cash provided by operating activities	$11,133	$15,030	$(3,897)
Net cash used in investing activities	$(2,413)	$(3,471)	$1,058
Net cash used in financing activities	$(30,119)	$(22,395)	$(7,724)

We had cash and restricted cash aggregating $46 million and $67 million at March 31, 2023 and December 31, 2022, respectively. We had cash held by our non-U.S. subsidiaries aggregating $35 million and $15 million at March 31, 2023 and December 31, 2022, respectively. If we elect to repatriate all of the funds held by our non-U.S. subsidiaries as of March 31, 2023, we do not believe that the amounts of potential withholding taxes that would arise from the repatriation would have a material effect on our liquidity.

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

On June 30, 2022, we entered into the Fifth Amendment to the 2020 Credit Facility (the "Fifth Amendment") to increase the Maximum Consolidated Net Leverage Ratio (as defined in the 2020 Credit Facility) for 2022, with the fourth quarter of 2022 increased to 4.75:1.00. In the 1st and 2nd quarters of 2023, the Maximum Consolidated Net Leverage Ratio allowed declines to 3.25:1.00 and in all subsequent quarters the ratio will be fixed at 3.00:1.00. Also, the Fifth Amendment reduced the minimum Consolidated Fixed Charge Coverage Ratio (as defined in the 2020 Credit Facility) in 2022, with the fourth quarter of 2022 reduced to 1.10:1.00 and in all subsequent quarters the ratio will be fixed at 1.25:1.00. In addition, the Fifth Amendment increased the maximum rate at which loans bear interest if our Consolidated Net Leverage Ratio for any quarter is greater than 4.50:1.00. Specifically, loans incurred bear interest, at our option, at either LIBOR plus a margin ranging from 1.50% to 4.50% per year, or the base rate plus 0.50%, or the prime rate plus a margin ranging from 0.50% to 3.50% per year. The Fifth Amendment also allows us to incur junior secured or unsecured debt in an amount no less than $50 million, subject to certain conditions, including the requirement that 50% of the aggregate amount of such incurred debt (net of certain costs, fees and other amounts) must be applied to prepay the 2020 Credit Facility, and compliance with certain leverage ratio-based covenant exceptions. In connection with the Fifth Amendment, we made a $10.0 million voluntary prepayment that was applied to the final payment due on the maturity date. Subsequent to the Fifth Amendment, we are required to make quarterly principal payments on the 2020 Term Loan aggregating approximately $5.0 million per quarter through March 31, 2024 and $10.0 million in each of the three quarters thereafter, with the remaining and final payment due on the maturity date in March 2025.

On March 24, 2023, we entered into the Sixth Amendment to the 2020 Credit Facility (the “Sixth Amendment”) effective March 30, 2023. The Sixth Amendment, among other things, increased the Maximum Consolidated Net Leverage Ratio (as defined in the 2020 Credit Facility), with the first, second and third quarters of 2023 increasing to 4.50:1.00. In the fourth quarter of 2023 and the first quarter of 2024, the Maximum Consolidated Net Leverage Ratio declines to 4.25:1.00 and 4.00:1.00, respectively. In all subsequent quarters, the Maximum Consolidated Senior Net Leverage Ratio will be fixed at 3.00:1.00 and the Maximum Consolidated Net Leverage Ratio will be fixed at 4.00:1.00. Also, the Sixth Amendment reduced the minimum Consolidated Fixed Charge Coverage Ratio (as defined in the 2020 Credit Facility) to 1.10:1.00 through the first quarter of 2024 and in all subsequent quarters the ratio will be fixed at 1.25:1.00. The Sixth Amendment reduced the maximum borrowings allowed under the 2020 Revolving Credit Facility from $100 million to $75 million and the sublimit available for letters of credit was reduced from $30 million to $20 million. In addition, the Sixth Amendment replaced LIBOR with the Secured Overnight Financing Rate, or SOFR, as the alternative rate that may be used by the Company for calculating interest owed under the 2020 Credit Facility with the margin now fixed at 4.5%. In conjunction with the Sixth Amendment, we made a $75 million prepayment that was applied to the final payment due upon maturity in March 2025 of approximately $200.3 million. The $75 million prepayment was almost entirely funded with the net proceeds from the Private Placement and the sales of our interest rate swap. Debt issuance costs associated with the Sixth Amendment totaled $1.7 million and will be amortized on a straight line basis over the remaining life of the 2020 Credit Facility to Interest expense, net.

At March 31, 2023, we had an outstanding balance under the 2020 Term Loan of $250.4 million at an average interest rate of 5.7% and $3.0 million of letters of credit outstanding with an interest rate of 4.5%. The Company's interest rates under our 2020 Term Loan for the three months ended March 31, 2023 and 2022 benefited from a hedge instrument that was in place, specifically a fixed rate swap, which was sold in March 2023 (see Note 10). We were in compliance with all covenants of the 2020 Credit Facility at both March 31, 2023 and December 31, 2022.

We are exposed to financial market risk related to foreign currency fluctuations and changes in interest rates. These exposures are actively monitored by management. To manage the volatility related to the exposure to changes in interest rates, we entered into a derivative financial instrument. Management's objective has been to reduce, where it is deemed appropriate to do so, fluctuations in earnings and cash flows associated with changes in interest rates. Our policies and practices are to use derivative financial instruments only to the extent necessary to manage exposures. We do not hold or issue derivative financial instruments for trading or speculative purposes.

As a result of exposure to interest rate movements, during March 2020, we entered into an interest rate swap arrangement, which effectively converted our $400 million term loan with its variable interest rate based upon one-month LIBOR to an aggregate fixed rate of 0.904%, plus a leverage-based margin as defined in the 2020 Credit Facility. On July 22, 2022, we sold $30 million of the notional amount of our interest rate swap back to our counterparty for $1.5 million, reducing the notional amount of this swap to $370 million. On August 16, 2022, we sold another $30 million of the notional amount of our interest rate swap back to our counterparty for $1.6 million, reducing the notional amount to $340 million, which approximated the term loan debt then outstanding. The gain in accumulated other comprehensive (loss) income related to the $60 million notional amount sold of $3.1 million is being released into earnings on a straight line basis over the remaining term of the 2020 Credit Facility as a decrease to interest expense, the amortization of which totaled $0.3 million for the three months ended March 31, 2023. On March 24, 2023, the Company received $9.4 million, consisting of $0.4 million of interest and $9.0 million for the sale of $170 million of its $340 million notional amount interest rate swap back to its counterparty, reducing the notional amount to $170 million. On March 27, 2023, the Company received $9.8 million, consisting of $0.4 million of interest and $9.4 million for the sale of the remaining $170 million of its interest rate swap back to its counterparty. The portion of the gain in accumulated other comprehensive (loss) income related to the our paid term loan debt on the date of the final sale of our swap totaled $7.3 million and was released into earnings immediately as Other income (expense), net. The portion of the gain in accumulated other comprehensive (loss) income related to our remaining term loan debt balance totaled $12.0 million and will be released into earnings on a straight line basis over the remaining term of the 2020 Credit Facility as a decrease to interest expense beginning in the second quarter of 2023.

Our objectives in using interest rate derivatives have been to add stability to interest expense and to manage our exposure to interest rate movements. To accomplish this objective, we have used an interest rate swap as part of our interest rate risk management strategy. Interest rate swaps designated as cash flow hedges involve the receipt of variable amounts from a counterparty in exchange for making fixed-rate payments over the life of the agreements without exchange of the underlying notional amount.

The effective portion of changes in the fair value of derivatives designated and that qualify as cash flow hedges are recorded in accumulated other comprehensive income in the condensed consolidated balance sheet and are subsequently reclassified into earnings in the period that the hedged forecasted transactions affect earnings. During the three months ended March 31, 2023 and 2022, such a derivative was used to hedge the variable cash flows associated with the 2020 Credit Facility. Any ineffective portion of the change in fair value of the derivative is recognized directly in earnings. During the three months ended March 31, 2023, we recorded $7.3 million of Other income (expense), net due to the sale of our swap. There was no hedge ineffectiveness during the three months ended March 31, 2022.

We use letters of credit, performance and bid bonds in the course of our business. At March 31, 2023, we had $7.2 million letters of credit, bank guarantees, and performance and bid bonds outstanding (collectively, "Guarantees"), comprised of the $3.0 million of letters of credit under the 2020 Credit Facility described above (the "Letters of Credit") and $4.2 million of bank guarantees and performance and bid bonds (collectively, the "Other Guarantees") under various uncommitted facilities. At December 31, 2022, we had $8.3 million of Guarantees, comprised of $3.3 million of Letters of Credit and $5.0 million of

Other Guarantees. At both March 31, 2023 and December 31, 2022, the Company had cash collateral of $0.2 million supporting the Guarantees, which is reported as Restricted cash in our condensed consolidated balance sheets.

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

Cash provided by operating activities in the three months ended March 31, 2023 was $11.1 million, primarily resulting from lower accounts receivable and other operating assets, higher accrued expenses and other long term liabilities, higher deferred revenue, and certain non-cash expenses such as amortization of intangible assets, and stock-based compensation. These amounts were partially offset by our net loss and lower accounts payable, higher inventory and certain non-cash items such as deferred income taxes and the gain on sale of our interest rate swap.

Our operating activities provided $15.0 million in the three months ended March 31, 2022, primarily resulting from lower accounts receivable and certain non-cash expenses, such as the decrease in the fair value of the AVCT Investment, amortization of intangible assets, stock-based compensation, depreciation and amortization of property and equipment, and foreign currency losses. These amounts were partially offset by our net loss, higher inventory, lower accrued expenses and other long-term liabilities, and a non-cash adjustment for deferred income taxes.

Cash Flows from Investing Activities

Our investing activities used $2.4 million and $3.5 million of cash in the three months ended March 31, 2023 and 2022, respectively, to purchase property and equipment.

Cash Flows from Financing Activities

Our financing activities used $30.1 million of cash in the three months ended March 31, 2023, primarily due to $80.0 million of principal payments, including a $75.0 million prepayment in connection with the Sixth Amendment to the 2020 Credit Facility, $1.6 million of debt issuance costs also paid in connection with the Sixth Amendment, and $1.9 million for the payment of tax withholding obligations related to the net share settlements of restricted stock awards upon vesting. In addition, we received $53.4 million of proceeds from the issuance of the Preferred Stock and Warrants in the Private Placement.

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

Under the 2020 Credit Facility, we are required to maintain compliance with certain financial covenants. As of March 31, 2023, we were in compliance with our financial covenants.

Based on our current expectations, we believe our current cash and available borrowings under the 2020 Credit Facility will be sufficient to meet our anticipated cash needs for working capital and capital expenditures for at least twelve months. The rate at which we consume cash is dependent on the cash needs of our future operations, including our contractual obligations at March 31, 2023, primarily comprised of our debt principal and interest obligations as described above, and our operating lease and purchase obligations. Our operating lease obligations totaled $69.7 million at March 31, 2023, with payments aggregating $13.8 million in the remainder of 2023, $15.5 million in 2024, $8.6 million in 2025 and $31.9 million thereafter. Estimated payments for purchase obligations for the full year 2023 aggregate approximately $143 million. We anticipate devoting substantial capital resources to continue our research and development efforts, to maintain our sales, support and marketing, to complete acquisition-related integration activities and for other general corporate activities. We further believe that our financial resources, along with managing discretionary expenses, will allow us to manage the ongoing impact of inflation and the supply chain disruptions on our business operations. Looking ahead, we have developed contingency plans to reduce costs further if the situation deteriorates. However, it is difficult to predict future liquidity requirements with certainty, and our cash and available borrowings under the 2020 Credit Facility may not be sufficient to meet our future needs, which would require us to refinance our debt and/or obtain additional financing. We may not be able to refinance our debt or obtain additional financing on favorable terms or at all.

Recent Accounting Pronouncements

In March 2022, the Financial Accounting Standards Board (the "FASB") issued ASU 2022-02, Financial Instruments – Credit Losses (Topic 326): Troubled Debt Restructurings and Vintage Disclosures (“ASU 2022-02”), which eliminates the accounting guidance on troubled debt restructurings ("TDRs") for creditors in ASC 310, Receivables (Topic 310), and requires entities to provide disclosures about current period gross write-offs by year of origination. Also, ASU 2022-02 updates the requirements related to accounting for credit losses under ASC 326, Financial Instruments – Credit Losses (Topic 326), and adds enhanced disclosures for creditors with respect to loan refinancings and restructurings for borrowers experiencing financial difficulty. ASU 2022-02 was effective for the Company January 1, 2023. The adoption of ASU 2022-02 did not have a material impact on our consolidated financial statements.

In October 2021, the FASB issued ASU 2021-08, Business Combinations (Topic 805): Accounting for Contract Assets and Contract Liabilities from Contracts with Customers ("ASU 2021-08"), which amends ASC 805, Business Combinations (Topic 805), to add contract assets and contract liabilities to the list of exceptions to the recognition and measurement principles that apply to business combinations and to require that an acquiring entity recognize and measure contract assets and contract liabilities acquired in a business combination in accordance with ASC 606, Revenue from Contracts with Customers (Topic 606) ("ASC 606"). Under current GAAP, an acquirer generally recognizes such items at fair value on the acquisition date. While primarily related to contract assets and contract liabilities that were accounted for by the acquiree in accordance with ASC 606, ASU 2021-08 also applies to contract assets and contract liabilities from other contracts to which the provisions of ASC 606 apply, such as contract liabilities from the sale of nonfinancial assets within the scope of ASU 2017-05, Other Income - Gains and Losses from the Derecognition of Nonfinancial Assets (Subtopic 610-20). ASU 2021-08 was effective for us January 1, 2023. We believe that the adoption of ASU 2021-08 could have a material impact on our consolidated financial statements for periods including and subsequent to significant business acquisitions.

Item 3.    Quantitative and Qualitative Disclosures About Market Risk

We are exposed to financial market risk related to foreign currency fluctuations and changes in interest rates. Except as presented below, there have been no material changes in market risk from the information provided in Item 7A. Quantitative and Qualitative Disclosures About Market Risk of our Annual Report on Form 10-K, for the year ended December 31, 2022.

To manage the volatility related to the exposure to changes in interest rates, we have historically entered into a derivative financial instrument, specifically an interest rate swap. Our objective has been to reduce, where it is deemed appropriate to do so, fluctuations in earnings and cash flows associated with changes in interest rates. Our policies and practices are to use derivative financial instruments only to the extent necessary to manage exposures. We do not hold or issue derivative financial instruments for trading or speculative purposes.

In March 2023, we disposed of our interest rate swap by selling the remaining notional value totaling $340 million back to our counterparty. We received $19.2 million from our counterparty, consisting of $0.8 million of interest and $18.4 million for the sale. We recognized a gain from accumulated other comprehensive income (loss) of $7.3 million to Other income (expense), net in our condensed consolidated statement of operations for the three months ended March 31, 2023. Amounts remaining in accumulated other comprehensive income (loss) related to our derivative of $12.0 million will be amortized to interest expense over the remaining term of our variable-rate debt on a straight-line basis.

Item 4.    Controls and Procedures

Disclosure Controls and Procedures

Evaluation of Disclosure Controls and Procedures. Our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")) as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of March 31, 2023.

Changes in Internal Control over Financial Reporting. There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter ended March 31, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II OTHER INFORMATION

Item 1.    Legal Proceedings

We are subject to legal proceedings and claims that have not been fully resolved and that have arisen in the ordinary course of business. Our material legal proceedings as described in Part I, Item 1 of this Form 10-Q in the notes to the condensed consolidated financial statements in Note 19, "Commitments and Contingencies," under the heading "Litigation."

The outcome of litigation is inherently uncertain. If one or more legal matters were resolved against the Company in a reporting period for amounts above management's expectations, our financial condition and operating results for that reporting period could be materially adversely affected. We settled certain matters during the three months ended March 31, 2023 that did not individually or in the aggregate have a material impact on our financial condition or results of operations.

Item 1A. Risk Factors

Our business faces significant risks and uncertainties, which may have a material adverse effect on our business prospects, financial condition and results of operations, and you should carefully consider them. There have been no material changes in the three months ended March 31, 2023 to the risk factors described in Part I, Item 1A. of our Annual Report on Form 10-K for the year ended December 31, 2022.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(c) Issuer Purchases of Equity Securities

The following table provides information with respect to the shares of common stock repurchased by us for the periods indicated:

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet be Purchased Under the Plans or Programs
January 1, 2023 to January 31, 2023	11,662	$3.06	—	$—
February 1, 2023 to February 28, 2023	29,991	$4.62	—	$—
March 1, 2023 to March 31, 2023	455,284	$3.77	—	$—
Total	496,937	$3.80	—	$—

(1) Upon vesting of restricted stock awards, certain of our employees surrender to us a portion of the newly vested shares of common stock to satisfy the tax withholding obligations that arise in connection with such vesting. During the first quarter of 2023, 496,937 shares of restricted stock were returned to us by employees to satisfy tax withholding obligations arising in connection with vesting of restricted stock.

Item 5. Other Information

We intend to hold our Annual Meeting of Stockholders (the “2023 Annual Meeting”) on August 3, 2023 or shortly thereafter, at a time and location to be specified in our proxy statement for the 2023 Annual Meeting (the “Proxy Statement”). The record date for determining stockholders eligible for notice of, and to vote at, the 2023 Annual Meeting has not yet been set by the Board and will also be included in the Proxy Statement. In accordance with our Amended and Restated By-laws (the “Bylaws”), the foregoing information constitutes a public announcement of our annual meeting date within the meaning of Section 2.9 thereof.

Because the 2023 Annual Meeting has been changed by more than 30 calendar days from the date of the previous year’s meeting, pursuant to Rule 14a-8 (“Rule 14a-8”) under the Exchange Act, our stockholders who wish to have a proposal considered for inclusion in our proxy materials for the 2023 Annual Meeting pursuant to Rule 14a-8 must ensure that their proposal is received by our Secretary at 6500 Chase Oaks Blvd., Suite 100, Plano, Texas, 75023, by May 15, 2023, which we have determined to be a reasonable time before we expect to begin to print and send our proxy materials. Rule 14a-8 proposals must also comply with the requirements of Rule 14a-8 and other applicable laws in order to be eligible for inclusion in our proxy materials for the 2023 Annual Meeting. The May 15, 2023 deadline will also apply in determining whether notice of a stockholder proposal is timely for purposes of exercising discretionary voting authority with respect to proxies under Rule 14a-4(c) under the Exchange Act.

In addition, in accordance with the requirements contained in the our Bylaws, stockholders who wish to bring business before the 2023 Annual Meeting outside of Rule 14a-8 or to nominate a person for election as a director must ensure that written notice of such proposal (including all of the information specified in the Bylaws) is received by our Secretary at the address specified above no later than the close of business on May 15, 2023. Any such nomination or proposal must meet the requirements set forth in the Bylaws in order to be brought before the 2023 Annual Meeting.

Item 6.    Exhibits

Exhibit No.		Description
2.1		Agreement and Plan of Merger, dated as of November 14, 2019, by and among the Registrant, Ribbon Communications Israel Ltd., Eclipse Communications Ltd., ECI Telecom Group Ltd. and ECI Holding (Hungary) Korlátolt Felelősségű Társág (incorporated by reference to Exhibit 2.1 to the Registrant's Current Report on Form 8-K, filed November 14, 2019 with the SEC).
2.2		Amended and Restated Purchase Agreement, dated December 1, 2020, among Ribbon Communications Inc., Ribbon Communications Operating Company, Inc., Ribbon Communications International Limited and American Virtual Cloud Technologies, Inc. (incorporated by reference to Exhibit 2.1 to the Registrant's Current Report on Form 8-K, filed December 7, 2020 with the SEC).
3.1		Restated Certificate of Incorporation of the Registrant (incorporated by reference to Exhibit 3.2 to the Registrant's Current Report on Form 8-K12B, filed October 30, 2017 with the SEC).
3.2		Certificate of Amendment of the Restated Certificate of Incorporation of the Registrant (incorporated by reference to Exhibit 3.1 to the Registrant's Current Report on Form 8-K, filed November 28, 2017 with the SEC).
3.3		Certificate of Designation of Series A Preferred Stock (incorporated by reference to Exhibit 3.1 to the Registrant's Current Report on Form 8-K, filed March 30, 2023 with the SEC).
3.4		Amended and Restated By-Laws of the Registrant (incorporated by reference to Exhibit 3.3 to the Registrant's Annual Report on Form 10-K, filed March 8, 2018 with the SEC).
4.1		Form of Warrant (incorporated by reference to Exhibit 4.1 to the Registrant's Current Report on Form 8-K, filed March 30, 2023 with the SEC).
10.1
Form of Securities Purchase Agreement, dated March 28, 2023, by and among Ribbon Communications Inc. and each purchaser identified on the signature pages thereto (incorporated by reference to Exhibit 10.2 to the Registrant's Current Report on Form 8-K, filed March 30, 2023 with the SEC).

10.2		Warrant Agreement, dated March 30, 2023, between the Company and American Stock Transfer & Trust Company, LLC (incorporated by reference to Exhibit 10.3 to the Registrant's Current Report on Form 8-K, filed March 30, 2023 with the SEC).
10.3		Sixth Amendment to Credit Agreement, dated March 24, 2023, among the Company, Ribbon Communications Operating Company, Inc., as the borrower, the guarantors party thereto, the financial institutions party thereto as lenders, and Citizens Bank, N.A., as administrative agent (incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K, filed March 30, 2023 with the SEC).
31.1	*	Certificate of Ribbon Communications Inc. Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	*	Certificate of Ribbon Communications Inc. Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	#	Certificate of Ribbon Communications Inc. Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	#	Certificate of Ribbon Communications Inc. Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	*	Inline XBRL Instance Document
101.SCH	*	Inline XBRL Taxonomy Extension Schema
101.CAL	*	Inline XBRL Taxonomy Extension Calculation Linkbase
101.DEF	*	Inline XBRL Taxonomy Extension Definition Linkbase
101.LAB	*	Inline XBRL Taxonomy Extension Label Linkbase
101.PRE	*	Inline XBRL Taxonomy Extension Presentation Linkbase
104	*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)
_______________________________________
*    Filed herewith.
#    Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: April 28, 2023	RIBBON COMMUNICATIONS INC.

By:	/s/ Miguel A Lopez
Miguel A. Lopez Executive Vice President and Chief Financial Officer (Principal Financial Officer)