Form 10-Q
period 2023-06-30
Ribbon Communications Inc.
filed 2023-07-27
CIK 1708055

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2023
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act) ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒
As of July 24, 2023, there were 171,147,219 shares of the registrant's common stock, $0.0001 par value per share, outstanding.

RIBBON COMMUNICATIONS INC.
FORM 10-Q
QUARTERLY PERIOD ENDED JUNE 30, 2023

Cautionary Note Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q contains "forward-looking statements" within the meaning of the U.S. Private Securities Litigation Reform Act of 1995, which are subject to a number of risks and uncertainties. All statements other than statements of historical facts contained in this Quarterly Report on Form 10-Q, including statements regarding our future expenses and restructuring activities, results of operations and financial position, capital structure, credit facility compliance, expected impacts from the war in Ukraine and the financial sanctions and trade restrictions imposed in connection therewith, beliefs about our business strategy, availability of components for the manufacturing of our products, ongoing litigation, plans and objectives of management for future operations and manufacturing are forward-looking statements. Without limiting the foregoing, the words "anticipates", "believes", "could", "estimates", "expects", "intends", "may", "plans", "seeks" and other similar language, whether in the negative or affirmative, are intended to identify forward-looking statements, although not all forward-looking statements contain these identifying words. Forward-looking statements are based on our current expectations and assumptions regarding our business, the economy and other future conditions. Because forward-looking statements relate to the future, they are subject to inherent uncertainties, risks and changes in circumstances that are unknown and/or difficult to predict and that may cause our actual results, performance or achievements to be materially different from those expressed or implied by the forward-looking statements. Such risks and uncertainties include, but are not limited to, supply chain disruptions resulting from component availability and/or geopolitical instabilities and disputes (including those related to the war in Ukraine); material litigation; unpredictable fluctuations in quarterly revenue and operating results; the impact of fluctuations in interest rates; the impact of fluctuations of our EBITDA on compliance under our credit facility; material cybersecurity and data intrusion incidents, including any security breaches resulting in the theft, transfer, or unauthorized disclosure of customer, employee, or company information; our ability to comply with applicable domestic and foreign information security and privacy laws, regulations and technology platform rules or other obligations related to data privacy and security; failure to compete successfully against telecommunications equipment and networking companies; failure to grow our customer base or generate recurring business from our existing customers; credit risks; the timing of customer purchasing decisions and our recognition of revenues; macroeconomic conditions, including inflation; the impact of restructuring and cost-containment activities; our ability to adapt to rapid technological and market changes; our ability to generate positive returns on our research and development; our ability to protect our intellectual property rights and obtain necessary licenses; our ability to maintain partner, reseller, distribution and vendor support and supply relationships; the potential for defects in our products; risks related to the terms of our credit agreement; higher risks in international operations and markets; increases in tariffs, trade restrictions or taxes on our products; currency fluctuations; unanticipated adverse changes in legal, regulatory or tax laws; future accounting pronouncements or changes in our accounting policies; and/or failure or circumvention of our controls and procedures. We therefore caution you against relying on any of these forward-looking statements.

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

PART I FINANCIAL INFORMATION

Item 1. Financial Statements
RIBBON COMMUNICATIONS INC.
Condensed Consolidated Balance Sheets
(in thousands, except share and per share data)
(unaudited)

	June 30, 2023	December 31, 2022
Assets
Current assets:
Cash and cash equivalents	$34,646	$67,262
Accounts receivable, net	253,045	267,244
Inventory	74,382	75,423
Other current assets	58,869	68,057
Total current assets	420,942	477,986
Property and equipment, net	42,418	44,832
Intangible assets, net	265,376	294,728
Goodwill	300,892	300,892
Deferred income taxes	66,829	53,649
Operating lease right-of-use assets	42,390	44,888
Other assets	28,349	38,589
	$1,167,196	$1,255,564
Liabilities and Stockholders' Equity
Current liabilities:
Current portion of term debt	$25,073	$20,058
Accounts payable	93,640	95,810
Accrued expenses and other	97,620	85,270
Operating lease liabilities	15,340	15,416
Deferred revenue	113,915	113,939
Total current liabilities	345,588	330,493
Long-term debt, net of current	216,332	306,270
Warrant liability	4,178	—
Preferred stock liability, $0.01 par value per share; 10,000,000 shares authorized, 55,000 shares issued and outstanding at June 30, 2023 ($56,650 liquidation preference); none issued and outstanding at December 31, 2022	50,582	—
Operating lease liabilities, net of current	41,827	46,183
Deferred revenue, net of current	20,045	19,254
Deferred income taxes	3,756	3,750
Other long-term liabilities	30,641	31,187
Total liabilities	712,949	737,137
Commitments and contingencies (Note 19)
Stockholders' equity:
Common stock, $0.0001 par value per share; 240,000,000 shares authorized; 170,958,400 shares issued and outstanding at June 30, 2023; 168,324,995 shares issued and outstanding at December 31, 2022	17	17
Additional paid-in capital	1,950,079	1,941,569
Accumulated deficit	(1,513,528)	(1,453,744)
Accumulated other comprehensive income	17,679	30,585
Total stockholders' equity	454,247	518,427
	$1,167,196	$1,255,564

See notes to the unaudited condensed consolidated financial statements.

RIBBON COMMUNICATIONS INC.
Condensed Consolidated Statements of Operations
(in thousands, except per share data)
(unaudited)

	Three months ended		Six months ended
	June 30, 2023	June 30, 2022	June 30, 2023	June 30, 2022
Revenue:
Product	$117,347	$112,667	$210,665	$194,657
Service	93,271	93,129	186,112	184,337
Total revenue	210,618	205,796	396,777	378,994
Cost of revenue:
Product	67,927	58,151	129,990	109,360
Service	33,782	35,207	69,087	70,874
Amortization of acquired technology	7,439	7,888	14,828	16,155
Total cost of revenue	109,148	101,246	213,905	196,389
Gross profit	101,470	104,550	182,872	182,605
Operating expenses:
Research and development	47,776	51,103	99,080	103,793
Sales and marketing	33,905	35,843	69,304	73,462
General and administrative	14,346	12,901	28,391	25,763
Amortization of acquired intangible assets	7,260	7,513	14,524	14,788
Acquisition-, disposal- and integration-related	498	1,535	2,140	3,384
Restructuring and related	4,307	2,894	11,244	7,708
Total operating expenses	108,092	111,789	224,683	228,898
Loss from operations	(6,622)	(7,239)	(41,811)	(46,293)
Interest expense, net	(6,766)	(4,602)	(13,188)	(8,603)
Other (expense) income, net	(2,688)	(10,228)	2,084	(39,028)
Loss before income taxes	(16,076)	(22,069)	(52,915)	(93,924)
Income tax provision	(5,403)	(8,111)	(6,869)	(6,231)
Net loss	$(21,479)	$(30,180)	$(59,784)	$(100,155)
Loss per share:
Basic	$(0.13)	$(0.20)	$(0.35)	$(0.67)
Diluted	$(0.13)	$(0.20)	$(0.35)	$(0.67)
Weighted average shares used to compute loss per share:
Basic	170,103	150,190	169,326	149,681
Diluted	170,103	150,190	169,326	149,681

See notes to the unaudited condensed consolidated financial statements.

RIBBON COMMUNICATIONS INC.
Condensed Consolidated Statements of Comprehensive Loss
(in thousands)
(unaudited)

	Three months ended		Six months ended
	June 30, 2023	June 30, 2022	June 30, 2023	June 30, 2022
Net loss	$(21,479)	$(30,180)	$(59,784)	$(100,155)
Other comprehensive income (loss), net of tax:
Unrealized gain (loss) on interest rate swap, net of reclassifications and amortization into earnings	(1,322)	4,053	(7,222)	19,522
Reclassification of gain to other income upon sale of interest rate swap	—	—	(5,099)	—
Foreign currency translation adjustments	(434)	(322)	(585)	(1,013)
Employee retirement benefits	—	(884)	—	(884)
Other comprehensive income (loss), net of tax	(1,756)	2,847	(12,906)	17,625
Comprehensive loss, net of tax	$(23,235)	$(27,333)	$(72,690)	$(82,530)

See notes to the unaudited condensed consolidated financial statements.

RIBBON COMMUNICATIONS INC.
Condensed Consolidated Statements of Stockholders' Equity
(in thousands, except shares)
(unaudited)

Three months ended June 30, 2023
					Accumulated
			Additional		other	Total
	Common stock		paid-in	Accumulated	comprehensive	stockholders'
	Shares	Amount	capital	deficit	(loss) income	equity
Balance at April 1, 2023	169,229,979	$17	$1,945,525	$(1,492,049)	$19,435	$472,928
Exercise of stock options	344		1			1
Vesting of restricted stock awards and units	2,294,295					—
Vesting of performance-based stock units						—
Shares of restricted stock returned to the Company under net share settlements to satisfy tax withholding obligations	(566,218)		(1,563)			(1,563)
Stock-based compensation expense			6,116			6,116
Other comprehensive loss					(1,756)	(1,756)
Net loss				(21,479)		(21,479)
Balance at June 30, 2023	170,958,400	$17	$1,950,079	$(1,513,528)	$17,679	$454,247

Six months ended June 30, 2023
					Accumulated
			Additional		other	Total
	Common stock		paid-in	Accumulated	comprehensive	stockholders'
	Shares	Amount	capital	deficit	(loss) income	equity
Balance at January 1, 2023	168,324,995	$17	$1,941,569	$(1,453,744)	$30,585	$518,427
Exercise of stock options	917		2			2
Vesting of restricted stock awards and units	3,314,572					—
Vesting of performance-based stock units	381,071					—
Shares of restricted stock returned to the Company under net share settlements to satisfy tax withholding obligations	(1,063,155)		(3,456)			(3,456)
Stock-based compensation expense			11,964			11,964
Other comprehensive loss					(12,906)	(12,906)
Net loss				(59,784)		(59,784)
Balance at June 30, 2023	170,958,400	$17	$1,950,079	$(1,513,528)	$17,679	$454,247

See notes to the unaudited condensed consolidated financial statements.

RIBBON COMMUNICATIONS INC.
Condensed Consolidated Statements of Stockholders' Equity
(in thousands, except shares)
(unaudited)

Three months ended June 30, 2022
					Accumulated
			Additional		other	Total
	Common stock		paid-in	Accumulated	comprehensive	stockholders'
	Shares	Amount	capital	deficit	income	equity
Balance at April 1, 2022	150,111,958	$15	$1,877,677	$(1,425,636)	$22,356	$474,412
Vesting of restricted stock awards and units	396,148					—
Shares of restricted stock returned to the Company under net share settlements to satisfy tax withholding obligations	(48,322)		(134)			(134)
Stock-based compensation expense			4,399			4,399
Other comprehensive income					2,847	2,847
Net loss				(30,180)		(30,180)
Balance at June 30, 2022	150,459,784	$15	$1,881,942	$(1,455,816)	$25,203	$451,344

Six months ended June 30, 2022
					Accumulated
			Additional		other	Total
	Common stock		paid-in	Accumulated	comprehensive	stockholders'
	Shares	Amount	capital	deficit	income	equity
Balance at January 1, 2022	148,895,308	$15	$1,875,234	$(1,355,661)	$7,578	$527,166
Exercise of stock options	355					—
Vesting of restricted stock awards and units	2,007,138					—
Vesting of performance-based stock units	175,751					—
Shares of restricted stock returned to the Company under net share settlements to satisfy tax withholding obligations	(618,768)		(1,946)			(1,946)
Stock-based compensation expense			8,654			8,654
Other comprehensive income					17,625	17,625
Net loss				(100,155)		(100,155)
Balance at June 30, 2022	150,459,784	$15	$1,881,942	$(1,455,816)	$25,203	$451,344

See notes to the unaudited condensed consolidated financial statements.

RIBBON COMMUNICATIONS INC.
Condensed Consolidated Statements of Cash Flows
(in thousands)
(unaudited)

	Six months ended
	June 30, 2023	June 30, 2022
Cash flows from operating activities:
Net loss	$(59,784)	$(100,155)
Adjustments to reconcile net loss to cash flows provided by (used in) operating activities:
Depreciation and amortization of property and equipment	7,059	7,773
Amortization of intangible assets	29,352	30,943
Amortization of debt issuance costs	1,793	1,078
Amortization of accumulated other comprehensive gain related to interest rate swap	(2,062)	—
Stock-based compensation	11,964	8,654
Deferred income taxes	(6,946)	(9,900)
Decrease in fair value of investments	—	39,411
Gain on sale of swap	(7,301)	—
Change in fair value of warrant liability	(1,318)	—
Change in fair value of preferred stock liability	1,456	—
Dividends accrued on preferred stock liability	1,272	—
Foreign currency exchange losses	(1,080)	(1,048)
Changes in operating assets and liabilities:
Accounts receivable	21,534	24,017
Inventory	(2,221)	(17,043)
Other operating assets	13,486	(319)
Accounts payable	(1,740)	4,090
Accrued expenses and other long-term liabilities	2,343	(8,196)
Deferred revenue	767	(3,692)
Net cash provided by (used in) operating activities	8,574	(24,387)
Cash flows from investing activities:
Purchases of property and equipment	(4,091)	(6,515)
Net cash used in investing activities	(4,091)	(6,515)
Cash flows from financing activities:
Borrowings under revolving line of credit	30,000	20,000
Principal payments on revolving line of credit	(30,000)	(20,000)
Principal payments of term debt	(85,029)	(35,029)
Principal payments of finance leases	—	(341)
Payment of debt issuance costs	(1,572)	(1,046)
Proceeds from issuance of preferred stock and warrant liabilities	53,350	—
Proceeds from the exercise of stock options	2	—
Payment of tax withholding obligations related to net share settlements of restricted stock awards	(3,456)	(1,946)
Net cash used in financing activities	(36,705)	(38,362)
Effect of exchange rate changes on cash and cash equivalents	(394)	1,043
Net decrease in cash and cash equivalents	(32,616)	(68,221)
Cash and cash equivalents, beginning of year	67,262	106,485
Cash and cash equivalents, end of period	$34,646	$38,264

RIBBON COMMUNICATIONS INC.
Condensed Consolidated Statements of Cash Flows (continued)
(in thousands)
(unaudited)

	Six months ended
	June 30, 2023	June 30, 2022
Supplemental disclosure of cash flow information:
Interest paid	$11,617	$7,833
Income taxes paid	$6,945	$5,955
Income tax refunds received	$430	$25
Supplemental disclosure of non-cash investing activities:
Capital expenditures incurred, but not yet paid	$2,150	$3,478
Inventory transfers to property and equipment	$963	$868
Supplemental disclosure of non-cash financing activities:
Total fair value of restricted stock awards, restricted stock units and performance-based stock units on date vested	$11,724	$6,608

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

Interim results are not necessarily indicative of results for a full year or any future interim period. The information included in this Quarterly Report on Form 10-Q should be read in conjunction with the Company's Annual Report on Form 10-K for the year ended December 31, 2022, as amended (the "Annual Report"), which was filed with the SEC on March 31, 2023.

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

Significant Accounting Policies

The Company's significant accounting policies are disclosed in Note 2 to the Consolidated Financial Statements included in the Annual Report. There were no material changes to the significant accounting policies during the three months ended June 30, 2023, except for the addition of the accounting policy below for the Preferred Stock and Warrants issued in the Private Placement on March 28, 2023.

Preferred Stock and Warrants

The Company accounts for the Preferred Stock and Warrants as liability-classified instruments based on an assessment of their specific terms in accordance with ASC Topic 480, Distinguishing Liabilities from Equity. The fair value option was elected for the Preferred Stock, as the Company considers fair value to best reflect the expected future economic value. These liabilities are remeasured to fair value at each reporting date using the same valuation methodology applied upon issuance.

RIBBON COMMUNICATIONS INC.
Notes to Condensed Consolidated Financial Statements (Continued)
(unaudited)
The value of the Preferred Stock is calculated using the Black-Derman-Toy (BDT) stochastic yield lattice model to capture the optimal timing of repayment, increasing dividend rate and other features, and the value of the Warrants is calculated using the Black-Scholes Pricing Model.

Changes in the fair value of the Preferred Stock and Warrants are reported as Other income (expense), net in the Company's condensed consolidated statements of operations.

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

Factoring of accounts receivable and associated fees for the three and six months ended June 30, 2023 and 2022 were as follows (in thousands):

	Three months ended		Six months ended
	June 30, 2023	June 30, 2022	June 30, 2023	June 30, 2022
Accounts receivable sold	27,266	22,747	48,327	40,714
Less factoring fees	(815)	(323)	(1,270)	(476)
Net cash proceeds	26,451	22,424	47,057	40,238

Recent Accounting Pronouncements

In March 2022, the Financial Accounting Standards Board (the "FASB") issued ASU 2022-02, Financial Instruments – Credit Losses (Topic 326): Troubled Debt Restructurings and Vintage Disclosures (“ASU 2022-02”), which eliminates the accounting guidance on troubled debt restructurings for creditors in ASC 310, Receivables (Topic 310), and requires entities to provide disclosures about current period gross write-offs by year of origination. Also, ASU 2022-02 updates the requirements

RIBBON COMMUNICATIONS INC.
Notes to Condensed Consolidated Financial Statements (Continued)
(unaudited)
related to accounting for credit losses under ASC 326, Financial Instruments – Credit Losses (Topic 326), and adds enhanced disclosures for creditors with respect to loan refinancings and restructurings for borrowers experiencing financial difficulty. ASU 2022-02 was effective for the Company January 1, 2023. The adoption of ASU 2022-02 did not have a material impact on the Company's consolidated financial statements.

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

The shares used to compute loss per share were as follows (in thousands):

	Three months ended		Six months ended
	June 30, 2023	June 30, 2022	June 30, 2023	June 30, 2022
Weighted average shares outstanding - basic	170,103	150,190	169,326	149,681
Potential dilutive common shares	—	—	—	—
Weighted average shares outstanding - diluted	170,103	150,190	169,326	149,681

Options to purchase the Company's common stock and unvested restricted and performance-based stock units aggregating 14.1 million shares and 15.4 million shares were excluded from the computation of diluted loss per share for the three and six months ended June 30, 2023 and 2022, respectively, because their effect would have been antidilutive.

As of June 30, 2023, the potential number of dilutive shares from the Warrants totaled 4,858,090 shares. However, there was no impact on weighted average shares outstanding from these Warrants for the three and six months ended June 30, 2023 as the average share price of the Company's common stock in each period was below the exercise price of $3.77 per share and their effect would have been antidilutive.

Dividends payable on the Preferred Stock are not an adjustment to net income (loss) used for the calculation of diluted earnings (loss) per share as these dividends are included in the fair value adjustment of the Preferred Stock which is reflected in Other income (expense), net.

RIBBON COMMUNICATIONS INC.
Notes to Condensed Consolidated Financial Statements (Continued)
(unaudited)
(3) INVENTORY

Inventory at June 30, 2023 and December 31, 2022 consisted of the following (in thousands):

	June 30, 2023	December 31, 2022
On-hand final assemblies and finished goods inventories	$87,081	$85,888
Deferred cost of goods sold	1,515	1,449
	88,596	87,337
Less noncurrent portion (included in Other assets)	(14,214)	(11,914)
Current portion	$74,382	$75,423

(4) INTANGIBLE ASSETS AND GOODWILL

The Company's intangible assets at June 30, 2023 and December 31, 2022 consisted of the following (in thousands):

June 30, 2023	Weighted average amortization period (years)	Cost	Accumulated amortization	Net carrying value
Developed technology	7.84	$340,380	$226,478	$113,902
Customer relationships	11.86	268,140	120,722	147,418
Trade names	3.88	5,000	4,845	155
Software licenses	3.00	5,186	1,285	3,901
	9.51	$618,706	$353,330	$265,376

December 31, 2022	Weighted average amortization period (years)	Cost	Accumulated amortization	Net carrying value
Developed technology	7.84	$340,380	$212,448	$127,932
Customer relationships	11.86	268,140	106,385	161,755
Trade names	3.88	5,000	4,658	342
Software licenses	3.00	5,186	487	4,699
	9.51	$618,706	$323,978	$294,728

Estimated future amortization expense for the Company's intangible assets at June 30, 2023 was as follows (in thousands):

Years ending December 31,
Remainder of 2023	$27,530
2024	50,717
2025	44,006
2026	38,965
2027	33,936
2028	23,400
Thereafter	46,822
$265,376

There were no changes to the carrying value of the Company's goodwill in the six months ended June 30, 2023 and 2022.

RIBBON COMMUNICATIONS INC.
Notes to Condensed Consolidated Financial Statements (Continued)
(unaudited)
The components of goodwill at June 30, 2023 and 2022 were as follows (in thousands):

	Cloud and Edge	IP Optical Networks	Total
Balance at June 30, 2023
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

On August 29, 2022, the Company and AVCT entered into a settlement agreement which provided for, amongst other things, the cancellation of the Company's investment in the Debenture Shares and the AVCT Warrants with an aggregate fair value of $2.6 million. Pursuant to the settlement agreements, the Company and AVCT also entered into a Wind Down Agreement, pursuant to which a Reseller Agreement between the parties, as previously amended, was terminated, and the Company was granted a non-exclusive perpetual license to use and modify certain intellectual property owned by AVCT comprising WebRTC gateway technology that is integrated with Ribbon’s SBCs and Application Servers. As consideration, the Company paid AVCT $2.5 million in cash, the Debenture Shares were redeemed and canceled, and the AVCT Warrants were terminated and canceled. The perpetual license granted by AVCT is classified as Intangible assets, net in the Company's condensed consolidated balance sheet as of June 30, 2023 and December 31, 2022 in the amount of $3.2 million and $3.9 million, respectively.

The Company had no investment in AVCT as of June 30, 2023 or December 31, 2022 due to the settlement agreement entered into on August 29, 2022. The Company recorded losses of $12.4 million and $39.4 million in the three and six months ended June 30, 2022, respectively, representing the change in the fair value of the AVCT Investment.

The carrying amounts of the Company's financial instruments approximate their fair values and include cash equivalents, accounts receivable, accounts payable and borrowings under a revolving credit facility. Ribbon's term debt balance as of June 30, 2023 and December 31, 2022 of $245.4 million and $330.4 million, respectively, had a fair value of approximately $246.7 million and $323.0 million, respectively. Our Preferred Stock and Warrants liabilities had a combined fair value of $54.8 million as of June 30, 2023, including cumulative dividends on the Preferred Stock of $1.3 million.

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

(6) ACCRUED EXPENSES AND OTHER
Accrued expenses at June 30, 2023 and December 31, 2022 consisted of the following (in thousands):

	June 30, 2023	December 31, 2022
Employee compensation and related costs	$31,654	$25,994
Professional fees	19,124	17,195
Taxes payable	16,895	8,152
Other	29,947	33,929
	$97,620	$85,270

(7) WARRANTY ACCRUALS

The changes in the Company's accrual balance in the six months ended June 30, 2023 were as follows (in thousands):

Balance at January 1, 2023	$11,857
Current period provisions	2,691
Settlements	(2,781)
Balance at June 30, 2023	$11,767

(8) RESTRUCTURING AND FACILITIES CONSOLIDATION INITIATIVES

The Company recorded restructuring and related expense aggregating $4.3 million and $2.9 million in the three months ended June 30, 2023 and 2022, respectively, and $11.2 million and $7.7 million in the six months ended June 30, 2023 and 2022, respectively. Restructuring and related expense includes restructuring expense (primarily severance and related costs), estimated future variable lease costs for vacated properties with no intent or ability of sublease, and accelerated rent amortization expense.

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

RIBBON COMMUNICATIONS INC.
Notes to Condensed Consolidated Financial Statements (Continued)
(unaudited)
Accelerated amortization of lease assets that are included as a component of restructuring and related expense are excluded from the restructuring accrual activity tables below, as the liability for lease payments for these facilities is included as a component of current and noncurrent Operating lease liabilities in the Company's condensed consolidated balance sheets at June 30, 2023 and December 31, 2022 (see Note 16). The Company may incur additional future expense if it is unable to sublease other locations included in the Company's facilities consolidation initiatives.

Restructuring and related expense for the three and six months ended June 30, 2023 and 2022 was comprised of the following (in thousands):

	Three months ended		Six months ended
	June 30, 2023	June 30, 2022	June 30, 2023	June 30, 2022
Severance and related costs	$2,843	$859	$8,551	$4,981
Variable and other facilities-related costs	1,125	$1,072	2,131	1,764
Accelerated amortization of lease assets due to cease-use	339	$963	562	963
	$4,307	$2,894	$11,244	$7,708
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

The Company recorded restructuring and related expense of $2.8 million and $8.5 million in the three and six months ended June 30, 2023, respectively, in connection with the 2023 Restructuring Plan entirely for severance related costs. A summary of the 2023 Restructuring Plan accrual activity for the six months ended June 30, 2023 is as follows (in thousands):

	Balance at January 1, 2023	Initiatives charged to expense	Cash payments	Net transfer to operating lease accounts	Balance at June 30, 2023
Severance	$—	$8,551	$(6,042)	$—	$2,509

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

The Company recorded restructuring and related expense of $1.5 million and $2.7 million in the three and six months ended June 30, 2023, respectively, in connection with the 2022 Restructuring Plan. The amount for the three months ended June 30, 2023 was comprised of $1.1 million for facilities-related costs, and $0.4 million for accelerated amortization of lease assets no longer being used with no ability or intent to sublease. The amount for the six months ended June 30, 2023 was comprised of $2.1 million for facilities-related costs and $0.6 million for accelerated amortization of lease assets no longer being used with no ability or intent to sublease. A summary of the 2022 Restructuring Plan accrual activity for the six months ended June 30, 2023 is as follows (in thousands):

RIBBON COMMUNICATIONS INC.
Notes to Condensed Consolidated Financial Statements (Continued)
(unaudited)

	Balance at January 1, 2023	Initiatives charged to expense	Cash payments	Net transfer to operating lease accounts	Balance at June 30, 2023
Severance	$1,164	$—	$(843)	$—	$321
Variable and other facilities-related costs	890	2,131	(2,388)	—	633
Accelerated amortization of lease assets due to cease-use	—	562	—	(562)	—
	$2,054	$2,693	$(3,231)	$(562)	$954

Balance Sheet Classification

The current portions of accrued restructuring were $3.3 million and $1.3 million at June 30, 2023 and December 31, 2022, respectively, and are included as components of Accrued expenses in the condensed consolidated balance sheets. The long-term portions of accrued restructuring are included as components of Other long-term liabilities in the condensed consolidated balance sheets. The long-term portions of accrued restructuring were $1.3 million and $2.0 million at June 30, 2023 and December 31, 2022, respectively.

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

The Term A Loan and the 2020 Revolving Credit Facility mature in March 2025 and originally bore interest at the Borrower's option at either the LIBOR rate plus a margin ranging from 1.50% to 3.50% per year, or the base rate plus 0.50%, or the prime rate plus a margin ranging from 0.50% to 2.50% per year (the "Applicable Margin"). The Applicable Margin varied depending on the Company's Consolidated Net Leverage Ratio (as defined in the 2020 Credit Facility).

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

On March 24, 2023, the Company entered into the Sixth Amendment to the 2020 Credit Facility (the “Sixth Amendment”) effective March 30, 2023. The Sixth Amendment, among other things, increased the Maximum Consolidated Net Leverage Ratio (as defined in the 2020 Credit Facility), with the first, second and third quarters of 2023 increasing to 4.50:1.00. In the fourth quarter of 2023 and the first quarter of 2024, the Maximum Consolidated Net Leverage Ratio declines to 4.25:1.00 and 4.00:1.00, respectively. In all subsequent quarters, the Maximum Consolidated Senior Net Leverage Ratio will be fixed at 3.00:1.00 and the Maximum Consolidated Net Leverage Ratio will be fixed at 4.00:1.00. Also, the Sixth Amendment reduced the minimum Consolidated Fixed Charge Coverage Ratio (as defined in the 2020 Credit Facility) to 1.10:1.00 through the first quarter of 2024 and in all subsequent quarters the ratio will be fixed at 1.25:1.00. The Sixth Amendment reduced the maximum borrowings allowed under the 2020 Revolving Credit Facility from $100 million to $75 million and the sublimit available for letters of credit was reduced from $30 million to $20 million. In addition, the Sixth Amendment replaced LIBOR with the Secured Overnight Financing Rate, or SOFR, as the alternative rate that may be used by the Company for calculating interest owed under the 2020 Credit Facility with the margin now fixed at 4.5%. In conjunction with the Sixth Amendment, the Company made a $75 million prepayment that was applied to the final payment due upon maturity in March 2025 of approximately $200.3 million. The $75 million prepayment was almost entirely funded with the net proceeds from the Private Placement and the sales of our interest rate swap. Debt issuance costs associated with the Sixth Amendment totaled $1.7 million and are being amortized on a straight line basis over the remaining life of the 2020 Credit Facility to Interest expense, net.

RIBBON COMMUNICATIONS INC.
Notes to Condensed Consolidated Financial Statements (Continued)
(unaudited)
At June 30, 2023, the Company had an outstanding balance under the 2020 Term Loan of $245.4 million with an average interest rate of 9.6% and $3.0 million of letters of credit outstanding with an interest rate of 4.5%. At December 31, 2022, the Company had an outstanding balance under the 2020 Term Loan of $330.4 million at an average interest rate of 5.4% and $3.3 million of letters of credit outstanding with an interest rate of 4.5%. The Company's interest rates under our 2020 Term Loan for the six months ended June 30, 2023 and 2022 benefited from a hedge instrument that was in place, specifically a fixed rate swap, which was sold in March 2023 (see Note 10). As a result of the fixed rate swap sold in March 2023, the ongoing interest rate is based upon SOFR plus a fixed margin of 4.5%. The Company was in compliance with all covenants of the 2020 Credit Facility at both June 30, 2023 and December 31, 2022.

Letters of Credit and Performance and Bid Bonds

The Company uses letters of credit and performance and bid bonds in the course of its business. At June 30, 2023, the Company had $7.2 million of letters of credit, bank guarantees, and performance and bid bonds outstanding (collectively, "Guarantees"), comprised of the $3.0 million of letters of credit under the 2020 Credit Facility described above (the "Letters of Credit") and $4.2 million of bank guarantees and performance and bid bonds (collectively, the "Other Guarantees") under various uncommitted facilities. At December 31, 2022, the Company had Guarantees aggregating $8.3 million, comprised of the $3.3 million of Letters of Credit noted above and $5.0 million of Other Guarantees.

(10) DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

The Company is exposed to financial market risk related to foreign currency fluctuations and changes in interest rates. These exposures are actively monitored by management. To manage the volatility related to the exposure to changes in interest rates, the Company may enter into derivative financial instruments. Management's objective has been to reduce, where it is deemed appropriate to do so, fluctuations in earnings and cash flows associated with changes in interest rates. Ribbon's policies and practices are to use derivative financial instruments only to the extent necessary to manage exposures. Ribbon does not hold or issue derivative financial instruments for trading or speculative purposes.

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

Cash Flow Hedge of Interest Rate Risk

The 2020 Term Loan Facility had outstanding balances of $245.4 million and $330.4 million at June 30, 2023 and December 31, 2022, respectively. The 2020 Revolving Credit Facility was undrawn at both June 30, 2023 and December 31, 2022. Borrowings under the 2020 Credit Facility have variable interest rates based on LIBOR or SOFR (see Note 9). As a result of exposure to interest rate movements, during March 2020, the Company entered into an interest rate swap arrangement, which effectively converted its $400 million term loan with its variable interest rate based upon one-month LIBOR to an aggregate fixed rate of 0.904%, plus a leverage-based margin as defined in the 2020 Credit Facility.

On July 22, 2022, the Company sold $30 million of the notional amount of its interest rate swap back to its counterparty for $1.5 million, reducing the notional amount of this swap to $370 million. On August 16, 2022 the Company sold another $30 million of the notional amount of its interest rate swap back to its counterparty for $1.6 million, reducing the notional amount to $340 million, which approximated the current level of our term loan debt then outstanding. The gain in accumulated

RIBBON COMMUNICATIONS INC.
Notes to Condensed Consolidated Financial Statements (Continued)
(unaudited)
other comprehensive (loss) income related to the $60 million notional amount sold of $3.1 million is being released into earnings on a straight line basis over the remaining term of the 2020 Credit Facility as a decrease to interest expense, the amortization of which totaled $0.2 million and $0.5 million for the three and six months ended June 30, 2023, respectively.

On March 24, 2023, the Company received $9.4 million, consisting of $0.4 million of interest and $9.0 million for the sale of $170 million of its $340 million notional amount interest rate swap back to its counterparty, reducing the notional amount to $170 million. On March 27, 2023, the Company received $9.8 million, consisting of $0.4 million of interest and $9.4 million for the sale of the remaining $170 million of its interest rate swap back to its counterparty. The portion of the gain in accumulated other comprehensive (loss) income related to the term loan debt prepaid on the date of the final sale of our swap totaled $7.3 million and was released into earnings immediately as Other income (expense), net. The portion of the gain in accumulated other comprehensive (loss) income related to our remaining term loan debt balance was $12.0 million and is being released into earnings on a straight line basis over the remaining term of the 2020 Credit Facility as a decrease to interest expense, the amortization of which totaled $1.6 million for the three months ended June 30, 2023.

The Company’s objectives in using interest rate derivatives have been to add stability to interest expense and to manage its exposure to interest rate movements. To accomplish this objective, the Company has used an interest rate swap as part of its interest rate risk management strategy. Interest rate swaps designated as cash flow hedges involve the receipt of variable amounts from a counterparty in exchange for the Company making fixed-rate payments over the life of the related agreements without exchange of the underlying notional amount.

The effective portion of changes in the fair value of designated derivatives that qualify as cash flow hedges is recorded in accumulated other comprehensive income in the condensed consolidated balance sheet and is subsequently reclassified into earnings in the period that the hedged forecasted transactions affect earnings. During the six months ended June 30, 2023 and 2022, such a derivative was used to hedge the variable cash flows associated with the outstanding borrowings under the 2020 Credit Facility and the Company has accounted for this derivative as an effective hedge until the final portion of the swap was sold on March 27, 2023. Any ineffective portion of the change in the fair value of the derivative was recognized directly in earnings.

Amounts reported in accumulated other comprehensive income related to the Company's derivative are reclassified to interest expense as interest is accrued on the Company’s variable-rate debt. The impact of the Company’s derivative financial instrument on its condensed consolidated statements of comprehensive (loss) income for the three and six months ended June 30, 2023 and 2022 was as follows, net of tax (in thousands):

	Three months ended		Six months ended
	June 30, 2023	June 30, 2022	June 30, 2023	June 30, 2022
Gain (loss) recognized in other comprehensive income (loss) on derivative, net of tax	$—	$3,916	$(2,715)	$18,629
Amount reclassified from accumulated other comprehensive income (loss) to other income upon sale of swap, net of tax	—	—	(5,099)	—
Amount reclassified from accumulated other comprehensive income (loss) to interest expense	(1,322)	137	(4,507)	893
	$(1,322)	$4,053	$(12,321)	$19,522

The Company had no derivative assets or liabilities at June 30, 2023. The fair values and locations in the condensed consolidated balance sheets at December 31, 2022 of the Company's derivative assets (liabilities) designated as a hedging instrument were as follows (in thousands):

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

The Company accounts for the Preferred Stock and Warrants as liability-classified instruments based on an assessment of their specific terms in accordance with ASC Topic 480, Distinguishing Liabilities from Equity. The fair value option was elected for the Preferred Stock, as the Company considers fair value to best reflect the expected future economic value. These liabilities are remeasured to fair value at each reporting date using the same valuation methodology applied upon issuance using current input assumptions.

The value of the Preferred Stock is calculated using the Black-Derman-Toy (BDT) stochastic yield lattice model to capture the optimal timing of repayment, increasing dividend rate and other features and the value of the Warrants is calculated using the Black-Scholes Pricing Model.

Changes in the fair value of the Preferred Stock and Warrants are reported as Other income (expense), net in the Company's condensed consolidated statements of operations.

The fair value of the Preferred Stock and Warrants are determined using Level 3 input and the key inputs into the models utilized were as follows as of June 30, 2023:

Preferred Stock (BDT)
Face value per share	$1,000
Interest payments per year	4
Dividend rate - year 1 (paid in-kind)	9.25%
Dividend rate - year 2 (paid in-kind or in cash at the Company's choice)	9.75%
Dividend rate - thereafter (paid in cash)	12.00%
Yield volatility	25.0%
Time to maturity (in years)	2.3

Warrants (Black-Scholes)
Stock price	$2.79
Strike price	$3.77
Risk-free rate	4.31%
Volatility	47.1%
Dividend yield	0.0%
Time to expiration (years)	3.8

RIBBON COMMUNICATIONS INC.
Notes to Condensed Consolidated Financial Statements (Continued)
(unaudited)
The changes in the Company's Preferred Stock and Warrant liabilities in the three months ended June 30, 2023 were as follows (in thousands):

Preferred stock liability
Balance at March 31, 2023	$47,854
Cumulative dividends	1,272
Fair value change	1,456
Balance at June 30, 2023	$50,582

Warrant liability
Balance at March 31, 2023	$5,496
Fair value change	$(1,318)
Balance at June 30, 2023	$4,178

The Preferred Stock is subordinate to Company indebtedness and senior to the Company’s common stock or other equity. Holders of the Preferred Stock are entitled to cumulative dividends that accrue quarterly through the September 30, 2025 maturity date. Dividends are payable in-kind during the first year at a rate of 9.25%. At the Company’s option, the dividends are payable in-kind or in cash during the second year at a rate of 9.75%. Dividends thereafter are payable in cash at a rate of 12.00%. The proceeds from the Preferred Stock issuance were approximately $53.4 million, including $10.0 million from existing related party stockholders. Offering costs paid by the Company of approximately $3.5 million were recorded in Other income (expense), net in our condensed consolidated statement of operations in the three months ended March 31, 2023. The net proceeds from the Private Placement were used for the repayment of debt. The Preferred Stock is redeemable on or after the first and second anniversaries of the closing date at a rate of 103% and 102%, respectively.

The Warrants are immediately exercisable and upon an event such as a merger, consolidation, asset sale or similar change of control, the Warrants may be exercised and the holders may vote the underlying shares of common stock. In connection with the Private Placement, the Company provided the investors with certain registration rights relating to the Preferred Stock, the Warrants and the shares of the Company’s common stock underlying the Warrants, that required the Company to file a registration statement on Form S-3 with the SEC within 30 days following the closing date of the Private Placement. The registration requirement was completed on May 19, 2023.

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

RIBBON COMMUNICATIONS INC.
Notes to Condensed Consolidated Financial Statements (Continued)
(unaudited)
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

RIBBON COMMUNICATIONS INC.
Notes to Condensed Consolidated Financial Statements (Continued)
(unaudited)
30, 2023 and 2022 was disaggregated as follows:

Three months ended June 30, 2023	Product revenue	Service revenue (maintenance)	Service revenue (professional services)	Total revenue
United States	$53,545	$33,890	$11,842	$99,277
Europe, Middle East and Africa	28,831	17,998	7,679	54,508
Asia Pacific	31,810	10,164	2,269	44,243
Other	3,161	7,576	1,853	12,590
	$117,347	$69,628	$23,643	$210,618

Three months ended June 30, 2022	Product revenue	Service revenue (maintenance)	Service revenue (professional services)	Total revenue
United States	$53,743	$33,046	$11,360	$98,149
Europe, Middle East and Africa	28,528	18,700	6,545	53,773
Asia Pacific	23,004	9,371	4,158	36,533
Other	7,392	8,341	1,608	17,341
	$112,667	$69,458	$23,671	$205,796

Six months ended June 30, 2023	Product revenue	Service revenue (maintenance)	Service revenue (professional services)	Total revenue
United States	$91,612	$66,963	$22,695	$181,270
Europe, Middle East and Africa	56,266	38,125	14,254	108,645
Asia Pacific	57,425	19,536	5,413	82,374
Other	5,362	15,592	3,534	24,488
	$210,665	$140,216	$45,896	$396,777

Six months ended June 30, 2022	Product revenue	Service revenue (maintenance)	Service revenue (professional services)	Total revenue
United States	$85,683	$66,110	$22,005	$173,798
Europe, Middle East and Africa	52,938	36,442	13,356	102,736
Asia Pacific	45,394	19,796	7,605	72,795
Other	10,642	15,715	3,308	29,665
	$194,657	$138,063	$46,274	$378,994

The Company's product revenue from indirect sales through its channel partner program and from its direct sales program for the three and six months ended June 30, 2023 and 2022 was as follows (in thousands):

	Three months ended		Six months ended
	June 30, 2023	June 30, 2022	June 30, 2023	June 30, 2022
Indirect sales through channel partner program	$37,590	$28,453	$73,504	$51,953
Direct sales	79,757	84,214	137,161	142,704
	$117,347	$112,667	$210,665	$194,657

The Company's product revenue from sales to enterprise customers and from sales to service provider customers for the three and six months ended June 30, 2023 and 2022 was as follows (in thousands):

RIBBON COMMUNICATIONS INC.
Notes to Condensed Consolidated Financial Statements (Continued)
(unaudited)

	Three months ended		Six months ended
	June 30, 2023	June 30, 2022	June 30, 2023	June 30, 2022
Sales to enterprise customers	$37,707	$22,837	$65,119	$44,920
Sales to service provider customers	79,640	89,830	145,546	149,737
	$117,347	$112,667	$210,665	$194,657

The Company's product revenue and service revenue components by segment for the three and six months ended June 30, 2023 and 2022, respectively were as follows (in thousands):

	Three months ended		Six months ended
	June 30, 2023	June 30, 2022	June 30, 2023	June 30, 2022
Product revenue:
Cloud and Edge	$52,352	$64,125	$95,191	$101,760
IP Optical Networks	64,995	48,542	115,474	92,897
Total product revenue	$117,347	$112,667	$210,665	$194,657

Service revenue:
Maintenance:
Cloud and Edge	$55,034	$55,179	$109,844	$110,209
IP Optical Networks	14,594	14,279	30,372	27,854
Total maintenance revenue	69,628	69,458	140,216	138,063
Professional services:
Cloud and Edge	17,870	17,776	34,701	34,917
IP Optical Networks	5,773	5,895	11,195	11,357
Total professional services revenue	23,643	23,671	45,896	46,274
Total service revenue	$93,271	$93,129	$186,112	$184,337

Revenue Contract Balances

The timing of revenue recognition, billings and cash collections results in billed accounts receivable; unbilled receivables, which are contract assets; and customer advances and deposits, which are contract liabilities, in the Company's condensed consolidated balance sheets. Amounts are billed as work progresses in accordance with agreed-upon contractual terms, either at periodic intervals or upon achievement of contractual milestones. Completion of services and billing may occur subsequent to revenue recognition, resulting in contract assets. The Company may receive advances or deposits from its customers before revenue is recognized, resulting in contract liabilities that are classified as deferred revenue. These assets and liabilities are reported in the Company's condensed consolidated balance sheets on a contract-by-contract basis as of the end of each reporting period. Changes in the contract asset and liability balances during the three months ended June 30, 2023 were not materially impacted by any factors other than billing and revenue recognition. Nearly all of the Company's deferred revenue balance is related to services revenue, primarily customer support contracts. Unbilled receivables stem primarily from engagements where services have been performed; however, billing cannot occur until services are completed.

In some arrangements, the Company allows customers to pay for term-based software licenses and products over the term of the software license. The Company also sells SaaS-based software under subscription arrangements, with payment terms over the term of the SaaS agreement. Amounts recognized as revenue in excess of amounts billed are recorded as unbilled receivables. Unbilled receivables that are anticipated to be invoiced in the next twelve months are included in Accounts receivable on the Company's condensed consolidated balance sheets. The changes in the Company's accounts receivable, unbilled receivables and deferred revenue balances for the six months ended June 30, 2023 were as follows (in thousands):

RIBBON COMMUNICATIONS INC.
Notes to Condensed Consolidated Financial Statements (Continued)
(unaudited)

	Accounts receivable	Unbilled accounts receivable	Deferred revenue (current)	Deferred revenue (long-term)
Balance at January 1, 2023	$170,969	$96,275	$113,939	$19,254
Increase (decrease), net	(10,245)	(3,954)	(24)	791
Balance at June 30, 2023	$160,724	$92,321	$113,915	$20,045

The Company recognized approximately $71 million of revenue in the six months ended June 30, 2023 that was recorded as deferred revenue at December 31, 2022 and approximately $66 million of revenue in the six months ended June 30, 2022 that was recorded as deferred revenue at December 31, 2021. Of the Company's deferred revenue reported as long-term in its condensed consolidated balance sheet at June 30, 2023, the Company expects that approximately $8 million will be recognized as revenue in 2024, approximately $9 million will be recognized as revenue in 2025 and approximately $3 million will be recognized as revenue in 2026 and beyond.

All freight-related customer invoicing is recorded as revenue, while the shipping and handling costs that occur after control of the promised goods or services transfer to the customer are reported as fulfillment costs, a component of Cost of revenue - product in the Company's condensed consolidated statements of operations.

Deferred Commissions Cost

Sales commissions earned by the Company's employees are considered incremental and recoverable costs of obtaining a contract with a customer. Expense related to commission payments has been deferred on our condensed consolidated balance sheet and is being amortized over the expected life of the customer contract, which averages five years. The current and long-term portions of deferred commission expense are included as components of Other current assets and Other assets, respectively. At both June 30, 2023 and December 31, 2022, the Company had $3.6 million of deferred sales commissions capitalized.

(13) OPERATING SEGMENT INFORMATION

The Company has two reportable segments, which are intended to align with the manner in which the business is managed: Cloud and Edge, and IP Optical Networks.

The Cloud and Edge segment provides secure and reliable software and hardware products, solutions and services for enabling Voice over Internet Protocol ("VoIP") communications, Voice over Long-Term Evolution ("VoLTE") and Voice Over 5G ("VoNR") communications, and Unified Communications and Collaboration ("UC&C") within service provider and enterprise networks and from the cloud. The Cloud and Edge products are increasingly software-centric and cloud-native for deployment on private, public or hybrid cloud infrastructures, in data centers, on enterprise premises and within service provider networks. Ribbon's Cloud and Edge product portfolio consists primarily of its Session Border Controller ("SBC") products and its Network Transformation ("NTR") products.

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

The tables below provide information regarding revenue, adjusted gross profit, and depreciation expense by reportable segment for the three and six months ended June 30, 2023 and 2022 (in thousands):

	Three months ended		Six months ended
	June 30, 2023	June 30, 2022	June 30, 2023	June 30, 2022
Segment revenue:
Cloud and Edge	$125,256	$137,080	$239,736	$246,886
IP Optical Networks	85,362	68,716	157,041	132,108
Revenue	$210,618	$205,796	$396,777	$378,994

	Three months ended		Six months ended
	June 30, 2023	June 30, 2022	June 30, 2023	June 30, 2022
Segment adjusted gross profit:
Cloud and Edge	$83,299	$93,379	$153,274	$161,672
IP Optical Networks	26,251	19,660	45,751	38,269
Total segment adjusted gross profit	109,550	113,039	199,025	199,941
Stock-based compensation expense	(641)	(601)	(1,325)	(1,181)
Amortization of acquired technology	(7,439)	(7,888)	(14,828)	(16,155)
Gross profit	$101,470	$104,550	$182,872	$182,605

	Three months ended		Six months ended
	June 30, 2023	June 30, 2022	June 30, 2023	June 30, 2022
Segment depreciation expense:
Cloud and Edge	$2,477	$2,685	$4,976	$5,400
IP Optical Networks	1,072	1,203	2,083	2,373
Depreciation expense	$3,549	$3,888	$7,059	$7,773

(14) MAJOR CUSTOMERS

The following customer contributed 10% or more of the Company's revenue in the three and six months ended June 30, 2023 and 2022:

	Three months ended		Six months ended
	June 30, 2023	June 30, 2022	June 30, 2023	June 30, 2022
Verizon Communications Inc.	11%	20%	11%	17%

At June 30, 2023 and December 31, 2022, no customer accounted for 10% or more of the Company's accounts receivable balance. The Company performs ongoing credit evaluations of its customers and generally does not require collateral on accounts receivable. The Company maintains an allowance for doubtful accounts and such losses have historically been within management's expectations.

RIBBON COMMUNICATIONS INC.
Notes to Condensed Consolidated Financial Statements (Continued)
(unaudited)

(15) STOCK-BASED COMPENSATION PLANS

The Company grants stock-based compensation to employees, officers and non-employee directors, as well as consultants and advisors of the Company and its subsidiaries under its Amended and Restated 2019 Incentive Award Plan, as amended which provides for the award of stock options, stock appreciation rights, restricted stock awards ("RSAs"), performance-based stock awards, restricted stock units ("RSUs"), performance-based stock units ("PSUs") and other stock- or cash-based awards.

Executive Equity Arrangements

Inducement Awards

In connection with his appointment as President and Chief Executive Officer of Ribbon on March 16, 2020, the Company awarded Bruce McClelland sign-on equity grants, comprised of RSUs and a PSU grant with both market and service conditions.

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

Restricted Stock Units

The activity related to the Company's RSUs for the six months ended June 30, 2023 was as follows:

	Shares	Weighted Average Grant Date Fair Value
Unvested balance at January 1, 2023	7,649,747	$3.96
Granted	3,850,538	$2.90
Vested	(3,314,572)	$3.76
Forfeited	(543,546)	$4.08
Unvested balance at June 30, 2023	7,642,167	$3.50

The total grant date fair value of shares of restricted stock underlying RSUs that vested during the six months ended June 30, 2023 was $12.5 million.

RIBBON COMMUNICATIONS INC.
Notes to Condensed Consolidated Financial Statements (Continued)
(unaudited)
Performance-Based Stock Units

The activity related to the Company's PSUs for the six months ended June 30, 2023 was as follows:

	Shares	Weighted Average Grant Date Fair Value
Unvested balance at January 1, 2023	6,653,503	$2.52
Granted	1,745,736	$3.25
Vested	(381,071)	$6.91
Forfeited	(1,690,057)	$4.05
Unvested balance at June 30, 2023	6,328,111	$2.08

The total grant date fair value of shares of restricted stock underlying PSUs that vested during the six months ended June 30, 2023 was $2.6 million.

Stock-Based Compensation

The condensed consolidated statements of operations include stock-based compensation for the three and six months ended June 30, 2023 and 2022 as follows (in thousands):

	Three months ended		Six months ended
	June 30, 2023	June 30, 2022	June 30, 2023	June 30, 2022
Product cost of revenue	$115	$107	$264	$206
Service cost of revenue	526	494	1,061	975
Research and development	1,300	1,240	2,562	2,446
Sales and marketing	2,142	1,480	4,271	2,851
General and administrative	2,033	1,078	3,806	2,176
	$6,116	$4,399	$11,964	$8,654

At June 30, 2023, there was $26.3 million, net of expected forfeitures, of unrecognized stock-based compensation expense related to unvested RSUs and PSUs. This expense is expected to be recognized over a weighted average period of approximately two years.

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

Right-of-use assets and lease liabilities are initially measured based on the present value of the future minimum fixed lease payments (i.e., fixed payments in the lease contract) over the lease term at the commencement date. As the Company's existing leases do not have a readily determinable implicit rate, the Company uses its incremental borrowing rate based on the

RIBBON COMMUNICATIONS INC.
Notes to Condensed Consolidated Financial Statements (Continued)
(unaudited)
information available at the commencement date in determining the present value of future minimum fixed lease payments. The Company calculates its incremental borrowing rate to reflect the interest rate that it would have to pay to borrow on a collateralized basis an amount equal to the lease payments in a similar economic environment over a similar term and considers its historical borrowing activities and market data from entities with comparable credit ratings in this determination. The measurement of the right-of-use asset also includes any lease payments made prior to the commencement date (excluding any lease incentives) and initial direct costs incurred. The Company assessed its right-of-use assets for impairment as of June 30, 2023 and December 31, 2022 and determined no impairment has occurred.

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

Certain leased facilities are being partially or fully vacated as part of the 2022 Restructuring Plan and for some of those facilities, the Company has no plans to enter into sublease agreements. Accordingly, the Company accelerated the amortization of those lease assets through the planned cease-use date of each facility, resulting in additional amortization expense of $0.4 million and $0.6 million, respectively, in the three and six months ended June 30, 2023 and $1.0 million in both the three and six months ended June 30, 2022. No variable lease costs were accrued in the three and six months ended June 30, 2023 for future estimated variable expenses related to assets partially or fully vacated with no intent or ability to sublease. Variable lease costs for the three and six months ended June 30, 2022 included accruals of $0.3 million for all future estimated variable expenses related to certain assets partially or fully vacated with no intent or ability to sublease.

All accelerated amortization and accrual of future variable costs are recorded as Restructuring and related expense in the Company's condensed consolidated statements of operations. At June 30, 2023 and December 31, 2022, the Company had accruals of $1.7 million and $2.0 million, respectively, for all future anticipated variable lease costs related to these facilities. The Company may incur additional future expense if it is unable to sublease other locations included in the Facilities Consolidations Initiatives.

The Company leases its corporate offices and other facilities under operating leases, which expire at various times through 2032. The Company's right-of-use lease assets and lease liabilities at June 30, 2023 and December 31, 2022 were as follows (in thousands):

	Classification	June 30, 2023	December 31, 2022
Assets:
Operating lease assets	Operating lease right-of-use assets	$42,390	$44,888

Liabilities:
Current Operating	Operating lease liabilities	$15,340	$15,416
Non-Current Operating	Operating lease liabilities, net of current	41,827	46,183
Total Operating lease liabilities		$57,167	$61,599

RIBBON COMMUNICATIONS INC.
Notes to Condensed Consolidated Financial Statements (Continued)
(unaudited)
The components of lease expense for the three and six months ended June 30, 2023 and 2022 were as follows (in thousands):

	Three months ended		Six months ended
	June 30, 2023	June 30, 2022	June 30, 2023	June 30, 2022
Operating lease cost*	$4,737	$5,538	$9,497	$10,168
Finance lease cost:
Amortization of leased assets	—	88	—	180
Interest on lease liabilities	—	4	—	10
Short-term lease cost	3,663	3,123	7,090	6,841
Variable lease costs (costs excluded from minimum fixed lease payments)**	904	1,033	1,706	1,859
Sublease income	(393)	(447)	(823)	(937)
Net lease cost	$8,911	$9,339	$17,470	$18,121

* Operating lease costs for the three and six months ended June 30, 2023 included $0.4 million and $0.6 million, respectively, of accelerated amortization for certain assets partially or fully vacated with no intent or ability to sublease. Operating lease costs for the three and six months ended June 30, 2022 included $1.0 million of accelerated amortization for certain assets partially or fully vacated with no intent or ability to sublease.
** No variable lease costs were accrued in the three and six months ended June 30, 2023 for future estimated variable expenses related to certain assets partially or fully vacated with no intent or ability to sublease. Variable lease costs for the three and six months ended June 30, 2022 included accruals of $0.3 million for all future estimated variable expenses related to certain assets partially or fully vacated with no intent or ability to sublease.

Cash flow information related to the Company's leases for the six months ended June 30, 2023 and 2022 was as follows (in thousands):

	Six months ended
	June 30, 2023	June 30, 2022
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows for operating leases	$9,553	$8,338
Operating cash flows for finance leases	$—	$10
Financing cash flows for finance leases	$—	$341

Other information related to the Company's leases as of June 30, 2023 and December 31, 2022 was as follows:

	June 30, 2023	December 31, 2022
Weighted average remaining lease term (years):
Operating leases	5.66	5.90
Weighted average discount rate:
Operating leases	6.05%	5.79%

RIBBON COMMUNICATIONS INC.
Notes to Condensed Consolidated Financial Statements (Continued)
(unaudited)
Future minimum fixed lease payments under noncancelable leases at June 30, 2023 were as follows (in thousands):

Operating
leases
Remainder of 2023	$9,469
2024	17,084
2025	9,115
2026	7,424
2027	6,615
2028	18,430
Total lease payments	68,137
Less: interest	(10,970)
Present value of lease liabilities	$57,167

(17) INCOME TAXES

The Company recorded income tax provisions of $6.9 million and $6.2 million in the six months ended June 30, 2023 and 2022, respectively. These amounts reflect the Company's estimates of the effective rates expected to be applicable for the respective full years, adjusted for any discrete events, which are recorded in the period in which they occur. These estimates are reevaluated each quarter based on the Company's estimated tax expense for the full fiscal year. The estimated effective tax rate includes the impact of valuation allowances in various jurisdictions. The Company intends to continue to maintain a valuation allowance on its deferred tax assets until there is sufficient evidence to support the reversal of all or some portion of the respective allowances.

(18) RELATED PARTIES

The Company recognized revenue from its largest stockholder of $5.0 million and $0.7 million in the three months ended June 30, 2023 and 2022, respectively, and $5.8 million and $1.1 million in the six months ended June 30, 2023 and 2022, respectively. Additionally, as discussed in Note 11, certain related party stockholders participated in the Private Placement.

(19) COMMITMENTS AND CONTINGENCIES

Liabilities for Royalty Payments to the IIA

Prior to the Company's acquisition of ECI Telecom Group Ltd. ("ECI"), ECI had received research and development grants from the Office of the Innovation Authority of the Israeli Ministry of Economics (the "IIA"). The Company assumed ECI's contract with the IIA, which requires the Company to pay royalties to the IIA on proceeds from the sale of products which the Israeli government has supported by way of research and development grants. The royalties for grants prior to 2017 were calculated at the rates of 1.3% to 5.0% of the aggregated proceeds from the sale of such products developed at certain of the Company's R&D centers, up to an amount not exceeding 100% of such grants plus interest at LIBOR. Effective for grants approved in 2017 and subsequently, interest was calculated at the higher of LIBOR plus 1.5% to 2.75%. At June 30, 2023, the Company's maximum possible future royalties commitment, including $3.8 million of unpaid royalties accrued, was $24.9 million, including interest of $1.2 million, based on estimates of future product sales, grants received from the IIA not yet repaid, and management's estimation of products still to be sold.

Litigation

The Company is often a party to disputes and legal proceedings that it considers routine and incidental to its business, including those described below. The Company believes that it has meritorious defenses to the allegations made in the pending cases and intends to vigorously defend these lawsuits; however, the Company is unable currently to forecast the ultimate

RIBBON COMMUNICATIONS INC.
Notes to Condensed Consolidated Financial Statements (Continued)
(unaudited)
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

After the Miller Complaint was filed, several parties filed and briefed motions seeking to be selected by the Massachusetts District Court to serve as a Lead Plaintiff in the action. On June 21, 2019, the Massachusetts District Court appointed a group as Lead Plaintiffs and the Lead Plaintiffs filed an amended complaint on July 19, 2019. On August 30, 2019, the Defendants filed a motion to dismiss the Miller Complaint and, on October 4, 2019, the Lead Plaintiffs filed an opposition to the motion to dismiss. There was an oral argument on the motion to dismiss on February 12, 2020, and on October 20, 2022 the court denied the motion to dismiss. In June 2023, the Defendants agreed to a settlement in principle with the named plaintiffs. The proposed settlement remains subject to approval by the court and the effected stockholders. If approved, the proposed settlement would provide a release of all claims asserted in the litigation to all Defendants, who continue to deny liability, and the proposed settlement amount is expected to be fully paid by the Company's Directors and Officers liability insurance.

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

Overview

We are a leading global provider of communications technology to service providers and enterprises. We provide a broad range of software and high-performance hardware products, solutions and services that enable the secure delivery of data and voice communications for residential consumers and for small, medium and large enterprises and industry verticals such as finance, education, government, utilities and transportation. Our mission is to create a recognized global technology leader providing solutions that enable the secure exchange of information, with unparalleled scale, performance and elasticity. Headquartered in Plano, Texas, we have a global presence with research and development and/or sales and support locations in over thirty countries around the world.

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

Continued uncertain global economic conditions, may cause our customers to restrict spending or delay purchases for an indeterminate period of time and consequently cause our revenues to decline. Further, such factors may negatively impact our operating costs resulting in a reduction in net income. The degree to which the ongoing military conflict in Ukraine and the high inflationary and rising interest rate environment impacts our future business, financial position and results of operations will depend on developments beyond our control, including the duration of the global economic downturn that has resulted from these factors.

The Ongoing Military Conflict in Ukraine. The uncertainty resulting from the military conflict in Ukraine and the threat for expansion of the conflict has resulted in some of our customers delaying purchases from us. Further, the U.S. and other European countries have imposed sanctions and trade restrictions against Russia in connection with the conflict. These sanctions and restrictions currently prohibit our ability to sell certain products and services. The sanctions continue to evolve and further changes in the current sanctions or trade restrictions could further limit our ability to sell products and services to customers in Russia and, our ability to collect on outstanding accounts receivable from such customers. If we are further limited in our ability to sell products and services to Russia and other countries for an extended period, it could have a material impact on our financial results.

Inflation and Interest Rates. We continue to see near-term impacts on our business due to inflation, including ongoing global price pressures driving up energy prices, component costs, freight premiums, and other operating costs above normal rates. Although headline inflation in the United States and Europe appears to be nearing a peak, core inflation (excluding food and energy prices) remains elevated and is a source of continued cost pressure on businesses and households. Interest rates have increased significantly as central banks in developed countries attempt to subdue inflation while government deficits and debt remain at high levels in many global markets. Accordingly, the eventual implications of higher government deficits and debt, tighter monetary policy, and potentially higher long-term interest rates may drive a higher cost of capital for our business.

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

Financial Overview

Financial Results

We reported losses from operations of $6.6 million and $7.2 million for the three months ended June 30, 2023 and 2022, respectively. We reported losses from operations of $41.8 million and $46.3 million for the six months ended June 30, 2023 and 2022, respectively.

Our revenue was $210.6 million and $205.8 million in the three months ended June 30, 2023 and 2022, respectively. Our gross profit and gross margin were $101.5 million and 48.2%, respectively, in the three months ended June 30, 2023, and $104.6 million and 50.8%, respectively, in the three months ended June 30, 2022. The higher revenue in the three months of 2023 compared to 2022 is due to $16.6 million of higher IP Optical sales, partially offset by $11.8 million of lower Cloud and Edge product sales. Our revenue was $396.8 million and $379.0 million in the six months ended June 30, 2023 and 2022, respectively. Our gross profit and gross margin were $182.9 million and 46.1%, respectively, in the six months ended June 30, 2023, and $182.6 million and 48.2%, respectively, in the six months ended June 30, 2022. The higher revenue in the six months of 2023 compared to 2022 is due to $24.9 million of higher IP Optical sales, partially offset by $7.1 million of lower Cloud and Edge product sales.

Revenue from our Cloud and Edge segment was $125.3 million and $137.1 million in the three months ended June 30, 2023 and 2022, respectively. Gross profit and gross margin for this segment were $79.3 million and 63.3%, respectively, in the three months ended June 30, 2023, and $88.3 million and 64.4%, respectively, in the three months ended June 30, 2022. Revenue from our Cloud and Edge segment was $239.7 million and $246.9 million in the six months ended June 30, 2023 and 2022, respectively. Gross profit and gross margin for this segment were $145.4 million and 60.7%, respectively, in the six months ended June 30, 2023, and $151.0 million and 61.2%, respectively, in the six months ended June 30, 2022.

Revenue from our IP Optical Networks segment was $85.4 million and $68.7 million in the three months ended June 30, 2023 and 2022, respectively. Gross profit and gross margin for this segment were $22.1 million and 25.9%, respectively, in the three months ended June 30, 2023, and $16.3 million and 23.7%, respectively, in the three months ended June 30, 2022. Revenue from our IP Optical Networks segment was $157.0 million and $132.1 million in the six months ended June 30, 2023 and 2022, respectively. Gross profit and gross margin for this segment were $37.5 million and 23.9%, respectively, in the six months ended June 30, 2023, and $31.6 million and 23.9%, respectively, in the six months ended June 30, 2022

Our operating expenses were $108.1 million and $111.8 million in the three months ended June 30, 2023 and 2022, respectively. The decreased operating expenses are primarily related to lower R&D and sales and marketing expenses, partially offset by higher restructuring and related expense and higher general and administrative expense. Operating expenses for the three months ended June 30, 2023 included $7.3 million of amortization of acquired intangible assets, $0.5 million of acquisition-, disposal- and integration-related expense, and $4.3 million of restructuring and related expense. Operating expenses for the three months ended June 30, 2022 included $7.5 million of amortization of acquired intangible assets, $1.5 million of acquisition-, disposal- and integration-related expense, and $2.9 million of restructuring and related expense. Operating expenses for the six months ended June 30, 2023 included $14.5 million of amortization of acquired intangible assets, $2.1 million of acquisition-, disposal- and integration-related expense, and $11.2 million of restructuring and related expense. Operating expenses for the six months ended June 30, 2022 included $14.8 million of amortization of acquired intangible assets, $3.4 million of acquisition-, disposal- and integration-related expense, and $7.7 million of restructuring and related expense.

We recorded stock-based compensation expense of $6.1 million and $4.4 million in the three months ended June 30, 2023 and 2022, respectively, and $12.0 million and $8.7 million in the six months ended June 30, 2023 and 2022, respectively. These amounts are included as components of both Cost of revenue and Operating expenses in our condensed consolidated statements of operations.

See "Results of Operations" in this MD&A for a discussion of the changes in our revenue and expenses for the three and six months ended June 30, 2023 compared to the three and six months ended June 30, 2022.

Restructuring and Cost Reduction Initiatives

2023 Restructuring Plan. In February 2023, our Board of Directors approved a strategic restructuring program (the "2023 Restructuring Plan") to streamline the Company's operations in order to support the Company's investment in critical growth areas. The 2023 Restructuring Plan includes, among other things, charges related to a consolidation of facilities and a workforce reduction. Any potential positions eliminated in countries outside the United States are subject to local law and consultation requirements.

We recorded restructuring and related expense of $2.8 million and $8.5 million in the three and six months ended June 30, 2023, respectively, in connection with the 2023 Restructuring Plan, comprised entirely of severance and related costs. We anticipate that we will record future expense for severance of approximately $2 million in connection with the 2023 Restructuring Plan.

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

We recorded restructuring and related expense of $1.5 million and $2.7 million in the three and six months ended June 30, 2023, respectively, in connection with the 2022 Restructuring Plan. The amount for the three months ended June 30, 2023 was comprised of $1.1 million for variable and other facilities-related costs and $0.4 million for accelerated amortization of lease assets no longer being used with no ability or intent to sublease. The amount for the six months ended June 30, 2023 was comprised of $2.1 million for variable and other facilities-related costs and $0.6 million for accelerated amortization of lease assets no longer being used with no ability or intent to sublease. We anticipate that we will record future expense for severance and facility consolidations aggregating approximately $5 million in connection with the 2022 Restructuring Plan.

Accelerated Rent Amortization. Accelerated rent amortization is recognized from the date that we commence the plan to fully or partially vacate a facility, for which there is no intent or ability to enter into a sublease, through the final vacate date. We recorded $0.4 million and $0.6 million for accelerated rent amortization in the three and six months ended June 30, 2023. We continue to evaluate our properties included in our restructuring plans for accelerated amortization and/or right-of-use asset impairment. We may incur additional future expense if we are unable to sublease other locations included in these initiatives.

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

There was one significant change to our critical accounting policies during the six months ended June 30, 2023 with the addition of a policy for accounting for our Preferred Stock and Warrants that were issued in the Private Placement on March 28, 2023 as follows:

Preferred Stock and Warrants

We account for the Preferred Stock and Warrants as liability-classified instruments based on an assessment of their specific terms in accordance with ASC Topic 480, Distinguishing Liabilities from Equity. The fair value option was elected for the Preferred Stock, as we consider fair value to best reflect the expected future economic value. These liabilities are remeasured to fair value at each reporting date using the same valuation methodology applied upon issuance.

For further discussion of our critical accounting policies and estimates, please refer to our Annual Report on Form 10-K for the year ended December 31, 2022.

Results of Operations

Three and six months ended June 30, 2023 and 2022

Revenue. Revenue for the three and six months ended June 30, 2023 and 2022 was as follows (in thousands, except percentages):

	Three months ended		Increase from prior year
	June 30, 2023	June 30, 2022	$	%
Product	$117,347	$112,667	$4,680	4.2%
Service	93,271	93,129	142	0.2%
Total revenue	$210,618	$205,796	$4,822	2.3%

	Six months ended		Increase from prior year
	June 30, 2023	June 30, 2022	$	%
Product	$210,665	$194,657	$16,008	8.2%
Service	186,112	184,337	1,775	1.0%
Total revenue	$396,777	$378,994	$17,783	4.7%

Segment revenue for the three and six months ended June 30, 2023 and 2022 was as follows (in thousands):

	Three months ended June 30, 2023			Three months ended June 30, 2022
	Cloud and Edge	IP Optical Networks	Total	Cloud and Edge	IP Optical Networks	Total
Product	$52,352	$64,995	$117,347	$64,125	$48,542	$112,667
Service	72,904	20,367	93,271	72,955	20,174	93,129
Total revenue	$125,256	$85,362	$210,618	$137,080	$68,716	$205,796

	Six months ended June 30, 2023			Six months ended June 30, 2022
	Cloud and Edge	IP Optical Networks	Total	Cloud and Edge	IP Optical Networks	Total
Product	$95,191	$115,474	$210,665	$101,760	$92,897	$194,657
Service	144,545	41,567	186,112	145,126	39,211	184,337
Total revenue	$239,736	$157,041	$396,777	$246,886	$132,108	$378,994

The increase in our product revenue in the three months ended June 30, 2023 compared to the three months ended June 30, 2022 was the result of $16 million of higher sales of our IP Optical Networks products, partially offset by $11 million of lower sales of our Cloud and Edge products. The increase in our product revenue in the six months ended June 30, 2023 compared to the six months ended June 30, 2022 was due to $23 million of higher sales of our IP Optical Networks products, partially offset by $6 million of lower sales of our Cloud and Edge products. The increase in revenue from the sale of IP Optical Networks products was attributable to sales improving across almost all regions and multiple new customer wins. The decrease in revenue from the sale of Cloud and Edge products was primarily attributable to a substantial network transformation project in June 2022 that did not recur, partially offset by increased sales in the Federal and Enterprise verticals.

Revenue from sales to enterprise customers was 32% and 20% of our product revenue in the three months ended June 30, 2023 and 2022, respectively. These sales were made through both our direct sales team and indirect sales channel partners. Revenue from sales to enterprise customers was 31% and 23% of our product revenue in the six months ended June 30, 2023 and 2022, respectively. Our sales to Enterprise customers in the three and six months ended June 30, 2023 increased by 65% and 45%, respectively, compared to the same periods in 2022.

Revenue from indirect sales through our channel partner program was 32% and 25% of our product revenue in the three months ended June 30, 2023 and 2022, respectively and 35% and 27% of our product revenue in the six months ended June 30, 2023 and 2022, respectively. The increase in channel sales reflects stronger deployments through systems integrators as well as sell-through from our Service Provider channel partners.

The timing of the completion of customer projects and revenue recognition criteria satisfaction may cause our product revenue to fluctuate from one period to the next.

Service revenue is primarily comprised of hardware and software maintenance and support (“maintenance revenue”) and network design, installation and other professional services (“professional services revenue”).

Service revenue for the three and six months ended June 30, 2023 and 2022 was comprised of the following (in thousands, except percentages):

	Three months ended		Increase/(Decrease) from prior year
	June 30, 2023	June 30, 2022	$	%
Maintenance	$69,628	$69,458	$170	0.2%
Professional services	23,643	23,671	(28)	(0.1)%
	$93,271	$93,129	$142	0.2%

	Six months ended		Increase/(Decrease) from prior year
	June 30, 2023	June 30, 2022	$	%
Maintenance	$140,216	$138,063	$2,153	1.6%
Professional services	45,896	46,274	(378)	(0.8)%
	$186,112	$184,337	$1,775	1.0%

Segment service revenue for the three and six months ended June 30, 2023 and 2022 was comprised of the following (in thousands):

	Three months ended June 30, 2023			Three months ended June 30, 2022
	Cloud and Edge	IP Optical Networks	Total	Cloud and Edge	IP Optical Networks	Total
Maintenance	$55,034	$14,594	$69,628	$55,179	$14,279	$69,458
Professional services	17,870	5,773	23,643	17,776	5,895	23,671
Total service revenue	$72,904	$20,367	$93,271	$72,955	$20,174	$93,129

	Six months ended June 30, 2023			Six months ended June 30, 2022
	Cloud and Edge	IP Optical Networks	Total	Cloud and Edge	IP Optical Networks	Total
Maintenance	$109,844	$30,372	$140,216	$110,209	$27,854	$138,063
Professional services	34,701	11,195	45,896	34,917	11,357	46,274
Total service revenue	$144,545	$41,567	$186,112	$145,126	$39,211	$184,337

Maintenance revenue was relatively flat in the three months ended June 30, 2023 compared to the three months ended June 30, 2022. The 1.6% increase in maintenance revenue in the six months ended June 30, 2023 compared to the six months ended June 30, 2022 was primarily due to higher IP Optical Network segment maintenance fees from the growing installed base of product and the timing of renewals.

Professional services revenue was relatively flat in the three months ended June 30, 2023 compared to the three months ended June 30, 2022 for both of our segments. Professional services revenue was slightly lower in the six months ended June 30, 2023 compared to the six months ended June 30, 2022 for both of our segments.

The following customers contributed 10% or more of our revenue in the three and six months ended June 30, 2023 and 2022 and 2022:

	Three months ended		Six months ended
Customer	June 30, 2023	June 30, 2022	June 30, 2023	June 30, 2022
Verizon Communications Inc.	11%	20%	11%	17%

Revenue from customers domiciled outside the United States was 53% and 52% in the three months ended June 30, 2023 and 2022, respectively, and 54% of revenue in both the six months ended June 30, 2023 and 2022. Due to the timing of project completions, we expect that the domestic and international components as a percentage of revenue may fluctuate from quarter to quarter and year to year.

Our deferred product revenue was $18 million and $29 million at June 30, 2023 and December 31, 2022, respectively. Our deferred service revenue was $116 million and $104 million at June 30, 2023 and December 31, 2022, respectively. Our deferred revenue balance may fluctuate because of the timing of revenue recognition, customer payments, maintenance contract renewals, contractual billing rights and maintenance revenue deferrals included in multiple element arrangements.

We expect that our total revenue will increase modestly for 2023 compared to 2022 primarily due to the growth in our IP Optical sales, up 19% in the first half of 2023 versus the first half of 2022. From a regional perspective, we anticipate IP Optical revenue growth in 2023 from India, Japan, Europe, and North America including the US Rural operators. In the Cloud & Edge segment, we anticipate growth in Enterprise including US Federal agencies, offsetting lower spending from US Service Providers.

Cost of Revenue/Gross Margin. Our cost of revenue consists primarily of amounts paid to third-party manufacturers for purchased materials and services, royalties, amortization of acquired technology, inventory valuation adjustments, warranty costs, and manufacturing and services personnel and related costs. Our cost of revenue, gross profit and gross margin for the three and six months ended June 30, 2023 and 2022 were as follows (in thousands, except percentages):

	Three months ended		Increase (decrease) from prior year
	June 30, 2023	June 30, 2022	$	%
Cost of revenue:
Product	$67,927	$58,151	9,776	16.8%
Service	33,782	35,207	(1,425)	(4.0)%
Amortization of acquired technology	7,439	7,888	(449)	(5.7)%
Total cost of revenue	$109,148	$101,246	7,902	7.8%

Gross profit	$101,470	$104,550	$(3,080)	(2.9)%

Gross margin	48.2%	50.8%

	Six months ended		Increase (decrease) from prior year
	June 30, 2023	June 30, 2022	$	%
Cost of revenue:
Product	$129,990	$109,360	20,630	18.9%
Service	69,087	70,874	(1,787)	(2.5)%
Amortization of acquired technology	14,828	16,155	(1,327)	(8.2)%
Total cost of revenue	$213,905	$196,389	17,516	8.9%

Gross profit	$182,872	$182,605	$267	0.1%

Gross margin	46.1%	48.2%

Our segment cost of revenue, gross profit and gross margin for the three and six months ended June 30, 2023 and 2022 were as follows (in thousands, except percentages):

	Three months ended June 30, 2023			Three months ended June 30, 2022
	Cloud and Edge	IP Optical Networks	Total	Cloud and Edge	IP Optical Networks	Total
Product	$19,356	$48,571	$67,927	$19,037	$39,114	$58,151
Service	22,974	10,808	33,782	25,033	10,174	35,207
Amortization of acquired technology	3,596	3,843	7,439	4,760	3,128	7,888
Total cost of revenue	$45,926	$63,222	$109,148	$48,830	$52,416	$101,246

Gross profit	$79,330	$22,140	$101,470	$88,250	$16,300	$104,550

Gross margin	63.3%	25.9%	48.2%	64.4%	23.7%	50.8%

	Six months ended June 30, 2023			Six months ended June 30, 2022
	Cloud and Edge	IP Optical Networks	Total	Cloud and Edge	IP Optical Networks	Total
Product	$40,276	$89,714	$129,990	$36,036	$73,324	$109,360
Service	46,928	22,159	69,087	49,932	20,942	70,874
Amortization of acquired technology	7,125	7,703	14,828	9,936	6,219	16,155
Total cost of revenue	$94,329	$119,576	$213,905	$95,904	$100,485	$196,389

Gross profit	$145,407	$37,465	$182,872	$150,982	$31,623	$182,605

Gross margin	60.7%	23.9%	46.1%	61.2%	23.9%	48.2%

Our gross margin decreased by three and two percentage points in the three and six months ended June 30, 2023 compared to the three and six months ended June 30, 2022, respectively. The decline was primarily due to the shift in the mix of sales, with higher IP Optical revenue and lower Cloud & Edge sales in 2023 as compared to the same periods in 2022. The lower margins in our Cloud and Edge segment, and higher margins in our IP Optical Networks segment, also contributed to the variation in margin year over year. The decrease in gross margins in our Cloud and Edge segment were primarily attributable to lower product volume and absorption of fixed costs. The two percentage point increase in the gross margin in the quarterly comparison for our IP Optical segment was due to higher volumes and customer mix, as well as lower supply chain costs.

We believe that our IP Optical Networks segment gross margin will improve over the remaining quarters of 2023. Our overall gross margins may decrease in 2023 compared to 2022 as a result of higher expected sales from IP Optical Networks, which has lower margins due to the higher hardware content in its products and higher production costs.

Research and Development. Research and development ("R&D") expenses consist primarily of salaries and related personnel expenses and prototype costs for the design, development, testing, and enhancement of our products. R&D expenses for the three and six months ended June 30, 2023 and 2022 were as follows (in thousands, except percentages):

			Decrease from prior year
	June 30, 2023	June 30, 2022	$	%
Three months ended	$47,776	$51,103	$(3,327)	(6.5)%
Six months ended	$99,080	$103,793	$(4,713)	(4.5)%

The decrease in our R&D expenses in the three months ended June 30, 2023 compared to the three months ended June 30, 2022 was attributable to lower expenses in both of our segments by approximately $2 million in IP Optical Networks and approximately $1 million in Cloud and Edge. The reduced expenses are a combination of lower employee headcount and outside subcontractors, as well as benefits from the strengthening US dollar against the Israeli Shekel and other currencies.

The decrease in our R&D expenses in the six months ended June 30, 2023 compared to the six months ended June 30, 2022 was attributable to lower expenses in both of our segments by approximately $3 million in Cloud and Edge and approximately $1 million of in IP Optical Networks.

Our IP Optical Networks R&D investment is focused on significantly expanding our portfolio of IP Routing solutions, adding additional features to our Optical Transport portfolio, and supporting features in our next generation SDN management and orchestration platform.

Some aspects of our R&D efforts require significant short-term expenditures, the timing of which may cause significant variability in our expenses. We believe that rapid technological innovation is critical to our long-term success, and we are tailoring our investments to meet the requirements of our customers and market. We believe that our R&D expenses in 2023 will continue to decrease compared to 2022, with reduced investment in both segments in areas such as element management and sustaining engineering, as well as cost savings from the 2023 and 2022 Restructuring Plans.

Sales and Marketing Expenses. Sales and marketing expenses consist primarily of salaries and related personnel costs, commissions, travel and entertainment expenses, promotions, customer trial and evaluations inventory and other marketing and sales support expenses. Sales and marketing expenses for the three and six months ended June 30, 2023 and 2022 were as follows (in thousands, except percentages):

			Decrease from prior year
	June 30, 2023	June 30, 2022	$	%
Three months ended	$33,905	$35,843	$(1,938)	(5.4)%
Six months ended	$69,304	$73,462	$(4,158)	(5.7)%

The decrease in sales and marketing expenses in 2023 as compared to 2022 is primarily a result of a global sales organization re-alignment that reduced management layers, as well as reduced investment in under-performing regions. In the three months ended June 30, 2023 compared to the three months ended June 30, 2022, this resulted in a reduction of expenses of approximately $1 million in each of our two segments. In the six months ended June 30, 2023 compared to the six months ended June 30, 2022, this resulted in a reduction of expenses of approximately $3 million in our IP Optical Networks segment and approximately $1 million in our Cloud & Edge segment.

We believe that our sales and marketing expenses will be lower in 2023 compared to 2022 as we benefit from the re-aligned global sales structure and continue to implement additional efficiencies.

General and Administrative Expenses. General and administrative expenses consist primarily of salaries and related personnel costs for executive and administrative personnel, and audit, legal and other professional fees. General and administrative expenses for the three and six months ended June 30, 2023 and 2022 were as follows (in thousands, except percentages):

			Increase from prior year
	June 30, 2023	June 30, 2022	$	%
Three months ended	$14,346	$12,901	$1,445	11.2%
Six months ended	$28,391	$25,763	$2,628	10.2%

The increase in general and administrative expenses in the three and six months ended June 30, 2023 compared to the three and six months ended June 30, 2022 was primarily attributable to higher stock-based compensation.

We believe that our general and administrative expenses in 2023 will increase slightly compared to our 2022 levels, primarily due to higher employee costs and as a result of inflation.

Amortization of Acquired Intangible Assets included in Operating expenses. Amortization of acquired intangible assets included in Operating expenses ("Opex Amortization") for the three and six months ended June 30, 2023 and 2022 was as follows (in thousands, except percentages):

			Decrease from prior year
	June 30, 2023	June 30, 2022	$	%
Three months ended	$7,260	$7,513	$(253)	(3.4)%
Six months ended	$14,524	$14,788	$(264)	(1.8)%

Opex Amortization was lower for the three and six months ended June 30, 2023 compared to the three and six months ended June 30, 2022. Opex Amortization is not recorded on a straight-line basis; rather, it is recorded in relation to expected future cash flows. Accordingly, such expense may vary from one period to the next.

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

Our acquisition-, disposal- and integration-related expenses were $0.5 million and $1.5 million in the three months ended June 30, 2023 and 2022, respectively and $2.1 million and $3.4 million in the six months ended June 30, 2023 and 2022, respectively. The amounts for the three and six months ended June 30, 2023 and 2022 primarily related to integration-related expenses.

Restructuring and Related. We have been committed to streamlining our operations and reducing operating costs by closing and consolidating certain facilities and reducing our worldwide workforce. Please see the additional discussion of our restructuring initiatives in the "Restructuring and Cost Reduction Initiatives" section of the Overview of this MD&A.

We recorded restructuring and related expense of $4.3 million and $2.9 million in the three months ended June 30, 2023 and 2022, respectively, and $11.2 million and $7.7 million in the six months ended June 30, 2023 and 2022, respectively. Although we have eliminated positions as part of our restructuring initiatives, we continue to hire in certain areas that we believe are important to our future growth.

Interest Expense, Net. Interest income and interest expense for the three and six months ended June 30, 2023 and 2022 were as follows (in thousands, except percentages):

	Three months ended		Increase (decrease) from prior year
	June 30, 2023	June 30, 2022	$	%
Interest income	$57	$59	$(2)	(3.4)%
Interest expense	(6,823)	(4,661)	2,162	46.4%
Interest expense, net	$(6,766)	$(4,602)	$2,164	47.0%

	Six months ended		Increase from prior year
	June 30, 2023	June 30, 2022	$	%
Interest income	$116	$98	$18	18.4%
Interest expense	(13,304)	(8,701)	4,603	52.9%
Interest expense, net	$(13,188)	$(8,603)	$4,585	53.3%

Interest expense in the three and six months ended June 30, 2023 and 2022 primarily represents interest and amortization of debt issuance costs in connection with the 2020 Credit Facility (as defined below). The increase in Interest expense in the three and six months ended June 30, 2023 compared to the three and six months ended June 30, 2022 was primarily due to higher margin costs on our 2020 Term Loan, higher costs in 2023 for factoring certain accounts receivable, and the write off of debt issuance costs in conjunction with the March 2023 Sixth Amendment to the 2020 Credit Facility, partially offset by the amortization of the gains in accumulated other comprehensive (loss) income from the sales of our interest rate swap. Our interest expense for the three and six months ended June 30, 2023 and 2022 benefited from our interest rate swap, which was sold in March 2023. See Note 10 to our condensed consolidated financial statements.

Other (Expense) Income, Net. We recorded other expense, net of $2.7 million and $10.2 million in the three months ended June 30, 2023 and 2022, respectively. We recorded other income, net of $2.1 million and other expense, net of $39.0 million in the six months ended June 30, 2023 and 2022, respectively. Other expense in the three months ended June 30, 2023 was primarily attributable to the change in the fair value of our Preferred Stock and Warrants, including dividends on the Preferred Stock. Other income in the six months ended June 30, 2023 was primarily comprised of the gain of $7.3 million recognized from Accumulated other comprehensive income in connection with the sale of our interest rate swap, partially offset by $3.5 million of costs incurred in the Private Placement. The primary component of other expense in the three and six months ended June 30, 2022 was the decline of $12.4 million and $39.4 million, respectively, in the fair value of the AVCT Investment which was cancelled in a settlement agreement in August 2022.

Income Taxes. We recorded income tax provision of $5.4 million and $8.1 million in the three months ended June 30, 2023 and 2022, respectively and $6.9 million and $6.2 million in the six months ended June 30, 2023 and 2022, respectively. These amounts reflect our estimates of the effective rates expected to be applicable for the respective full fiscal years, adjusted for any discrete events, which are recorded in the period that they occur. These estimates are reevaluated each quarter based on our estimated tax rate for the full year. The estimated effective tax rate includes the impact of valuation allowances in various jurisdictions. We intend to continue to maintain a valuation allowance on our deferred tax assets until there is sufficient evidence to support the reversal of all or some portion of the respective allowances.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements that have or are reasonably likely to have a current or future material effect on our financial position, changes in financial position, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Liquidity and Capital Resources

Our condensed consolidated statements of cash flows are summarized as follows (in thousands):

	Six months ended
	June 30, 2023	June 30, 2022	Change
Net loss	$(59,784)	$(100,155)	$40,371
Adjustments to reconcile net loss to cash flows provided by (used in) operating activities	34,189	76,911	(42,722)
Changes in operating assets and liabilities	34,169	(1,143)	35,312
Net cash provided by (used in) operating activities	$8,574	$(24,387)	$32,961
Net cash used in investing activities	$(4,091)	$(6,515)	$2,424
Net cash used in financing activities	$(36,705)	$(38,362)	$1,657

We had cash and cash equivalents aggregating $35 million and $67 million at June 30, 2023 and December 31, 2022, respectively. We had cash held by our non-U.S. subsidiaries aggregating $25 million and $15 million at June 30, 2023 and December 31, 2022, respectively. If we elect to repatriate all of the funds held by our non-U.S. subsidiaries as of June 30, 2023, we do not believe that the amounts of potential withholding taxes that would arise from the repatriation would have a material effect on our liquidity.

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

On March 24, 2023, we entered into the Sixth Amendment to the 2020 Credit Facility (the “Sixth Amendment”) effective March 30, 2023. The Sixth Amendment, among other things, increased the Maximum Consolidated Net Leverage Ratio (as defined in the 2020 Credit Facility), with the first, second and third quarters of 2023 increasing to 4.50:1.00. In the fourth quarter of 2023 and the first quarter of 2024, the Maximum Consolidated Net Leverage Ratio declines to 4.25:1.00 and 4.00:1.00, respectively. In all subsequent quarters, the Maximum Consolidated Senior Net Leverage Ratio will be fixed at 3.00:1.00 and the Maximum Consolidated Net Leverage Ratio will be fixed at 4.00:1.00. Also, the Sixth Amendment reduced the minimum Consolidated Fixed Charge Coverage Ratio (as defined in the 2020 Credit Facility) to 1.10:1.00 through the first quarter of 2024 and in all subsequent quarters the ratio will be fixed at 1.25:1.00. The Sixth Amendment reduced the maximum borrowings allowed under the 2020 Revolving Credit Facility from $100 million to $75 million and the sublimit available for letters of credit was reduced from $30 million to $20 million. In addition, the Sixth Amendment replaced LIBOR with the Secured Overnight Financing Rate, or SOFR, as the alternative rate that may be used by the Company for calculating interest owed under the 2020 Credit Facility with the margin now fixed at 4.5%. In conjunction with the Sixth Amendment, we made a $75 million prepayment that was applied to the final payment due upon maturity in March 2025 of approximately $200.3 million. The $75 million prepayment was almost entirely funded with the net proceeds from the Private Placement and the sales of our interest rate swap. Debt issuance costs associated with the Sixth Amendment totaled $1.7 million and are being amortized on a straight line basis over the remaining life of the 2020 Credit Facility to Interest expense, net.

At June 30, 2023, we had an outstanding balance under the 2020 Term Loan of $245.4 million at an average interest rate of 9.6% and $3.0 million of letters of credit outstanding with an interest rate of 4.5%. The Company's interest rates under our 2020 Term Loan for the six months ended June 30, 2023 and 2022 benefited from a hedge instrument that was in place, specifically a fixed rate swap, which was sold in March 2023 (see Note 10). We were in compliance with all covenants of the 2020 Credit Facility at both June 30, 2023 and December 31, 2022.

We are exposed to financial market risk related to foreign currency fluctuations and changes in interest rates. These exposures are actively monitored by management. To manage the volatility related to the exposure to changes in interest rates, we may enter into a derivative financial instrument. Management's objective has been to reduce, where it is deemed appropriate to do so, fluctuations in earnings and cash flows associated with changes in interest rates. Our policies and practices are to use derivative financial instruments only to the extent necessary to manage exposures. We do not hold or issue derivative financial instruments for trading or speculative purposes.

As a result of exposure to interest rate movements, during March 2020, we entered into an interest rate swap arrangement, which effectively converted our $400 million term loan with its variable interest rate based upon one-month LIBOR to an aggregate fixed rate of 0.904%, plus a leverage-based margin as defined in the 2020 Credit Facility. On July 22, 2022, we sold $30 million of the notional amount of our interest rate swap back to our counterparty for $1.5 million, reducing the notional amount of this swap to $370 million. On August 16, 2022, we sold another $30 million of the notional amount of our interest rate swap back to our counterparty for $1.6 million, reducing the notional amount to $340 million, which approximated the term loan debt then outstanding. The gain in accumulated other comprehensive (loss) income related to the $60 million notional amount sold of $3.1 million is being released into earnings on a straight line basis over the remaining term of the 2020 Credit Facility as a decrease to interest expense, the amortization of which totaled $0.2 million and $0.5 million for the three and six months ended June 30, 2023. On March 24, 2023, the Company received $9.4 million, consisting of $0.4 million of interest and $9.0 million for the sale of $170 million of its $340 million notional amount interest rate swap back to its counterparty, reducing the notional amount to $170 million. On March 27, 2023, the Company received $9.8 million, consisting of $0.4 million of interest and $9.4 million for the sale of the remaining $170 million of its interest rate swap back to its counterparty.

The portion of the gain in accumulated other comprehensive (loss) income related to the term loan debt prepaid on the date of the final sale of our swap totaled $7.3 million and was released into earnings immediately as Other income (expense), net. The portion of the gain in accumulated other comprehensive (loss) income related to our remaining term loan debt balance totaled $12.0 million and is being released into earnings on a straight line basis over the remaining term of the 2020 Credit Facility as a decrease to interest expense, the amortization of which was $1.6 million for the three months ended June 30, 2023.

Our objectives in using interest rate derivatives have been to add stability to interest expense and to manage our exposure to interest rate movements. To accomplish this objective, we have used an interest rate swap as part of our interest rate risk management strategy. Interest rate swaps designated as cash flow hedges involve the receipt of variable amounts from a counterparty in exchange for making fixed-rate payments over the life of the related agreements without exchange of the underlying notional amount.

The effective portion of changes in the fair value of designated derivatives that qualify as cash flow hedges is recorded in accumulated other comprehensive income in the condensed consolidated balance sheet and is subsequently reclassified into earnings in the period that the hedged forecasted transactions affect earnings. During the six months ended June 30, 2023 and 2022, such a derivative was used to hedge the variable cash flows associated with the outstanding borrowings under the 2020 Credit Facility and the Company has accounted for this derivative as an effective hedge until the final portion of the swap was sold on March 27, 2023. Any ineffective portion of the change in the fair value of the derivative was recognized directly in earnings. During the six months ended June 30, 2023, we recorded $7.3 million of Other income (expense), net due to the sale of our swap.

We use letters of credit, performance and bid bonds in the course of our business. At June 30, 2023, we had $7.2 million letters of credit, bank guarantees, and performance and bid bonds outstanding (collectively, "Guarantees"), comprised of the $3.0 million of letters of credit under the 2020 Credit Facility described above (the "Letters of Credit") and $4.2 million of bank guarantees and performance and bid bonds (collectively, the "Other Guarantees") under various uncommitted facilities. At December 31, 2022, we had $8.3 million of Guarantees, comprised of $3.3 million of Letters of Credit and $5.0 million of Other Guarantees.

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

Our operating activities provided cash of $8.6 million in the six months ended June 30, 2023, primarily as a result of higher product revenue in our IP Optical Networks segment and lower operating expenses company-wide due to our various cost saving initiatives. Collections of accounts receivable and lower employee and facilities expenses have all positively affected our operating cash flow in 2023.

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

Cash Flows from Investing Activities

Our investing activities used $4.1 million and $6.5 million of cash in the six months ended June 30, 2023 and 2022, respectively, to purchase property and equipment.

Cash Flows from Financing Activities

Our financing activities used $36.7 million of cash in the six months ended June 30, 2023, primarily due to $85.0 million of principal payments on our term debt, including a $75.0 million prepayment in connection with the Sixth Amendment to the 2020 Credit Facility, $1.6 million of debt issuance costs also paid in connection with the Sixth Amendment, and $3.5 million for the payment of tax withholding obligations related to the net share settlements of restricted stock awards upon vesting. In addition, we received $53.4 million of proceeds from the issuance of the Preferred Stock and Warrants in the Private Placement.

Our financing activities used $38.4 million of cash in the six months ended June 30, 2022, primarily due to $35.0 million of principal payments on the 2020 Credit Facility, including the voluntary $15.0 million incremental principal payment in connection with the Fourth Amendment, the voluntary $10.0 million incremental principal payment in connection with the Fifth Amendment and $1.9 million for the payment of tax withholding obligations related to the net share settlement of restricted stock awards upon vesting. Payments of debt issuance costs and principal payments of finance leases totaled less than $1.4 million.

Under the 2020 Credit Facility, we are required to maintain compliance with certain financial covenants. As of June 30, 2023, we were in compliance with our financial covenants.

Based on our current expectations, we believe our current cash and available borrowings under the 2020 Credit Facility will be sufficient to meet our anticipated cash needs for working capital and capital expenditures for at least twelve months. The rate at which we consume cash is dependent on the cash needs of our future operations, including our contractual obligations at June 30, 2023, primarily comprised of our debt principal and interest obligations as described above, and our operating lease and purchase obligations. Our operating lease obligations totaled $68.1 million at June 30, 2023, with payments aggregating $9.5 million in the remainder of 2023, $17.1 million in 2024, $9.1 million in 2025 and $32.5 million thereafter. Estimated payments for purchase obligations for the full year 2023 aggregate approximately $143 million. We anticipate devoting substantial capital resources to continue our research and development efforts, to maintain our sales, support and marketing, to complete acquisition-related integration activities and for other general corporate activities. We further believe that our financial resources, along with managing discretionary expenses, will allow us to manage the ongoing impact of inflation and the supply chain disruptions on our business operations. Looking ahead, we have developed contingency plans to reduce costs further if the situation deteriorates. However, it is difficult to predict future liquidity requirements with certainty, and our cash and available borrowings under the 2020 Credit Facility may not be sufficient to meet our future needs, which would require us to refinance our debt and/or obtain additional financing. We may not be able to refinance our debt or obtain additional financing on favorable terms or at all.

Recent Accounting Pronouncements

In March 2022, the Financial Accounting Standards Board (the "FASB") issued ASU 2022-02, Financial Instruments – Credit Losses (Topic 326): Troubled Debt Restructurings and Vintage Disclosures (“ASU 2022-02”), which eliminates the accounting guidance on troubled debt restructurings for creditors in ASC 310, Receivables (Topic 310), and requires entities to provide disclosures about current period gross write-offs by year of origination. Also, ASU 2022-02 updates the requirements related to accounting for credit losses under ASC 326, Financial Instruments – Credit Losses (Topic 326), and adds enhanced disclosures for creditors with respect to loan refinancings and restructurings for borrowers experiencing financial difficulty. ASU 2022-02 was effective for the Company January 1, 2023. The adoption of ASU 2022-02 did not have a material impact on our consolidated financial statements.

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

In March 2023, we disposed of our interest rate swap by selling the remaining notional value totaling $340 million back to our counterparty. We received $19.2 million from our counterparty, consisting of $0.8 million of interest and $18.4 million for the sale. We recognized a gain from accumulated other comprehensive income (loss) of $7.3 million to Other income (expense), net in our condensed consolidated statement of operations for the three months ended March 31, 2023. Amounts remaining in accumulated other comprehensive income (loss) related to our derivative totaled $12.0 million and are being amortized to interest expense over the remaining term of our variable-rate debt on a straight-line basis.

Item 4.    Controls and Procedures

Disclosure Controls and Procedures

Evaluation of Disclosure Controls and Procedures. Our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")) as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of June 30, 2023.

Changes in Internal Control over Financial Reporting. There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter ended June 30, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

The outcome of litigation is inherently uncertain. If one or more legal matters were resolved against the Company in a reporting period for amounts above management's expectations, our financial condition and operating results for that reporting period could be materially adversely affected. We settled certain matters during the six months ended June 30, 2023 that did not individually or in the aggregate have a material impact on our financial condition or results of operations.

Item 1A. Risk Factors

Our business faces significant risks and uncertainties, which may have a material adverse effect on our business prospects, financial condition and results of operations, and you should carefully consider them. There have been no material changes in the six months ended June 30, 2023 to the risk factors described in Part I, Item 1A. of our Annual Report on Form 10-K for the year ended December 31, 2022, with the exception of the risk factors below.

Risks Related to Ownership of our Series A Preferred Stock and Warrants

Our obligations to pay dividends or make distributions and, upon liquidation of the Company, liquidation payments in respect of the Series A Preferred Stock are subordinate to our obligations to make any principal and interest payments due and owing with respect to our outstanding debt.

Our obligations to pay dividends or make distributions and, upon liquidation of the Company, liquidation payments in respect of our Series A Preferred Stock are subordinate to our obligations to make any principal and interest payments due and owing with respect our outstanding debt. Accordingly, our outstanding debt has the effect of creating special risks for our Series A Preferred Stockholders that would not be present in a capital structure that did not include such securities.

Holders of our Series A Preferred Stock have limited voting rights.

Holders of Series A Preferred Stock have no voting rights with respect to matters that generally require the approval of voting stockholders. Holders of Series A Preferred Stock have the right to vote, subject to certain exceptions, with respect to any amendment of our Restated Certificate of Incorporation, as amended, (including the Certificate of Designation for the Series A Preferred Stock), any issue of Capital Stock (as defined in the Certificate of Designation), any increase or decrease of the authorized number of shares of Series A Preferred Stock and any merger or consolidation of the Company, and are not entitled to vote on any other matter except to the extent required under the General Corporation Law of the State of Delaware.

Holders of our Series A Preferred Stock bear dividend risk. We may not have sufficient funds to pay dividends on the Series A Preferred Stock. In addition, contractual restrictions may prevent us from declaring or paying dividends.

Our ability to declare and pay dividends on the Series A Preferred Stock depends on many factors, including the following:

•our financial condition, including the amount of cash we have on hand;
•the amount of cash, if any, generated by our operations and financing activities;
•our anticipated financing needs, including the amounts needed to service our indebtedness or other obligations;
•the degree to which we decide to reinvest any cash generated by our operations or financing activities to fund our future operations;
•the ability of our subsidiaries to distribute funds to us;
•regulatory restrictions on our ability to pay dividends, including under the Delaware General Corporation Law; and
•contractual restrictions on our ability to pay dividends.

You may receive less than the full amount of accrued dividends on your Series A Preferred Stock. In addition, if we fail to declare and pay accrued dividends on the Series A Preferred Stock in full, then the value or trading price, if any, of the Series A Preferred Stock will likely decline.

If the terms of our indebtedness restrict or prohibit us from paying dividends, then we may seek to refinance that indebtedness or seek a waiver that would permit the payment of dividends. However, we may be unable or may choose not to refinance the indebtedness or obtain a waiver.

Under the Delaware General Corporation Law, we may declare dividends on the Series A Preferred Stock only out of our “surplus” (which generally means our total assets less total liabilities, each measured at their fair market values, less statutory capital), or, if there is no surplus, out of our net profits for the current or the immediately preceding fiscal year. We may not have sufficient surplus or net profits to declare and pay dividends on the Series A Preferred Stock.

If we fail to declare and pay full dividends on the Series A Preferred Stock, then we will be prohibited from paying dividends on our common stock and any other junior securities, subject to limited exceptions. A reduction or elimination of dividends on our common stock may cause the trading price of our common stock to decline, which, in turn, will likely depress the value or trading price, if any, of the Series A Preferred Stock.

The existence of the liquidation preference of the Series A Preferred Stock may reduce the value of our common stock.

Our Series A Preferred Stock has a liquidation preference that is required to be paid prior to any payment on our common stock (including the shares underlying our outstanding stock purchase warrants). The payment of the liquidation preferences could result in common stockholders and holders of our warrants not receiving any consideration if we were to liquidate, dissolve or wind up, either voluntarily or involuntarily. The existence of the liquidation preferences may reduce the value of our common stock, make it harder for us to sell shares of our common stock in offerings in the future, or prevent or delay a change of control.

We may issue preferred stock in the future that ranks senior to or equally with the Series A Preferred Stock with respect to dividends and liquidation rights, which may adversely affect the rights of holders of the Series A Preferred Stock.

With the consent of the holders of at least two-thirds of the outstanding Series A Preferred Stock (and any other voting stock with similar voting rights), we may authorize and issue preferred stock that ranks senior to or equally with the Series A Preferred Stock with respect to the payment of dividends or the distribution of assets upon our liquidation, dissolution or winding up. If we issue any such preferred stock in the future, the rights of holders of the Series A Preferred Stock will be diluted and the value or trading price, if any, of the Series A Preferred Stock may decline.

Our Series A Preferred Stock has rights, preferences, and privileges that are not held by, and are preferential to, the rights of holders of our common stock, which could adversely affect our liquidity and financial condition, and may result in the interests of holders of the Series A Preferred Stock differing from holders of our common stock.

The holders of Series A Preferred Stock have the right under the Certificate of Designation to receive a liquidation preference entitling them to be paid out of our assets available for distribution to stockholders before any payment may be made to holders of any other class or series of capital stock junior to the Series A Preferred Stock, subject to the rights of existing and future creditors, an amount equal to the stated value of their shares of Series A Preferred Stock plus all accrued and unpaid dividends.

The holders of the Series A Preferred Stock will be entitled to receive cumulative dividends, at a rate of 9.25% prior to the first anniversary of the Closing Date, 9.75% per annum on or after the first anniversary of the Closing Date but prior to the second anniversary of the Closing Date and 12.00% on or after the second anniversary of the Closing Date and thereafter, and in accordance with the terms of the Certificate of Designation. The dividends on each share of Series A Preferred Stock are to be paid in cash or in-kind through an increase in the stated value of such share, as set forth in the Certificate of Designation.

We may redeem shares of Series A Preferred Stock on or after March 30, 2024 for cash at the redemption prices per share of Series A Preferred Stock of (i) 103% of the Liquidation Preference (as defined in the Certificate of Designation) if redeemed during the 12-month period beginning on March 30, 2024 to March 30, 2025 and (ii) 102% of the Liquidation Preference if redeemed on March 30, 2025 and thereafter. We are also required to redeem all shares of Series A Preferred Stock on the Maturity Date (as defined in the Certificate of Designation) at a purchase price per share of Series A Preferred Stock equal to the Mandatory Redemption Price (as defined in the Certificate of Designation), provided that such purchase can be made out of funds legally available therefor. In addition, upon certain change of control events, holders of shares of Series A Preferred Stock may require us to redeem all or part of such holder’s shares of Series A Preferred Stock at a purchase price per share of Series A Preferred Stock, payable in cash, equal to the Change of Control Purchase Price (as defined in the Certificate of Designation), provided that such purchase can be made out of funds legally available therefor.

These dividend and share redemption obligations could adversely affect our liquidity and reduce the amount of cash available for working capital, capital expenditures, growth opportunities, acquisitions, and other general corporate purposes. Our obligations to the holders of Series A Preferred Stock could also limit our ability to obtain additional financing or increase our borrowing costs, which could have an adverse effect on our financial condition. The preferential rights could also result in divergent interests between the holders of our Series A Preferred Stock and holders of shares of our Common Stock.

The warrants are speculative in nature and may not have any value.

The outstanding warrants to purchase shares of our common stock will have value only if price of our common stock exceeds the exercise price of the warrants. There can be no assurance that the market price of our common stock will equal or exceed the exercise price of the warrants. In the event that the price of our common stock does not exceed the exercise price of the warrants, the warrants will not have any value. Holders of the warrants may exercise their right to acquire the shares of common stock and pay an exercise price of $3.77 per share prior to four years from the date of issuance, after which date any unexercised warrants will expire and have no further value.

Holders of the warrants will have no rights as a common stockholder until they acquire our common stock.

Until holders of the warrants acquire shares of our common stock upon exercise of the warrants, the holders will have no rights with respect to the common stock underlying the warrants. Upon exercise of the warrants, the holder will be entitled to exercise the rights of a common stockholder as to our common stock only as to matters for which the record date occurs after the exercise.

The warrants are exercisable for common stock, which would increase the number of shares eligible for future resale in the public market and result in dilution to stockholders.

The warrants to purchase an aggregate of 4,858,090 shares of our common stock are immediately exercisable. Each such warrant entitles the holder thereof to purchase one share of common stock at a price of $3.77 per whole share, subject to adjustment. To the extent such warrants are exercised, additional shares of common stock will be issued, which will result in dilution to the then existing holders of common stock and increase the number of shares eligible for resale in the public market. Sales of substantial numbers of such shares in the public market could adversely affect the market price of our common stock.

The market price of shares of our common stock may experience volatility, which could cause holders of the warrants to incur substantial losses.

Volatility in the trading price of our common stock could significantly affect the value or trading price, if any, of the warrants. This could result in significant volatility in the value or trading price, if any, of the warrants. The warrants will have value only if the price of our common stock exceeds the exercise price of the warrant. There can be no assurance that the market price of our common stock will equal or exceed the exercise price of the warrants. In the event that the price of our common stock does not exceed the exercise price of the warrants, or if the price of our common stock falls below the exercise price of the warrants after a holder exercises its option, the warrants will not have any value and the holders of our warrants may incur substantial losses.

An active trading market for the Series A Preferred Stock and warrants does not exist and may not develop.

The Series A Preferred Stock and warrants have no established trading market and are not listed on any securities exchange, and we do not intend to list the Series A Preferred Stock and warrants on any securities exchange. We cannot assure you that an active trading market in the Series A Preferred Stock or the warrants will develop and, even if it develops, we cannot assure you that it will last. In either case, the trading prices of the Series A Preferred Stock and warrants could be adversely affected and holders’ ability to transfer shares of Series A Preferred Stock or warrants will be limited.

The terms of the Series A Preferred Stock and warrants impose additional challenges on our ability to raise capital.

The terms of the Series A Preferred Stock and the warrants contain a number of restrictive covenants that may impose significant operating and financial restrictions on us while the Series A Preferred Stock and warrants remain outstanding, unless the restrictions are waived by consent of at least 662∕3% of the then-issued and outstanding shares of Series A Preferred Stock, including, but not limited to, restrictions on our ability to pay dividends or make other distributions or repurchase or redeem our capital stock; issue additional equity ranking senior or pari passu to the Series A Preferred Stock; and enter into certain transactions, among other restrictions.

A breach of the covenants or restrictions under the agreements related to the sale of the Series A Preferred Stock and warrants and related agreements governing our indebtedness could result in an event of default under such agreements. As a result of these restrictions, we may be limited in how we conduct our business, unable to finance our operations through additional debt or equity financings and/or unable to compete effectively or to take advantage of new business opportunities.

Further, while we could potentially receive up to an aggregate of $18.3 million in gross proceeds from the exercise of the warrants, no assurances can be made that the holders of such warrants will elect to exercise any or all of such warrants and, accordingly, no assurance that we will receive any proceeds from the exercise of the warrants. We believe the likelihood that the holders will exercise the warrants, and therefore the amount of cash proceeds that we would receive, is dependent upon the trading price of our common stock, which as of the date this filing was below the exercise price of $3.77 for the warrants. If the trading price for our common stock is less than the exercise price for the warrants, we believe the holders of such warrants will be unlikely to exercise their warrants. Accordingly, we may not receive cash proceeds with respect to the warrants, and we are restricted in our ability to conduct additional debt or equity financings.

We may issue debt and equity securities that are senior to our common stock as to distributions and in liquidation, which could negatively affect the value of our common stock.

In the future, we may increase our capital resources by entering into debt or debt-like financing or issuing debt or equity securities, which could include issuances of senior notes, subordinated notes or preferred stock. In the event of a liquidation of the Company, our lenders and holders of our debt or preferred securities would receive a distribution of our available assets before distributions to the holders of our common stock. Our decision to incur debt and issue other securities in future offerings will depend on market conditions and other factors beyond our control. We cannot predict or estimate the amount, timing or nature of our future offerings and debt financings. Future offerings could reduce the value of our common stock and dilute the interests of our stockholders.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(c) Issuer Purchases of Equity Securities

The following table provides information with respect to the shares of common stock repurchased by us for the periods indicated:

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet be Purchased Under the Plans or Programs
April 1, 2023 to April 30, 2023	370,506	$2.71	—	$—
May 1, 2023 to May 31, 2023	63,445	$2.67	—	$—
June 1, 2023 to June 30, 2023	132,267	$2.92	—	$—
Total	566,218	$2.76	—	$—

(1) Upon vesting of restricted stock awards, certain of our employees surrender to us a portion of the newly vested shares of common stock to satisfy the tax withholding obligations that arise in connection with such vesting. During the second quarter of 2023, 566,218 shares of restricted stock were returned to us by employees to satisfy tax withholding obligations arising in connection with vesting of restricted stock.

Item 5. Other Information

During the three months ended June 30, 2023, none of the Company’s directors or officers adopted, terminated or modified a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408 of Regulation S-K of the Securities Act of 1933, as amended).

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

Date: July 27, 2023	RIBBON COMMUNICATIONS INC.

By:	/s/ Miguel A Lopez
Miguel A. Lopez Executive Vice President and Chief Financial Officer (Principal Financial Officer)