Form 10-Q
period 2024-03-31
Ribbon Communications Inc.
filed 2024-05-15
CIK 1708055

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2024
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act) ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒
As of May 10, 2024, there were 173,909,887 shares of the registrant's common stock, $0.0001 par value per share, outstanding.

RIBBON COMMUNICATIONS INC.
FORM 10-Q
QUARTERLY PERIOD ENDED MARCH 31, 2024

Cautionary Note Regarding Forward-Looking Statements

This report contains "forward-looking statements" within the meaning of the U.S. Private Securities Litigation Reform Act of 1995, which are subject to a number of risks and uncertainties. All statements other than statements of historical facts contained in this report, including statements regarding impacts from the war in Israel, our future expenses and restructuring activities, results of operations and financial position, capital structure and the anticipated refinancing of our credit facility, expected impacts from the war in Ukraine and the financial sanctions and trade restrictions imposed in connection therewith, beliefs about our business strategy, availability of components for the manufacturing of our products, ongoing litigation, plans and objectives of management for future operations and manufacturing are forward-looking statements. Without limiting the foregoing, the words "anticipates", "believes", "could", "estimates", "expects", "intends", "may", "plans", "seeks" and other similar language, whether in the negative or affirmative, are intended to identify forward-looking statements, although not all forward-looking statements contain these identifying words. Forward-looking statements are based on our current expectations and assumptions regarding our business, the economy and other future conditions. Because forward-looking statements relate to the future, they are subject to inherent uncertainties, risks and changes in circumstances that are unknown and/or difficult to predict and that may cause our actual results, performance or achievements to be materially different from those expressed or implied by the forward-looking statements. Such risks and uncertainties include, but are not limited to, supply chain disruptions resulting from component availability and/or geopolitical instabilities and disputes (including those related to the wars in Israel and Ukraine); the closure, on a temporary basis, of our offices or those of our contract manufacturer in Israel as a result of the war and the impact of military call-ups of our employees in Israel; material litigation; unpredictable fluctuations in quarterly revenue and operating results; the impact of fluctuations in interest rates; our ability to refinance our credit facility; our ability to operate as a going concern; material cybersecurity and data intrusion incidents, including any security breaches resulting in the theft, transfer, or unauthorized disclosure of customer, employee, or company information; our ability to comply with applicable domestic and foreign information security and privacy laws, regulations and technology platform rules or other obligations related to data privacy and security; failure to compete successfully against telecommunications equipment and networking companies; failure to grow our customer base or generate recurring business from our existing customers; credit risks; the timing of customer purchasing decisions and our recognition of revenues; macroeconomic conditions, including inflation; the impact of restructuring and cost-containment activities; our ability to adapt to rapid technological and market changes; our ability to generate positive returns on our research and development; our ability to protect our intellectual property rights and obtain necessary licenses; our ability to maintain partner, reseller, distribution and vendor support and supply relationships; the potential for defects in our products; risks related to the terms of our credit agreement; higher risks in international operations and markets; increases in tariffs, trade restrictions or taxes on our products; currency fluctuations; unanticipated adverse changes in legal, regulatory or tax laws; future accounting pronouncements or changes in our accounting policies; and/or failure or circumvention of our controls and procedures. We therefore caution you against relying on any of these forward-looking statements.

Additional important factors that could cause actual results to differ materially from those in these forward-looking statements are also discussed in Part I, Item 2, "Management's Discussion and Analysis of Financial Condition and Results of Operations" and Part I, Item 1A and Part II, Item 7A, "Risk Factors" and "Quantitative and Qualitative Disclosures About Market Risk," respectively, of our Annual Report on Form 10-K for the year ended December 31, 2023. Any forward-looking statement made by us in this Quarterly Report on Form 10-Q speaks only as of the date on which this report was first filed. We undertake no obligation to publicly update any forward-looking statement, whether as a result of new information, future developments or otherwise.

PART I FINANCIAL INFORMATION

Item 1. Financial Statements
RIBBON COMMUNICATIONS INC.
Condensed Consolidated Balance Sheets
(in thousands, except share and per share data)
(unaudited)

	March 31, 2024	December 31, 2023
Assets
Current assets:
Cash and cash equivalents	$30,931	$26,630
Accounts receivable, net	212,498	268,421
Inventory	80,758	77,521
Other current assets	44,943	46,146
Total current assets	369,130	418,718
Property and equipment, net	40,758	41,820
Intangible assets, net	224,880	238,087
Goodwill	300,892	300,892
Deferred income taxes	72,438	69,761
Operating lease right-of-use assets	37,110	39,783
Other assets	33,252	35,092
	$1,078,460	$1,144,153
Liabilities and Stockholders' Equity
Current liabilities:
Current portion of term debt	$228,168	$35,102
Accounts payable	66,847	85,164
Accrued expenses and other	84,491	91,687
Operating lease liabilities	14,213	15,739
Deferred revenue	110,596	113,381
Total current liabilities	504,315	341,073
Long-term debt, net of current	—	197,482
Warrant liability	5,927	5,295
Preferred stock liability, $0.01 par value per share; 10,000,000 shares authorized, 55,000 shares issued and outstanding ($56,650 liquidation preference)	56,204	53,337
Operating lease liabilities, net of current	36,768	38,711
Deferred revenue, net of current	14,019	19,218
Deferred income taxes	5,616	5,616
Other long-term liabilities	30,953	30,658
Total liabilities	653,802	691,390
Commitments and contingencies (Note 19)
Stockholders' equity:
Common stock, $0.0001 par value per share; 240,000,000 shares authorized; 172,714,429 shares issued and outstanding at March 31, 2024; 172,083,667 shares issued and outstanding at December 31, 2023	17	17
Additional paid-in capital	1,962,602	1,958,909
Accumulated deficit	(1,550,311)	(1,519,950)
Accumulated other comprehensive income	12,350	13,787
Total stockholders' equity	424,658	452,763
	$1,078,460	$1,144,153

See notes to the unaudited condensed consolidated financial statements.

RIBBON COMMUNICATIONS INC.
Condensed Consolidated Statements of Operations
(in thousands, except per share data)
(unaudited)

	Three months ended
	March 31, 2024	March 31, 2023
Revenue:
Product	$87,610	$93,318
Service	92,054	92,841
Total revenue	179,664	186,159
Cost of revenue:
Product	45,794	62,063
Service	35,364	35,305
Amortization of acquired technology	6,551	7,389
Total cost of revenue	87,709	104,757
Gross profit	91,955	81,402
Operating expenses:
Research and development	45,763	51,304
Sales and marketing	34,716	35,399
General and administrative	15,191	14,045
Amortization of acquired intangible assets	6,706	7,264
Acquisition-, disposal- and integration-related	—	1,642
Restructuring and related	3,065	6,937
Total operating expenses	105,441	116,591
Loss from operations	(13,486)	(35,189)
Interest expense, net	(5,987)	(6,422)
Other (expense) income, net	(7,513)	4,772
Loss before income taxes	(26,986)	(36,839)
Income tax provision	(3,375)	(1,466)
Net loss	$(30,361)	$(38,305)
Loss per share:
Basic	$(0.18)	$(0.23)
Diluted	$(0.18)	$(0.23)
Weighted average shares used to compute loss per share:
Basic	172,428	168,541
Diluted	172,428	168,541

See notes to the unaudited condensed consolidated financial statements.

RIBBON COMMUNICATIONS INC.
Condensed Consolidated Statements of Comprehensive Loss
(in thousands)
(unaudited)

	Three months ended
	March 31, 2024	March 31, 2023
Net loss	$(30,361)	$(38,305)
Other comprehensive income (loss), net of tax:
Unrealized loss on interest rate swap, net of reclassifications and amortization into earnings	(1,321)	(5,900)
Reclassification of gain to other income (expense), net upon sale of interest rate swap	—	(5,099)
Foreign currency translation adjustments	(116)	(151)
Other comprehensive loss, net of tax	(1,437)	(11,150)
Comprehensive loss, net of tax	$(31,798)	$(49,455)

See notes to the unaudited condensed consolidated financial statements.

RIBBON COMMUNICATIONS INC.
Condensed Consolidated Statements of Stockholders' Equity
(in thousands, except shares)
(unaudited)

Three months ended March 31, 2024
					Accumulated
			Additional		other	Total
	Common stock		paid-in	Accumulated	comprehensive	stockholders'
	Shares	Amount	capital	deficit	(loss) income	equity
Balances, January 1, 2024	172,083,667	$17	$1,958,909	$(1,519,950)	$13,787	$452,763
Exercise of stock options	8,624		17			17
Vesting of restricted stock awards and units	888,189					—
Vesting of performance-based stock units	31,282					—
Shares of restricted stock returned to the Company under net share settlements to satisfy tax withholding obligations	(297,333)		(846)			(846)
Stock-based compensation expense			4,522			4,522
Other comprehensive loss					(1,437)	(1,437)
Net loss				(30,361)		(30,361)
Balances, March 31, 2024	172,714,429	$17	$1,962,602	$(1,550,311)	$12,350	$424,658

Three months ended March 31, 2023
					Accumulated
			Additional		other	Total
	Common stock		paid-in	Accumulated	comprehensive	stockholders'
	Shares	Amount	capital	deficit	income	equity
Balances, January 1, 2023	168,324,995	$17	$1,941,569	$(1,453,744)	$30,585	$518,427
Exercise of stock options	573		1			1
Vesting of restricted stock awards and units	1,020,277					—
Vesting of performance-based stock units	381,071					—
Shares of restricted stock returned to the Company under net share settlements to satisfy tax withholding obligations	(496,937)		(1,893)			(1,893)
Stock-based compensation expense			5,848			5,848
Other comprehensive loss					(11,150)	(11,150)
Net loss				(38,305)		(38,305)
Balances, March 31, 2023	169,229,979	$17	$1,945,525	$(1,492,049)	$19,435	$472,928

See notes to the unaudited condensed consolidated financial statements.

RIBBON COMMUNICATIONS INC.
Condensed Consolidated Statements of Cash Flows
(in thousands)
(unaudited)

	Three months ended
	March 31, 2024	March 31, 2023
Cash flows from operating activities:
Net loss	$(30,361)	$(38,305)
Adjustments to reconcile net loss to cash flows provided by operating activities:
Depreciation and amortization of property and equipment	3,394	3,510
Amortization of intangible assets	13,257	14,653
Amortization of debt issuance costs	716	1,065
Amortization of accumulated other comprehensive gain related to interest rate swap	(1,756)	—
Stock-based compensation	4,522	5,848
Deferred income taxes	(2,620)	(6,048)
Gain on sale of swap	—	(7,301)
Change in fair value of warrant liability	632	—
Change in fair value of preferred stock liability	1,512	—
Dividends accrued on preferred stock liability	1,355	—
Foreign currency exchange (gains) losses	1,144	(2,185)
Changes in operating assets and liabilities:
Accounts receivable	55,384	19,742
Inventory	(4,379)	(2,917)
Other operating assets	7,923	15,031
Accounts payable	(17,837)	(10,405)
Accrued expenses and other long-term liabilities	(11,800)	11,521
Deferred revenue	(7,986)	6,924
Net cash provided by operating activities	13,100	11,133
Cash flows from investing activities:
Purchases of property and equipment	(2,513)	(2,413)
Purchases of software licenses	(150)	—
Net cash used in investing activities	(2,663)	(2,413)
Cash flows from financing activities:
Borrowings under revolving line of credit	15,000	—
Principal payments on revolving line of credit	(15,000)	—
Principal payments of term debt	(5,014)	(80,015)
Payment of debt issuance costs	—	(1,562)
Proceeds from issuance of preferred stock and warrant liabilities	—	53,350
Proceeds from the exercise of stock options	17	1
Payment of tax obligations related to vested stock awards and units	(846)	(1,893)
Net cash used in financing activities	(5,843)	(30,119)
Effect of exchange rate changes on cash and cash equivalents	(293)	171
Net increase (decrease) in cash and cash equivalents	4,301	(21,228)
Cash and cash equivalents, beginning of year	26,630	67,262
Cash and cash equivalents, end of period	$30,931	$46,034

Supplemental disclosure of cash flow information:
Interest paid	$6,322	$4,757
Income taxes paid	$3,138	$1,517
Income tax refunds received	$474	$289
Supplemental disclosure of non-cash investing activities:
Capital expenditures incurred, but not yet paid	$1,889	$1,579
Inventory transfers to property and equipment	$507	$656
Supplemental disclosure of non-cash financing activities:
Fair value of vested restricted and performance-based stock grants	$2,610	$5,332

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

Interim results are not necessarily indicative of results for a full year or any future interim period. The information included in this Quarterly Report on Form 10-Q should be read in conjunction with the Company's Annual Report on Form 10-K for the year ended December 31, 2023, as amended (the "Annual Report"), which was filed with the SEC on February 28, 2024.

Operating Segments

The Company's chief operating decision maker (the "CODM") is its president and chief executive officer. The CODM assesses the Company's performance based on the performance of two separate organizations within Ribbon: the Cloud and Edge segment ("Cloud and Edge") and the IP Optical Networks segment ("IP Optical Networks").

Significant Accounting Policies

The Company's significant accounting policies are disclosed in Note 2 to the Consolidated Financial Statements included in the Annual Report. There were no material changes to the significant accounting policies during the three months ended March 31, 2024.

Principles of Consolidation

The condensed consolidated financial statements include the accounts of Ribbon and its wholly-owned subsidiaries. Intercompany transactions and balances have been eliminated in consolidation.

Use of Estimates and Judgments

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting periods. Significant estimates and judgments relied upon in preparing these condensed consolidated financial statements include revenue recognition for multiple element arrangements, inventory valuations, assumptions used to determine the fair value of stock-based compensation and the Preferred Stock and Warrants, intangible asset and goodwill valuations, including impairments, warranty accruals, legal contingencies and recoverability of Ribbon's net deferred tax assets and the related valuation allowances. Ribbon regularly assesses these estimates and records changes in estimates in the period in which they become known. Ribbon bases its

RIBBON COMMUNICATIONS INC.
Notes to Condensed Consolidated Financial Statements (Continued)
(unaudited)
estimates on historical experience and various other assumptions that it believes to be reasonable under the circumstances. Actual results could differ from those estimates.

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

Factoring of accounts receivable and associated fees for the three months ended March 31, 2024 and 2023 were as follows (in thousands):

	Three months ended
	March 31, 2024	March 31, 2023
Accounts receivable sold	20,992	21,061
Less factoring fees	(391)	(455)
Net cash proceeds	20,601	20,606

Going Concern Assessment and Management Plans

The accompanying condensed consolidated financial statements are prepared in accordance with GAAP applicable to a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.

The Company's 2020 Credit Facility (as defined in Note 9) requires quarterly payments of $10.0 million each in the second, third and fourth quarters of 2024, with the remaining balance of $200.4 million due on March 3, 2025. The Company does not have sufficient cash on hand or available liquidity to repay the $200.4 million due on March 3, 2025. In response to these conditions, management's plans include refinancing the 2020 Credit Facility. The Company has entered into a binding commitment letter to refinance the 2020 Credit Facility. See Note 20 - Subsequent Event. The refinance contemplated by the binding commitment letter is expected to close no later than June 30, 2024. However, because the credit facility contemplated by the commitment letter has not yet been finalized, it cannot be deemed to be within the Company's control. As a result, such plans cannot be deemed probable and do not alleviate the substantial doubt raised about the Company's ability to continue as a going concern.

The condensed consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might result from the outcome of this uncertainty.

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

In October 2023, the FASB issued ASU 2023-06, Disclosure Improvements: Codification Amendments in Response to the SEC's disclosure Update and Simplification Initiative (“ASU 2023-06”), which amends the disclosure or presentation requirements related to various subtopics in the FASB Accounting Standards Codification. This ASU was issued in response to, and to align GAAP with, the SEC's August 2018 final rule that updates and simplifies disclosure requirements. The effective date for the Company for each amendment will be the date on which the SEC's removal of that related disclosure requirement becomes effective, with early adoption prohibited. The Company is currently evaluating the impact of this accounting standard update on its consolidated financial statements and related disclosures.

On February 1, 2023, the FASB staff noted that they believe that the Pillar 2 tax, established by the OECD and intended to apply for tax years beginning in 2024, would be an alternative minimum tax and therefore deferred tax assets would not need to be recognized related to this parallel taxing system. On February 2, 2023, the OECD issued administrative guidance providing transition and safe harbor rules around the implementation of the Pillar 2 global minimum tax. Under an additional transitional safe harbor released July 17, 2023, the undertaxed profits rule top-up tax will not be applied by any constituent entity's jurisdiction of residence with respect to income earned by a company's ultimate parent entity in its jurisdiction of residence, if the ultimate parent entity's jurisdiction has a corporate tax rate of at least 20%. This transition safe harbor will apply to fiscal years beginning on or before December 31, 2025 and ending before December 31, 2026. The Company is closely monitoring developments and evaluating the impacts these new rules will have on its tax rate, including eligibility to qualify for these safe harbor rules. Based upon preliminary calculations for calendar year 2024, the Company anticipates that it will meet the safe harbors in most jurisdictions, and any remaining top-up tax should be immaterial.

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

The shares used to compute loss per share were as follows (in thousands):

	Three months ended
	March 31, 2024	March 31, 2023
Weighted average shares outstanding - basic	172,428	168,541
Potential dilutive common shares	—	—
Weighted average shares outstanding - diluted	172,428	168,541

Options to purchase the Company's common stock and unvested restricted and performance-based stock units aggregating 12.1 million and 11.9 million shares were excluded from the computation of diluted loss per share for the three months ended March 31, 2024 and 2023, respectively, because their effect would have been antidilutive.

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

As of March 31, 2024, the potential number of dilutive shares from the Warrants totaled 4.9 million shares. However, there

RIBBON COMMUNICATIONS INC.
Notes to Condensed Consolidated Financial Statements (Continued)
(unaudited)
was no impact on weighted average shares outstanding from these Warrants for the three months ended March 31, 2024 as the average share price of the Company's common stock was below the exercise price of $3.77 per share and their effect would have been antidilutive. For the three months ended March 31, 2023, the potential effect from the Warrants on weighted average shares outstanding for the calculation of diluted earnings (loss) per share was de minimis.

Dividends payable on the Preferred Stock are not an adjustment to net income (loss) used for the calculation of diluted earnings (loss) per share as these dividends are included in the fair value adjustment of the Preferred Stock which is reflected in Other (expense) income, net.

(3) INVENTORY

Inventory at March 31, 2024 and December 31, 2023 consisted of the following (in thousands):

	March 31, 2024	December 31, 2023
On-hand final assemblies and finished goods inventories	$98,290	$93,077
Deferred cost of goods sold	1,927	3,269
	100,217	96,346
Less noncurrent portion (included in Other assets)	(19,459)	(18,825)
Current portion	$80,758	$77,521

(4) INTANGIBLE ASSETS AND GOODWILL

The Company's intangible assets at March 31, 2024 and December 31, 2023 consisted of the following (in thousands):

March 31, 2024	Weighted average amortization period (years)	Cost	Accumulated amortization	Net carrying value
Developed technology	7.84	$340,380	$245,163	$95,217
Customer relationships	11.86	268,140	141,423	126,717
Trade names	3.88	5,000	4,927	73
Software licenses	3.00	5,486	2,613	2,873
	9.50	$619,006	$394,126	$224,880

December 31, 2023	Weighted average amortization period (years)	Cost	Accumulated amortization	Net carrying value
Developed technology	7.84	$340,380	$239,066	$101,314
Customer relationships	11.86	268,140	134,743	133,397
Trade names	3.88	5,000	4,901	99
Software licenses	3.00	5,436	2,159	3,277
	9.51	$618,956	$380,869	$238,087

RIBBON COMMUNICATIONS INC.
Notes to Condensed Consolidated Financial Statements (Continued)
(unaudited)
Estimated future amortization expense for the Company's intangible assets at March 31, 2024 was as follows (in thousands):

Years ending December 31,
Remainder of 2024	$37,557
2025	44,105
2026	39,056
2027	33,939
2028	23,400
2029	18,379
Thereafter	28,444
$224,880

There were no changes to the carrying value of the Company's goodwill in the three months ended March 31, 2024 and 2023. The components of goodwill at both March 31, 2024 and 2023 were as follows (in thousands):

	Cloud and Edge	IP Optical Networks	Total
Goodwill	$392,302	$191,996	$584,298
Accumulated impairment losses	(167,406)	(116,000)	(283,406)
	$224,896	$75,996	$300,892

(5) FAIR VALUE HIERARCHY

The carrying amounts of the Company's cash equivalents, accounts receivable, accounts payable and borrowings under a revolving credit facility in the condensed consolidated balance sheets approximates fair value due to the immediate or short-term nature of these financial instruments. Ribbon's term debt balance as of March 31, 2024 and December 31, 2023 of $230.4 million and $235.4 million, respectively, had a fair value of approximately $231.5 million and $235.1 million, respectively. Our Preferred Stock and Warrants liabilities had a combined fair value of $62.1 million as of March 31, 2024, including cumulative dividends on the Preferred Stock of $5.3 million.

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

Level 1. Level 1 applies to assets or liabilities for which there are quoted prices in active markets for identical assets or liabilities. The Company had no assets or liabilities fair valued using Level 1 input at March 31, 2024 or December 31, 2023.

Level 2. Level 2 applies to assets or liabilities for which there are inputs that are directly or indirectly observable in the marketplace, such as quoted prices for similar assets or liabilities in active markets or quoted prices for identical assets or liabilities in markets with insufficient volume or infrequent transactions (less active markets). At December 31, 2023, the Company determined the fair value of its defined benefit plans' assets using Level 2 input. There were no significant changes to the Company's defined benefit plans' assets during the three months ended March 31, 2024 that required the calculation of their fair value as of March 31, 2024.

Level 3. Level 3 applies to assets or liabilities for which there are unobservable inputs to the valuation methodology that are significant to the measurement of the fair value of the assets or liabilities. At March 31, 2024 and December 31, 2023, the fair value of the Company's Preferred Stock and Warrants were determined using Level 3 input.

RIBBON COMMUNICATIONS INC.
Notes to Condensed Consolidated Financial Statements (Continued)
(unaudited)

(6) ACCRUED EXPENSES AND OTHER
Accrued expenses at March 31, 2024 and December 31, 2023 consisted of the following (in thousands):

	March 31, 2024	December 31, 2023
Employee compensation and related costs	$29,505	$33,682
Professional fees	19,148	19,702
Taxes payable	3,653	8,383
Other	32,185	29,920
	$84,491	$91,687

(7) WARRANTY ACCRUALS

The changes in the Company's accrual balance in the three months ended March 31, 2024 were as follows (in thousands):

Balance at January 1, 2024	$12,243
Current period provisions	1,347
Settlements	(1,334)
Balance at March 31, 2024	$12,256

(8) RESTRUCTURING AND FACILITIES CONSOLIDATION INITIATIVES

The Company recorded restructuring and related expense aggregating $3.1 million and $6.9 million in the three months ended March 31, 2024 and 2023, respectively. Restructuring and related expense includes restructuring expense (primarily severance and related costs), estimated future variable lease costs for vacated properties with no intent or ability of sublease, and accelerated rent amortization expense.

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

Accelerated amortization of lease assets is recognized from the date that the Company commences the plan to fully or partially vacate a facility, for which there is no intent or ability to enter into a sublease, through the final vacate date. Accelerated amortization of lease assets that are included as a component of restructuring and related expense are excluded from the restructuring accrual activity tables below, as the liability for lease payments for these facilities is included as a component of current and noncurrent Operating lease liabilities in the Company's condensed consolidated balance sheets at March 31, 2024 and December 31, 2023 (see Note 16). The Company may incur additional future expense if it is unable to sublease other locations included in the Company's facilities consolidation initiatives.

Restructuring and related expense for the three months ended March 31, 2024 and 2023 was comprised of the following (in thousands):

RIBBON COMMUNICATIONS INC.
Notes to Condensed Consolidated Financial Statements (Continued)
(unaudited)

	Three months ended
	March 31, 2024	March 31, 2023
Severance and related costs	$1,616	$5,708
Variable and other facilities-related costs	1,449	$1,006
Accelerated amortization of lease assets due to cease-use	—	$223
	$3,065	$6,937
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

In connection with the 2023 Restructuring Plan, the Company recorded restructuring and related expense of $1.6 million and $5.7 million in the three months ended March 31, 2024 and 2023, respectively, consisting entirely of severance related costs. A summary of the 2023 Restructuring Plan accrual activity for the three months ended March 31, 2024 is as follows (in thousands):

	Balance at January 1, 2024	Initiatives charged to expense	Cash payments	Net transfer to operating lease accounts	Balance at March 31, 2024
Severance	$671	$1,616	$(1,284)	$—	$1,003

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

The Company recorded restructuring and related expense of $1.4 million and $1.2 million in the three months ended March 31, 2024 and 2023, respectively, in connection with the 2022 Restructuring Plan. The amount for the three months ended March 31, 2024 was comprised of $1.4 million for facilities-related costs. The amount for the three months ended March 31, 2023 was comprised of $1.0 million for variable and other facilities-related costs and $0.2 million for accelerated amortization of lease assets no longer being used with no ability or intent to sublease. A summary of the 2022 Restructuring Plan accrual activity for the three months ended March 31, 2024 is as follows (in thousands):

	Balance at January 1, 2024	Initiatives charged to expense	Cash payments	Balance at March 31, 2024
Variable and other facilities-related costs	$468	1,449	(1,495)	$422

Balance Sheet Classification

The current portions of accrued restructuring were $1.4 million and $1.1 million at March 31, 2024 and December 31, 2023, respectively, and are included as components of Accrued expenses in the condensed consolidated balance sheets. The long-term portions of accrued restructuring are included as components of Other long-term liabilities in the condensed consolidated balance sheets. The long-term portions of accrued restructuring were $1.0 million and $1.1 million at March 31, 2024 and December 31, 2023, respectively.

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

The 2020 Credit Facility originally provided for $500 million of commitments from the Lenders to the Borrower, comprised of $400 million in term loans (the "2020 Term Loan Facility") and a $100 million facility available for revolving loans (the "2020 Revolving Credit Facility"). Under the 2020 Revolving Credit Facility, a $30 million sublimit was originally available for letters of credit and a $20 million sublimit remains available for swingline loans.

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

RIBBON COMMUNICATIONS INC.
Notes to Condensed Consolidated Financial Statements (Continued)
(unaudited)
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

On March 24, 2023, the Company entered into the Sixth Amendment to the 2020 Credit Facility (the “Sixth Amendment”) effective March 30, 2023. The Sixth Amendment, among other things, increased the Maximum Consolidated Net Leverage Ratio (as defined in the 2020 Credit Facility), with the first, second and third quarters of 2023 increasing to 4.50:1.00. In the fourth quarter of 2023 and the first quarter of 2024, the Maximum Consolidated Net Leverage Ratio declines to 4.25:1.00 and 4.00:1.00, respectively. In all subsequent quarters, the Maximum Consolidated Senior Net Leverage Ratio will be fixed at 3.00:1.00 and the Maximum Consolidated Net Leverage Ratio will be fixed at 4.00:1.00. Also, the Sixth Amendment reduced the minimum Consolidated Fixed Charge Coverage Ratio (as defined in the 2020 Credit Facility) to 1.10:1.00 through the first quarter of 2024 and in all subsequent quarters the ratio will be fixed at 1.25:1.00. The Sixth Amendment reduced the maximum borrowings allowed under the 2020 Revolving Credit Facility from $100 million to $75 million and the sublimit available for letters of credit was reduced from $30 million to $20 million. In addition, the Sixth Amendment replaced LIBOR with the Secured Overnight Financing Rate ("SOFR") as the alternative rate that may be used by the Company for calculating interest owed under the 2020 Credit Facility with the margin now fixed at 4.5%. In conjunction with the Sixth Amendment, the Company made a $75 million prepayment that was applied to the final payment due upon maturity in March 2025 of approximately $200.4 million. The $75 million prepayment was almost entirely funded with the net proceeds from the Private Placement and the sales of our interest rate swap. Debt issuance costs associated with the Sixth Amendment totaled $1.7 million and are being amortized on a straight-line basis over the remaining life of the 2020 Credit Facility to Interest expense, net.

The Company's interest rates under the 2020 Term Loan for the three months ended March 31, 2023 benefited from a hedge instrument that was in place, specifically a fixed rate swap, which was sold in March 2023 (see Note 10). As a result of the fixed rate swap sold in March 2023, the ongoing interest rate is based upon U.S. dollar SOFR plus a fixed margin of 4.5%. The Company was in compliance with all covenants of the 2020 Credit Facility at both March 31, 2024 and December 31, 2023, including the current Consolidated Net Leverage Ratio calculation that considers the Company's debt to include Preferred Stock.

The Company had the following outstanding borrowings, unamortized debt issuance costs, letters of credit, interest rates, and remaining borrowing capacity under the 2020 Credit Facility as of March 31, 2024 and December 31, 2023:

RIBBON COMMUNICATIONS INC.
Notes to Condensed Consolidated Financial Statements (Continued)
(unaudited)

	March 31, 2024	December 31, 2023
Current portion of Term Debt	$228,168	$35,102

Long-term Debt, net of Current:
Long-term Debt, net of Current (Face Amount)	$—	$200,293
Unamortized Debt Issuance Costs - Contra-Liability	—	(2,811)
Long-term Debt, net of Current	$—	$197,482

Total Face Amount of Borrowings	$230,381	$235,395

Unamortized Debt Issuance Costs:
Other Assets	$439	$557
Current Portion of Term Debt - Contra Liability	2,213	—
Long-Term Debt - Contra Liability	—	2,811
Total Unamortized Debt Issuance Costs	$2,652	$3,368

Letters of Credit Outstanding	$2,711	$2,711

Remaining Borrowing Capacity	$72,289	$72,289

Average Interest Rates:
Term Loan	9.9%	10.0%
Letters of Credit	4.5%	4.5%

The Company's debt maturities as of March 31, 2024 were as follows:

Years ending December 31,
Remainder of 2024	$30,087
2025	200,294
$230,381

Letters of Credit and Other Guarantees

The Company uses letters of credit and performance and bid bonds in the course of its business. At March 31, 2024, the Company had $9.7 million of letters of credit, bank guarantees, and performance and bid bonds outstanding (collectively, "Guarantees"), comprised of the $2.7 million of letters of credit under the 2020 Credit Facility described above (the "Letters of Credit") and $7.0 million of bank guarantees and performance and bid bonds (collectively, the "Other Guarantees") under various uncommitted facilities. At December 31, 2023, the Company had Guarantees aggregating $7.9 million, comprised of the $2.7 million of Letters of Credit noted above and $5.2 million of Other Guarantees.

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

Cash Flow Hedge of Interest Rate Risk

The 2020 Term Loan Facility had outstanding balances of $230.4 million and $235.4 million at March 31, 2024 and December 31, 2023, respectively. The 2020 Revolving Credit Facility was undrawn at March 31, 2024 and December 31, 2023. Borrowings under the 2020 Credit Facility have variable interest rates based on LIBOR or SOFR (see Note 9). As a result of exposure to interest rate movements, during March 2020, the Company entered into an interest rate swap arrangement, which effectively converted its $400 million term loan with its variable interest rate based upon one-month LIBOR to an aggregate fixed rate of 0.904%, plus a leverage-based margin as defined in the 2020 Credit Facility.

On July 22, 2022, the Company sold $30 million of the notional amount of its interest rate swap back to its counterparty for $1.5 million, reducing the notional amount of this swap to $370 million. On August 16, 2022 the Company sold another $30 million of the notional amount of its interest rate swap back to its counterparty for $1.6 million, reducing the notional amount to $340 million, which approximated the current level of our term loan debt then outstanding. The gain in accumulated other comprehensive (loss) income related to the $60 million notional amount sold of $3.1 million is being released into earnings on a straight line basis over the remaining term of the 2020 Credit Facility as a decrease to interest expense, the amortization of which totaled $0.2 million and $0.3 million for the three months ended March 31, 2024 and 2023, respectively.

On March 24, 2023, the Company received $9.4 million, consisting of $0.4 million of interest and $9.0 million for the sale of $170 million of its $340 million notional amount interest rate swap back to its counterparty, reducing the notional amount to $170 million. On March 27, 2023, the Company received $9.8 million, consisting of $0.4 million of interest and $9.4 million for the sale of the remaining $170 million of its interest rate swap back to its counterparty. The portion of the gain in accumulated other comprehensive (loss) income related to the term loan debt prepaid on the date of the final sale of our swap totaled $7.3 million and was released into earnings immediately as Other expense, net. The portion of the gain in accumulated other comprehensive (loss) income related to our remaining term loan debt balance was $12.0 million and is being released into earnings on a straight line basis over the remaining term of the 2020 Credit Facility as a decrease to interest expense, the amortization of which totaled $1.6 million for the three months ended March 31, 2024.

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

The effective portion of changes in the fair value of designated derivatives that qualify as cash flow hedges is recorded in accumulated other comprehensive income in the condensed consolidated balance sheet and is subsequently reclassified into earnings in the period that the hedged forecasted transactions affect earnings. During the three months ended March 31, 2023, such a derivative was used to hedge the variable cash flows associated with the outstanding borrowings under the 2020 Credit Facility and the Company has accounted for this derivative as an effective hedge until the final portion of the swap was sold on March 27, 2023. Any ineffective portion of the change in the fair value of the derivative was recognized directly in earnings.

RIBBON COMMUNICATIONS INC.
Notes to Condensed Consolidated Financial Statements (Continued)
(unaudited)
Amounts reported in accumulated other comprehensive income related to the Company's derivative are reclassified to interest expense as interest is accrued on the Company’s variable-rate debt. The impact of the Company’s derivative financial instrument on its condensed consolidated statements of comprehensive (loss) income for the three months ended March 31, 2024 and 2023 was as follows, net of tax (in thousands):

	Three months ended
	March 31, 2024	March 31, 2023
Gain (loss) recognized in other comprehensive income (loss) on swap, net of tax	$—	$(2,715)
Amount reclassified from accumulated other comprehensive income to other expense, net upon sale of swap, net of tax	—	(5,099)
Amount reclassified from accumulated other comprehensive income to interest expense	(1,321)	(3,185)
Unrealized gain (loss) on interest rate swap, net of reclassifications and amortization	$(1,321)	$(10,999)

The Company had no derivative assets or liabilities at March 31, 2024 or December 31, 2023.

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

The Company determined the fair value of the Preferred Stock and Warrants using Level 3 input. The key assumptions into the models utilized were as follows as of March 31, 2024:

Preferred Stock (BDT)
Face value per share	$1,000
Interest payments per year	4
Dividend rate - year 1 (paid in-kind)	9.25%
Dividend rate - year 2 (paid in-kind or in cash at the Company's choice)	9.75%
Dividend rate - thereafter (paid in cash)	12.00%
Yield volatility	25.0%
Time to maturity (in years)	1.5

RIBBON COMMUNICATIONS INC.
Notes to Condensed Consolidated Financial Statements (Continued)
(unaudited)

Warrants (Black-Scholes)
Stock price	$3.20
Strike price	$3.77
Risk-free rate	4.35%
Volatility	59.2%
Dividend yield	0.0%
Time to expiration (years)	3.0

The changes in the Company's Preferred Stock and Warrant liabilities the three months ended March 31, 2024 were as follows (in thousands):

Preferred stock liability
Balance at January 1, 2024	$53,337
Payable in-kind dividends	1,355
Fair value change	1,512
Balance at March 31, 2024	$56,204

Warrant liability
Balance at January 1, 2024	$5,295
Fair value change	632
Balance at March 31, 2024	$5,927

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

The Warrants, which expire March 30, 2027, are immediately exercisable and upon an event such as a merger, consolidation, asset sale or similar change of control, may be exercised and the holders may vote the underlying shares of common stock. In connection with the Private Placement, the Company provided the investors with certain registration rights relating to the Preferred Stock, the Warrants and the shares of the Company’s common stock underlying the Warrants, that required the Company to file a registration statement on Form S-3 with the SEC within 30 days following the closing date of the Private Placement. The registration requirement was completed on May 19, 2023.

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

RIBBON COMMUNICATIONS INC.
Notes to Condensed Consolidated Financial Statements (Continued)
(unaudited)
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

Disaggregation of Revenue

The Company disaggregates its revenue from contracts with customers based on the nature of the products and services and the geographic regions in which each customer is domiciled. The Company's revenue for the three months ended March 31, 2024 and 2023 was disaggregated as follows:

RIBBON COMMUNICATIONS INC.
Notes to Condensed Consolidated Financial Statements (Continued)
(unaudited)

Three months ended March 31, 2024	Product revenue	Service revenue (maintenance)	Service revenue (professional services)	Total revenue
United States	$26,607	$32,847	$11,660	$71,114
Europe, Middle East and Africa	41,689	17,696	7,698	67,083
Asia Pacific	16,633	10,241	2,927	29,801
Other	2,681	7,597	1,388	11,666
	$87,610	$68,381	$23,673	$179,664

Three months ended March 31, 2023	Product revenue	Service revenue (maintenance)	Service revenue (professional services)	Total revenue
United States	$38,067	$33,073	$10,853	$81,993
Europe, Middle East and Africa	27,435	20,127	6,575	54,137
Asia Pacific	25,615	9,372	3,144	38,131
Other	2,201	8,016	1,681	11,898
	$93,318	$70,588	$22,253	$186,159

The Company's product revenue from indirect sales through its channel partner program and from its direct sales program for the three months ended March 31, 2024 and 2023 was as follows (in thousands):

	Three months ended
	March 31, 2024	March 31, 2023
Indirect sales through channel partner program	$45,675	$35,914
Direct sales	41,935	57,404
	$87,610	$93,318

The Company's product revenue from sales to enterprise customers and from sales to service provider customers for the three months ended March 31, 2024 and 2023 was as follows (in thousands):

	Three months ended
	March 31, 2024	March 31, 2023
Sales to enterprise customers	$37,870	$27,412
Sales to service provider customers	49,740	65,906
	$87,610	$93,318

The Company's product revenue and service revenue components by segment for the three months ended March 31, 2024 and 2023 were as follows (in thousands):

RIBBON COMMUNICATIONS INC.
Notes to Condensed Consolidated Financial Statements (Continued)
(unaudited)

	Three months ended
	March 31, 2024	March 31, 2023
Product revenue:
Cloud and Edge	$31,513	$42,839
IP Optical Networks	56,097	50,479
Total product revenue	$87,610	$93,318

Service revenue:
Maintenance:
Cloud and Edge	$53,196	$54,810
IP Optical Networks	15,185	15,778
Total maintenance revenue	68,381	70,588
Professional services:
Cloud and Edge	16,960	16,831
IP Optical Networks	6,713	5,422
Total professional services revenue	23,673	22,253
Total service revenue	$92,054	$92,841

Revenue Contract Balances

The timing of revenue recognition, billings and cash collections results in billed accounts receivable; unbilled receivables, which are contract assets; and customer advances and deposits, which are contract liabilities, in the Company's condensed consolidated balance sheets. Amounts are billed as work progresses in accordance with agreed-upon contractual terms, either at periodic intervals or upon achievement of contractual milestones. Completion of services and billing may occur subsequent to revenue recognition, resulting in contract assets. The Company may receive advances or deposits from its customers before revenue is recognized, resulting in contract liabilities that are classified as deferred revenue. These assets and liabilities are reported in the Company's condensed consolidated balance sheets on a contract-by-contract basis as of the end of each reporting period. Changes in the contract asset and liability balances during the three months ended March 31, 2024 were not materially impacted by any factors other than billing and revenue recognition. Nearly all of the Company's deferred revenue balance is related to services revenue, primarily customer support contracts. Unbilled receivables stem primarily from engagements where services have been performed; however, billing cannot occur until services are completed.

In some arrangements, the Company allows customers to pay for term-based software licenses and products over the term of the software license. The Company also sells SaaS-based software under subscription arrangements, with payment terms over the term of the SaaS agreement. Amounts recognized as revenue in excess of amounts billed are recorded as unbilled receivables. Unbilled receivables that are anticipated to be invoiced in the next twelve months are included in Accounts receivable on the Company's condensed consolidated balance sheets. The changes in the Company's accounts receivable, unbilled receivables and deferred revenue balances for the three months ended March 31, 2024 were as follows (in thousands):

	Accounts receivable	Unbilled accounts receivable	Deferred revenue (current)	Deferred revenue (long-term)
Balance at January 1, 2024	$186,938	$81,483	$113,381	$19,218
Increase (decrease), net	(43,634)	(12,289)	(2,785)	(5,199)
Balance at March 31, 2024	$143,304	$69,194	$110,596	$14,019

The Company recognized approximately $51 million of revenue in the three months ended March 31, 2024 that was recorded as deferred revenue at December 31, 2023 and approximately $48 million of revenue in the three months ended March 31, 2023 that was recorded as deferred revenue at December 31, 2022. Of the Company's deferred revenue reported as long-term in its condensed consolidated balance sheet at March 31, 2024, the Company expects that approximately $7 million will be recognized as revenue in 2025, approximately $4 million will be recognized as revenue in 2026 and approximately $3 million will be recognized as revenue in 2027 and beyond.

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

Deferred Commissions Cost

Sales commissions earned by the Company's employees are considered incremental and recoverable costs of obtaining a contract with a customer. These costs have been deferred on our condensed consolidated balance sheet and are being amortized over the expected life of the customer contract, which is generally five years. At both March 31, 2024 and December 31, 2023, the Company had $3.0 million of deferred sales commissions capitalized.

(13) OPERATING SEGMENT INFORMATION

The Company has two reportable segments, which are intended to align with the manner in which the business is managed: Cloud and Edge, and IP Optical Networks.

The Cloud and Edge segment provides secure and reliable software and hardware products, solutions and services for enabling Voice over Internet Protocol ("VoIP") communications, Voice over Long-Term Evolution ("VoLTE") and Voice Over 5G ("VoNR") communications, and Unified Communications and Collaboration ("UC&C") within service provider and enterprise networks and from the cloud. The Cloud and Edge products are increasingly software-centric and cloud-native for deployment on private, public or hybrid cloud infrastructures, in data centers, on enterprise premises and within service provider networks. Ribbon's Cloud and Edge product portfolio consists primarily of its Session Border Controller ("SBC") products and its Network Transformation products.

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

The CODM utilizes revenue and adjusted gross profit to measure and assess each segment's performance. The Company calculates adjusted gross profit by excluding from cost of revenue: amortization of acquired technology, stock-based compensation, and may also exclude other items in future periods that the Company believes are not part of the Company's core business. Adjusted gross profit is not a financial measure determined in accordance with U.S. GAAP, may not be comparable to similarly titled measures used by other companies, and should not be considered a substitute for gross profit or other results reported in accordance with U.S. GAAP. See below for a reconciliation of adjusted gross profit to gross profit which is the most directly comparable U.S. GAAP measure.

The tables below provide revenue, adjusted gross profit and depreciation expense by reportable segment for the three months ended March 31, 2024 and 2023 (in thousands):

RIBBON COMMUNICATIONS INC.
Notes to Condensed Consolidated Financial Statements (Continued)
(unaudited)

	Three months ended
	March 31, 2024	March 31, 2023
Segment revenue:
Cloud and Edge	$101,669	$114,480
IP Optical Networks	77,995	71,679
Revenue	$179,664	$186,159

	Three months ended
	March 31, 2024	March 31, 2023
Segment adjusted gross profit:
Cloud and Edge	$67,119	$69,975
IP Optical Networks	31,965	19,500
Total segment adjusted gross profit	99,084	89,475
Stock-based compensation expense	(578)	(684)
Amortization of acquired technology	(6,551)	(7,389)
Gross profit	$91,955	$81,402

	Three months ended
	March 31, 2024	March 31, 2023
Segment depreciation expense:
Cloud and Edge	$2,333	$2,499
IP Optical Networks	1,061	1,011
Depreciation expense	$3,394	$3,510

(14) MAJOR CUSTOMERS

The following customer contributed 10% or more of the Company's revenue in the three months ended March 31, 2024 and 2023:

	Three months ended
	March 31, 2024	March 31, 2023
Verizon Communications Inc.	*	11%
* Less than 10% of total revenue.

At March 31, 2024 and December 31, 2023, no customer accounted for 10% or more of the Company's accounts receivable balance. The Company performs ongoing credit evaluations of its customers and generally does not require collateral on accounts receivable. The Company maintains an allowance for doubtful accounts and such losses have historically been within management's expectations.

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

Executive Equity Arrangements

Inducement Awards

In connection with his appointment as President and Chief Executive Officer of Ribbon on March 16, 2020, the Company awarded Bruce McClelland sign-on equity grants, comprised of RSUs and a PSU grant with both market and service conditions. As of March 31, 2024, the Company estimates that the market conditions surrounding the PSUs granted will not be met by the expiration date of September 1, 2024.

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

Restricted Stock Units

The activity related to the Company's RSUs for the three months ended March 31, 2024 was as follows:

	Shares	Weighted Average Grant Date Fair Value
Unvested balance at January 1, 2024	7,091,368	$3.18
Granted	29,366	$2.89
Vested	(888,189)	$5.05
Forfeited	(200,229)	$3.26
Unvested balance at March 31, 2024	6,032,316	$2.90

The total grant date fair value of shares of restricted stock underlying RSUs that vested during the three months ended March 31, 2024 was $4.5 million.

Performance-Based Stock Units

The activity related to the Company's PSUs for the three months ended March 31, 2024 was as follows:

	Shares	Weighted Average Grant Date Fair Value
Unvested balance at January 1, 2024	6,297,931	$2.07
Granted	—	$—
Vested	(31,282)	$6.40
Forfeited	(280,304)	$9.40
Unvested balance at March 31, 2024	5,986,345	$1.70

RIBBON COMMUNICATIONS INC.
Notes to Condensed Consolidated Financial Statements (Continued)
(unaudited)
The total grant date fair value of shares of restricted stock underlying PSUs that vested during the three months ended March 31, 2024 was $0.2 million.

Stock-Based Compensation

The condensed consolidated statements of operations include stock-based compensation for the three months ended March 31, 2024 and 2023 as follows (in thousands):

	Three months ended
	March 31, 2024	March 31, 2023
Product cost of revenue	$106	$149
Service cost of revenue	472	535
Research and development	1,068	1,262
Sales and marketing	1,157	2,129
General and administrative	1,719	1,773
	$4,522	$5,848

At March 31, 2024, there was $13.4 million, net of expected forfeitures, of unrecognized stock-based compensation expense related to unvested RSUs and PSUs. This expense is expected to be recognized over a weighted average period of approximately one year.

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

Right-of-use assets and lease liabilities are initially measured based on the present value of the future minimum fixed lease payments (i.e., fixed payments in the lease contract) over the lease term at the commencement date. As the Company's existing leases do not have a readily determinable implicit rate, the Company uses its incremental borrowing rate based on the information available at the commencement date in determining the present value of future minimum fixed lease payments. The Company calculates its incremental borrowing rate to reflect the interest rate that it would have to pay to borrow on a collateralized basis an amount equal to the lease payments in a similar economic environment over a similar term and considers its historical borrowing activities and market data from entities with comparable credit ratings in this determination. The measurement of the right-of-use asset also includes any lease payments made prior to the commencement date (excluding any lease incentives) and initial direct costs incurred. The Company assessed its right-of-use assets for impairment as of March 31, 2024 and December 31, 2023 and determined no impairment has occurred.

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

For operating leases, lease expense for minimum fixed lease payments is recognized on a straight-line basis over the lease

RIBBON COMMUNICATIONS INC.
Notes to Condensed Consolidated Financial Statements (Continued)
(unaudited)
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

Certain leased facilities are being partially or fully vacated as part of the 2022 Restructuring Plan and for some of those facilities, the Company has no plans to enter into sublease agreements. Accordingly, the Company accelerated the amortization of those lease assets through the planned cease-use date of each facility, resulting in additional amortization expense $0.2 million in the three months ended March 31, 2023. No such accelerated amortization was recorded in the three months ended March 31, 2024. The Company did not record estimated future variable lease costs in the three months ended March 31, 2024 or 2023 related to the 2022 Restructuring Plan.

All incremental accelerated amortization and accruals for estimated future variable costs are included in Restructuring and related expense in the Company's condensed consolidated statements of operations. At March 31, 2024 and December 31, 2023, the Company had accruals of $1.4 million and $1.5 million, respectively, for all future anticipated variable lease costs related to these facilities. The Company may incur additional future expense if it is unable to sublease other locations included in the Facilities Initiative.

The Company leases its corporate offices and other facilities under operating leases, which expire at various times through 2033.

The Company's right-of-use lease assets and lease liabilities at March 31, 2024 and December 31, 2023 were as follows (in thousands):

	Classification	March 31, 2024	December 31, 2023
Assets:
Operating lease assets	Operating lease right-of-use assets	$37,110	$39,783

Liabilities:
Current Operating	Operating lease liabilities	$14,213	$15,739
Non-Current Operating	Operating lease liabilities, net of current	36,768	38,711
Total Operating lease liabilities		$50,981	$54,450

The components of lease expense for the three months ended March 31, 2024 and 2023 were as follows (in thousands):

	Three months ended
	March 31, 2024	March 31, 2023
Operating lease cost*	$4,199	$4,760
Short-term lease cost	3,441	3,427
Variable lease costs (costs excluded from minimum fixed lease payments)**	855	802
Sublease income	(260)	(430)
Net lease cost	$8,235	$8,559

* No accelerated amortization was recorded in the three months ended March 31, 2024. Operating lease costs for the three months ended March 31, 2023 included $0.2 million of accelerated amortization for certain assets partially or fully vacated with no intent or ability to sublease.
** No variable lease costs were accrued in the three months ended March 31, 2024 or 2023 for future estimated variable expenses related to certain assets partially or fully vacated with no intent or ability to sublease.

RIBBON COMMUNICATIONS INC.
Notes to Condensed Consolidated Financial Statements (Continued)
(unaudited)
Cash flows related to the Company's leases in both the three months ended March 31, 2024 and 2023 were included in the measurement of operating lease liabilities and classified as operating cash flows and each totaled $4.8 million.

Other information related to the Company's leases as of March 31, 2024 and December 31, 2023 was as follows:

	March 31, 2024	December 31, 2023
Weighted average remaining lease term (years):
Operating leases	5.45	5.50
Weighted average discount rate:
Operating leases	7.04%	6.34%

Future minimum fixed lease payments under noncancelable leases at March 31, 2024 were as follows (in thousands):

Operating
leases
Remainder of 2024	$13,873
2025	10,799
2026	9,018
2027	7,857
2028	6,452
2029	13,161
Total lease payments	61,160
Less: interest	(10,179)
Present value of lease liabilities	$50,981

(17) INCOME TAXES

The Company recorded income tax provisions of $3.4 million and $1.5 million in the three months ended March 31, 2024 and 2023, respectively. These amounts reflect the Company's estimates of the effective rates expected to be applicable for the respective full years, adjusted for any discrete events, which are recorded in the period in which they occur. These estimates are reevaluated each quarter based on the Company's estimated tax expense for the full fiscal year. The estimated effective tax rate includes the impact of valuation allowances in various jurisdictions. The Company intends to continue to maintain a valuation allowance on its deferred tax assets until there is sufficient evidence to support the reversal of all or some portion of the respective allowances.

(18) RELATED PARTIES

The Company recognized revenue from its largest stockholder of $1.5 million and $0.8 million in the three months ended March 31, 2024 and 2023, respectively. Additionally, as discussed in Note 11, certain related party stockholders participated in the Private Placement.

(19) COMMITMENTS AND CONTINGENCIES

Liabilities for Royalty Payments to the IIA

Prior to the Company's acquisition of ECI Telecom Group Ltd. ("ECI"), ECI had received research and development grants from the Office of the Innovation Authority of the Israeli Ministry of Economics (the "IIA"). The Company assumed ECI's contract with the IIA, which requires the Company to pay royalties to the IIA on proceeds from the sale of products which the

RIBBON COMMUNICATIONS INC.
Notes to Condensed Consolidated Financial Statements (Continued)
(unaudited)
Israeli government has supported by way of research and development grants. The royalties for grants prior to 2017 were calculated at the rates of 1.3% to 5.0% of the aggregated proceeds from the sale of such products developed at certain of the Company's R&D centers, up to an amount not exceeding 100% of such grants plus interest at LIBOR. Effective for grants approved in 2017 and subsequently, interest was calculated at the higher of LIBOR plus 1.5% to 2.75%. At March 31, 2024, the Company's maximum possible future royalties commitment, including $1.8 million of unpaid royalties accrued, was $20.6 million, including interest of $1.1 million, based on estimates of future product sales, grants received from the IIA not yet repaid, and management's estimation of products still to be sold.

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

After the Miller Complaint was filed, several parties filed and briefed motions seeking to be selected by the Massachusetts District Court to serve as a Lead Plaintiff in the action. On June 21, 2019, the Massachusetts District Court appointed a group as Lead Plaintiffs and the Lead Plaintiffs filed an amended complaint on July 19, 2019. On August 30, 2019, the Defendants filed a motion to dismiss the Miller Complaint and, on October 4, 2019, the Lead Plaintiffs filed an opposition to the motion to dismiss. There was an oral argument on the motion to dismiss on February 12, 2020, and on October 20, 2022 the court denied the motion to dismiss. In June 2023, the Defendants agreed to a settlement in principle with the named plaintiffs, and final approval of the settlement was provided by the court on April 24, 2024. The settlement provided a release of all claims asserted in the litigation to all Defendants, who continue to deny liability. The $4.5 million settlement amount was funded by the provider of the Company's Directors and Officers liability insurance policy.

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

(20) SUBSEQUENT EVENT

On May 15, 2024, the Company entered into a binding commitment letter (the "Commitment Letter") with HPS Investment Partners, LLC ("HPS") and WhiteHorse Capital Management, LLC ("WhiteHorse" and, together with HPS, the "Lenders"), pursuant to which the Lenders have committed to provide the Company with a $385 million senior secured credit facility (the "Refinancing Facility") comprised of (i) a $350 million term loan and (ii) a $35 million revolving credit facility. The funds from the Refinancing Facility will be used to (a) repay 100% of the amounts outstanding under the 2020 Credit Facility (b) redeem in full the Company's outstanding Series A preferred stock and (c) pay fees and expenses related to the Refinancing Facility. Any excess proceeds will be used by the Company for working capital.

The funding of the Refinancing Facility is subject to satisfaction of customary closing conditions. The Company expects the Refinancing Facility to close and fund no later than June 30, 2024.

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion of the financial condition and results of operations of Ribbon Communications Inc. should be read in conjunction with the condensed consolidated financial statements and the related notes thereto included elsewhere in this Quarterly Report on Form 10-Q and the audited financial statements and notes thereto and Management's Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the year ended December 31, 2023, which was filed with the U.S. Securities and Exchange Commission on February 28, 2024.

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

Continued uncertain global economic conditions may cause our customers to restrict spending or delay purchases for an indeterminate period of time and consequently cause our revenues to decline. Further, such factors may negatively impact our operating costs resulting in a reduction in net income. The degree to which the ongoing wars in Israel and Ukraine and the inflationary and high interest rate environment impacts our future business, financial position and results of operations will depend on developments beyond our control, including the duration of the global economic downturn that has resulted from these factors.

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

Financial Overview

Financial Results

We reported a loss from operations of $13.5 million and $35.2 million for the three months ended March 31, 2024 and 2023, respectively.

Our revenue was $179.7 million and $186.2 million in the three months ended March 31, 2024 and 2023, respectively. Our gross profit and gross margin were $92.0 million and 51.2%, respectively, in the three months ended March 31, 2024, and $81.4 million and 43.7%, respectively, in the three months ended March 31, 2023. The lower revenue in the three months ended March 31, 2024 compared to 2023 is due to $12.8 million of lower Cloud and Edge sales, primarily to U.S. Service Providers, partially offset by $6.3 million of higher IP Optical sales in Europe, the Middle East and Africa ("the EMEA region").

Revenue from our Cloud and Edge segment was $101.7 million and $114.5 million in the three months ended March 31, 2024 and 2023, respectively. Gross profit and gross margin for this segment were $64.4 million and 63.4%, respectively, in the three months ended March 31, 2024, and $66.1 million and 57.7%, respectively, in the three months ended March 31, 2023.

Revenue from our IP Optical Networks segment was $78.0 million and $71.7 million in the three months ended March 31, 2024 and 2023, respectively. Gross profit and gross margin for this segment were $27.5 million and 35.3%, respectively, in the three months ended March 31, 2024, and $15.3 million and 21.4%, respectively, in the three months ended March 31, 2023.

Our operating expenses were $105.4 million and $116.6 million in the three months ended March 31, 2024 and 2023, respectively. The decreased operating expenses are primarily related to lower research and development ("R&D") and restructuring related expenses. Operating expenses for the three months ended March 31, 2024 included $6.7 million of amortization of acquired intangible assets, and $3.1 million of restructuring and related expense. Operating expenses for the three months ended March 31, 2023 included $7.3 million of amortization of acquired intangible assets, $1.6 million of acquisition-, disposal- and integration-related expense, and $6.9 million of restructuring and related expense.

We recorded stock-based compensation expense of $4.5 million and $5.8 million in the three months ended March 31, 2024 and 2023, respectively. These amounts are included as components of both Cost of revenue and Operating expenses in our condensed consolidated statements of operations.

See "Results of Operations" in this MD&A for a discussion of the changes in our revenue and expenses for the three months ended March 31, 2024 compared to the three months ended March 31, 2023.

Restructuring and Cost Reduction Initiatives

In February 2023, our Board of Directors approved a strategic restructuring program (the "2023 Restructuring Plan") to streamline our operations in order to support our investment in critical growth areas. The 2023 Restructuring Plan includes, among other things, charges related to a workforce reduction. Any potential positions eliminated in countries outside the United States are subject to local law and consultation requirements. We recorded restructuring and related expense of $1.6 million and $5.7 million in the three months ended March 31, 2024 and 2023, respectively, in connection with the 2023 Restructuring Plan for severance related costs. We anticipate that we will record nominal future expense for severance in connection with the 2023 Restructuring Plan.

In February 2022, our Board of Directors approved a strategic restructuring program (the "2022 Restructuring Plan") to streamline our operations in order to support our investment in critical growth areas. The 2022 Restructuring Plan includes, among other things, charges related to a consolidation of facilities and a workforce reduction. Any positions eliminated in countries outside the United States are subject to local law and consultation requirements. In connection with the 2022 Restructuring Plan, we recorded restructuring and related expense of $1.4 million and $1.2 million in the three months ended March 31, 2024 and 2023, respectively. The amount for the three months ended March 31, 2024 was related to variable and other facilities-related costs. The amount for the three months ended March 31, 2023 was comprised of $1.0 million for variable and other facilities-related costs and $0.2 million for accelerated amortization of lease assets no longer being used with no ability or intent to sublease. We anticipate that we will record approximately $4 million of expense in the remainder of 2024 related to the 2022 Restructuring Plan.

For facilities that are part of a restructuring plan, for which we have no intent or ability to enter into a sublease, we recognize accelerated rent amortization over the period from the date that we commence the plan to fully or partially vacate a facility through the final vacate date. We did not record accelerated rent amortization in the three months ended March 31, 2024. We recorded $0.2 million of accelerated rent amortization in the three months ended March 31, 2023. We continue to evaluate our properties included in our restructuring plans for accelerated amortization and/or right-of-use asset impairment. We may incur additional future expense if we are unable to sublease other locations included in these initiatives.

Critical Accounting Policies and Estimates

This MD&A is based upon our condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP"). The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. We base our estimates and judgments on historical experience, knowledge of current conditions and beliefs of what could occur in the future given available information. We consider the following accounting policies to be both those most important to the portrayal of our financial condition and those that require the most subjective judgment. The significant accounting policies that we believe are the most critical include revenue recognition, the valuation of inventory, warranty accruals, loss contingencies and reserves, stock-based compensation, the Preferred Stock and Warrants, business combinations, goodwill and intangible assets, accounting for leases, and accounting for income taxes. If actual results differ significantly from management's estimates and projections, there could be a material effect on our condensed consolidated financial statements. There were no significant changes to our critical accounting policies from January 1, 2024 through March 31, 2024. For a further discussion of our critical accounting policies and estimates, please refer to our Annual Report on Form 10-K for the year ended December 31, 2023.

Results of Operations

Three months ended March 31, 2024 and 2023

Revenue. Revenue for the three months ended March 31, 2024 and 2023 was as follows (in thousands, except percentages):

	Three months ended		Decrease from prior year
	March 31, 2024	March 31, 2023	$	%
Product	$87,610	$93,318	$(5,708)	(6.1)%
Service	92,054	92,841	(787)	(0.8)%
Total revenue	$179,664	$186,159	$(6,495)	(3.5)%

Segment revenue for the three months ended March 31, 2024 and 2023 was as follows (in thousands):

	Three months ended March 31, 2024			Three months ended March 31, 2023
	Cloud and Edge	IP Optical Networks	Total	Cloud and Edge	IP Optical Networks	Total
Product	$31,513	$56,097	$87,610	$42,839	$50,479	$93,318
Service	70,156	21,898	92,054	71,641	21,200	92,841
Total revenue	$101,669	$77,995	$179,664	$114,480	$71,679	$186,159

The decrease in our product revenue in the three months ended March 31, 2024 compared to the three months ended March 31, 2023 was the result of $11 million of lower sales of our Cloud and Edge products, partially offset by $5 million of higher sales of our IP Optical Networks products. The decrease in revenue from the sale of Cloud and Edge products was primarily attributable to lower sales to U.S. Service Providers, partially offset by increased sales to Enterprise customers, including U.S. Federal agencies to support voice network modernization. The increase in revenue from the sale of IP Optical Networks products was primarily attributable to higher sales in Israel and Eastern Europe following the introduction of new products and capabilities, including support for Long Haul Optical Transport, 5G Cell Site Routers, and a new series of IP Routers.

Revenue from sales to enterprise customers was 43% and 29% of our product revenue in the three months ended March 31, 2024 and 2023, respectively. These sales were made through both our direct sales team and indirect sales channel partners. The increase in enterprise sales reflects stronger sales of our products to customers in the government sector.

Revenue from indirect sales through our channel partner program was 52% and 38% of our product revenue in the three months ended March 31, 2024 and 2023, respectively. The increase in channel sales reflects stronger IP Optical Networks deployments through systems integrators as well as sell-thru our Service Provider channel partners in Eastern Europe.

The timing of the completion of customer projects and revenue recognition criteria satisfaction may cause our product revenue to fluctuate from one period to the next.

Service revenue is primarily comprised of hardware and software maintenance and support (“maintenance revenue”) and network design, installation and other professional services (“professional services revenue”).

Service revenue for the three months ended March 31, 2024 and 2023 was comprised of the following (in thousands, except percentages):

	Three months ended		Increase/(Decrease) from prior year
	March 31, 2024	March 31, 2023	$	%
Maintenance	$68,381	$70,588	$(2,207)	(3.1)%
Professional services	23,673	22,253	1,420	6.4%
	$92,054	$92,841	$(787)	(0.8)%

Segment service revenue for the three months ended March 31, 2024 and 2023 was comprised of the following (in thousands):

	Three months ended March 31, 2024			Three months ended March 31, 2023
	Cloud and Edge	IP Optical Networks	Total	Cloud and Edge	IP Optical Networks	Total
Maintenance	$53,196	$15,185	$68,381	$54,810	$15,778	$70,588
Professional services	16,960	6,713	23,673	16,831	5,422	22,253
Total service revenue	$70,156	$21,898	$92,054	$71,641	$21,200	$92,841

Maintenance revenue was 3.1% lower in the three months ended March 31, 2024 compared to the three months ended March 31, 2023 primarily due to modestly lower renewal rates with several Cloud & Edge customers and the timing of renewals in the IP Optical Networks segment.

Professional services revenue was higher in the three months ended March 31, 2024 compared to the same period in 2023 by 6.4% primarily due to growing sales of IP Optical Networks services in the EMEA region.

The following customer contributed 10% or more of our revenue in the three months ended March 31, 2024 and 2023:

	Three months ended
Customer	March 31, 2024	March 31, 2023
Verizon Communications Inc.	*	11%
* Less than 10% of total revenue.

Revenue from customers domiciled outside the United States was 60% and 56% in the three months ended March 31, 2024 and 2023, respectively. Due to the timing of project completions, we expect that the domestic and international components as a percentage of revenue may fluctuate from quarter to quarter and year to year.

Our deferred product revenue was $11 million and $17 million at March 31, 2024 and December 31, 2023, respectively. Our deferred service revenue was $114 million and $116 million at March 31, 2024 and December 31, 2023, respectively. Our deferred revenue balance may fluctuate as a result of the timing of revenue recognition, customer payments, maintenance contract renewals, contractual billing rights and maintenance revenue deferrals included in multiple element arrangements.

We expect that our total revenue in 2024 will increase compared to our 2023 revenue as our IP Optical sales continue to grow. From a regional perspective, we anticipate continued IP Optical revenue growth in 2024 from North America, Europe, the Middle East and Africa, and Central and Latin America. In the Cloud & Edge segment, we anticipate growth in Enterprise, including U.S. Federal agencies, offsetting lower spending from U.S. Service Providers in the first half of 2024.

Cost of Revenue/Gross Margin. Our cost of revenue consists primarily of amounts paid to third-party manufacturers for purchased materials and services, royalties, amortization of acquired technology, inventory valuation adjustments, warranty costs, and manufacturing and services personnel and related costs. Our cost of revenue, gross profit and gross margin for the three months ended March 31, 2024 and 2023 were as follows (in thousands, except percentages):

	Three months ended		Increase (decrease) from prior year
	March 31, 2024	March 31, 2023	$	%
Cost of revenue:
Product	$45,794	$62,063	(16,269)	(26.2)%
Service	35,364	35,305	59	0.2%
Amortization of acquired technology	6,551	7,389	(838)	(11.3)%
Total cost of revenue	$87,709	$104,757	(17,048)	(16.3)%

Gross profit	$91,955	$81,402	$10,553	13.0%

Gross margin	51.2%	43.7%

Our segment cost of revenue, gross profit and gross margin for the three months ended March 31, 2024 and 2023 were as follows (in thousands, except percentages):

	Three months ended March 31, 2024			Three months ended March 31, 2023
	Cloud and Edge	IP Optical Networks	Total	Cloud and Edge	IP Optical Networks	Total
Product	$11,408	$34,386	$45,794	$20,920	$41,143	$62,063
Service	23,604	11,760	35,364	23,954	11,351	35,305
Amortization of acquired technology	2,227	4,324	6,551	3,529	3,860	7,389
Total cost of revenue	$37,239	$50,470	$87,709	$48,403	$56,354	$104,757

Gross profit	$64,430	$27,525	$91,955	$66,077	$15,325	$81,402

Gross margin	63.4%	35.3%	51.2%	57.7%	21.4%	43.7%

Our gross margin was higher with an 8% increase overall in the three months ended March 31, 2024 compared to the three months ended March 31, 2023, with higher margins in both of our segments. Our IP Optical Networks segment's gross margin increased by 14% primarily attributable to higher sales volume, favorable customer and product mix, lower product costs, and improved absorption of fixed costs from higher sales. Our Cloud and Edge segment's gross margin increased by 6% primarily due to favorable product mix and lower amortization of acquired technology costs.

We believe that our IP Optical Networks segment gross margin will approximately maintain current levels for the remainder of 2024. Our overall corporate gross margin may decrease in 2024 compared to 2023 as a result of higher expected sales from IP Optical Networks, which has lower margins due to the higher hardware content in its products and higher production costs.

Research and Development. R&D expenses consist primarily of salaries and related personnel expenses and prototype costs for the design, development, testing, and enhancement of our products. R&D expenses for the three months ended March 31, 2024 and 2023 were as follows (in thousands, except percentages):

			Decrease from prior year
	March 31, 2024	March 31, 2023	$	%
Three months ended	$45,763	$51,304	$(5,541)	(10.8)%

The decrease in our R&D expenses in the three months ended March 31, 2024 compared to the three months ended March 31, 2023 was primarily attributable to lower expenses in our IP Optical Networks segment. The reduced expenses are a combination of lower employee headcount and outside subcontractors resulting from the cost savings implemented in the 2023 Restructuring Plan.

Our IP Optical Networks R&D investment is focused on significantly expanding our portfolio of IP Routing solutions, adding additional features and capabilities to our Optical Transport portfolio, and supporting features in our next generation SDN management and orchestration platform.

Some aspects of our R&D efforts require significant short-term expenditures, the timing of which may cause variability in our expenses. We believe that rapid technological innovation is critical to our long-term success, and we are tailoring our investments to meet the requirements of our customers and market. We believe that our R&D expenses will remain consistent for the rest of 2024 and will be lower than 2023 overall, with reduced investment in both segments in areas such as sustaining engineering, as well as a full year benefit from the cost savings implemented in the 2023 Restructuring Plan.

Sales and Marketing Expenses. Sales and marketing expenses consist primarily of salaries and related personnel costs, commissions, travel and entertainment expenses, promotions, customer trial and evaluations inventory and other marketing and sales support expenses. Sales and marketing expenses for the three months ended March 31, 2024 and 2023 were as follows (in thousands, except percentages):

			Decrease from prior year
	March 31, 2024	March 31, 2023	$	%
Three months ended	$34,716	$35,399	$(683)	(1.9)%

The decrease in sales and marketing expenses in 2024 as compared to 2023 is primarily a result of a global sales organization realignment that reduced management layers, as well as reduced investment in under-performing regions. In the three months ended March 31, 2024 compared to the three months ended March 31, 2023, we achieved an equal reduction of expenses in both of our operating segments.

We believe that our sales and marketing expenses in 2024 will be similar to 2023 as we continue to benefit from the realigned global sales structure.

General and Administrative Expenses. General and administrative expenses consist primarily of salaries and related personnel costs for executive and administrative personnel, and audit, legal and other professional fees. General and administrative expenses for the three months ended March 31, 2024 and 2023 were as follows (in thousands, except percentages):

			Increase from prior year
	March 31, 2024	March 31, 2023	$	%
Three months ended	$15,191	$14,045	$1,146	8.2%

The increase in general and administrative expenses in the three months ended March 31, 2024 compared to the three months ended March 31, 2023 was primarily attributable to higher stock-based and other incentive compensation.

We believe that our general and administrative expenses in 2024 will increase slightly compared to our 2023 levels, primarily due to higher employee costs and as a result of inflation.

Amortization of Acquired Intangible Assets included in Operating expenses. Amortization of acquired intangible assets included in Operating expenses ("Opex Amortization") for the three months ended March 31, 2024 and 2023 was as follows (in thousands, except percentages):

			Decrease from prior year
	March 31, 2024	March 31, 2023	$	%
Three months ended	$6,706	$7,264	$(558)	(7.7)%

Opex Amortization was lower for the three months ended March 31, 2024 compared to the three months ended March 31, 2023. We record our amortization in relation to expected future cash flows rather than on a straight-line basis. Accordingly, such expense may vary from one period to the next.

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

We recorded no such expenses in the three months ended March 31, 2024 compared to $1.6 million of such expenses recorded in the three months ended March 31, 2023. These costs were related to integration following the Company's acquisition of ECI and included license fees for systems in the process of being retired.

Restructuring and Related. We have been committed to streamlining our operations and reducing operating costs by closing and consolidating certain facilities and reducing our worldwide workforce. Please see the additional discussion of our restructuring initiatives in the "Restructuring and Cost Reduction Initiatives" section of the Overview of this MD&A.

We recorded restructuring and related expense of $3.1 million and $6.9 million in the three months ended March 31, 2024 and 2023, respectively. Although we have eliminated positions as part of our restructuring initiatives, we continue to hire in certain areas that we believe are important to our future growth.

Interest Expense, Net. Interest expense and interest income for the three months ended March 31, 2024 and 2023 were as follows (in thousands, except percentages):

	Three months ended		Increase (decrease) from prior year
	March 31, 2024	March 31, 2023	$	%
Interest income	$106	$59	$47	79.7%
Interest expense	(6,093)	(6,481)	$(388)	(6.0)%
Interest expense, net	$(5,987)	$(6,422)	$(435)	(6.8)%

Our Interest income was nominal in 2024 and 2023. Interest expense in the three months ended March 31, 2024 and 2023 was primarily comprised of interest and amortization of debt issuance costs related to the 2020 Credit Facility (as defined below). Our interest expense for the three months ended March 31, 2023 benefited from our interest rate swap, which was sold in March 2023. See Note 10 to our condensed consolidated financial statements for a discussion of the sale of our interest rate swap.

Other (Expense) Income, Net. We recorded other expense, net of $7.5 million and other income, net of $4.8 million in the three months ended March 31, 2024 and 2023, respectively. Other expense in the three months ended March 31, 2024 was primarily comprised of the $3.5 million fair value adjustment of our Preferred Stock and Warrants, including dividends on the Preferred Stock, and foreign currency exchange losses of $1.1 million. Other income in the three months ended March 31, 2023 was primarily attributable to the gain of $7.3 million recognized from Accumulated other comprehensive income in connection with the sale of our interest rate swap, partially offset by $3.5 million of costs incurred in the Private Placement.

Income Taxes. We recorded income tax provisions of $3.4 million and $1.5 million in the three months ended March 31, 2024 and 2023, respectively. These amounts reflect our estimates of the effective rates expected to be applicable for the respective full fiscal years, adjusted for any discrete events, which are recorded in the period that they occur. These estimates are reevaluated each quarter based on our estimated tax rate for the full year. The estimated effective tax rate includes the impact of valuation allowances in various jurisdictions. We intend to continue to maintain a valuation allowance on our deferred tax assets until there is sufficient evidence to support the reversal of all or some portion of the respective allowances.

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

Liquidity and Capital Resources

Our condensed consolidated statements of cash flows are summarized as follows (in thousands):

	Three months ended
	March 31, 2024	March 31, 2023	Change
Net loss	$(30,361)	$(38,305)	$7,944
Adjustments to reconcile net loss to cash flows provided by operating activities	22,156	9,542	12,614
Changes in operating assets and liabilities	21,305	39,896	(18,591)
Net cash provided by operating activities	$13,100	$11,133	$1,967
Net cash used in investing activities	$(2,663)	$(2,413)	$(250)
Net cash used in financing activities	$(5,843)	$(30,119)	$24,276

We had cash and cash equivalents aggregating $31 million and $27 million at March 31, 2024 and December 31, 2023, respectively. We had cash held by our non-U.S. subsidiaries aggregating $18 million and $16 million at March 31, 2024 and December 31, 2023, respectively. If we elect to repatriate all of the funds held by our non-U.S. subsidiaries as of March 31, 2024, we do not believe that the amounts of potential withholding taxes that would arise from the repatriation would have a material effect on our liquidity.

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

On March 24, 2023, we entered into the Sixth Amendment to the 2020 Credit Facility (the “Sixth Amendment”) effective March 30, 2023. The Sixth Amendment, among other things, increased the Maximum Consolidated Net Leverage Ratio (as defined in the 2020 Credit Facility), with the first, second and third quarters of 2023 increasing to 4.50:1.00. In the fourth quarter of 2023 and the first quarter of 2024, the Maximum Consolidated Net Leverage Ratio declines to 4.25:1.00 and 4.00:1.00, respectively. In all subsequent quarters, the Maximum Consolidated Senior Net Leverage Ratio will be fixed at 3.00:1.00 and the Maximum Consolidated Net Leverage Ratio will be fixed at 4.00:1.00. Also, the Sixth Amendment reduced the minimum Consolidated Fixed Charge Coverage Ratio (as defined in the 2020 Credit Facility) to 1.10:1.00 through the first quarter of 2024 and in all subsequent quarters the ratio will be fixed at 1.25:1.00. The Sixth Amendment reduced the maximum borrowings allowed under the 2020 Revolving Credit Facility from $100 million to $75 million and the sublimit available for letters of credit was reduced from $30 million to $20 million. In addition, the Sixth Amendment replaced LIBOR with the Secured Overnight Financing Rate ("SOFR") as the alternative rate that may be used by the Company for calculating interest owed under the 2020 Credit Facility with the margin now fixed at 4.5%. In conjunction with the Sixth Amendment, we made a $75 million prepayment that was applied to the final payment due upon maturity in March 2025 of approximately $200.4 million. The $75 million prepayment was almost entirely funded with the net proceeds from the Private Placement and the sales of our interest rate swap. Debt issuance costs associated with the Sixth Amendment totaled $1.7 million and are being amortized on a straight-line basis over the remaining life of the 2020 Credit Facility to Interest expense, net.

The 2020 Credit Facility, as amended, allows us to incur junior secured or unsecured debt in an amount no less than $50 million, subject to certain conditions, including the requirement that 50% of the aggregate amount of such incurred debt (net of certain costs, fees and other amounts) must be applied to prepay the 2020 Credit Facility and compliance with certain leverage ratio-based covenant exceptions. Quarterly principal payments are required on the 2020 Term Loan aggregating approximately $5.0 million per quarter through March 31, 2024 and $10.0 million in each of the three quarters thereafter, with the remaining and final payment due on the maturity date in March 2025.

At March 31, 2024, we had an outstanding balance under the 2020 Term Loan of $230.4 million at an average interest rate of 9.9%, and $3 million of letters of credit outstanding with an interest rate of 4.5%. The Company's interest rates under our 2020 Term Loan for the three months ended March 31, 2023 benefited from a hedge instrument that was in place, specifically a fixed rate swap, which was sold in March 2023 (see Note 10). We were in compliance with all covenants of the 2020 Credit Facility at both March 31, 2024 and December 31, 2023, including the current Consolidated Net Leverage Ratio calculation that considers our debt to include Preferred Stock.

We use letters of credit, performance and bid bonds in the course of our business. At March 31, 2024, we had $9.7 million letters of credit, bank guarantees, and performance and bid bonds outstanding (collectively, "Guarantees"), comprised of the $2.7 million of letters of credit under the 2020 Credit Facility described above (the "Letters of Credit") and $7.0 million of bank guarantees and performance and bid bonds (collectively, the "Other Guarantees") under various uncommitted facilities. At December 31, 2023, we had $7.9 million of Guarantees, comprised of $2.7 million of Letters of Credit and $5.2 million of Other Guarantees.

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

As a result of exposure to interest rate movements, during March 2020, we entered into an interest rate swap arrangement, which effectively converted our $400 million term loan with its variable interest rate based upon one-month LIBOR to an aggregate fixed rate of 0.904%, plus a leverage-based margin as defined in the 2020 Credit Facility. On July 22, 2022, we sold $30 million of the notional amount of our interest rate swap back to our counterparty for $1.5 million, reducing the notional amount of this swap to $370 million. On August 16, 2022, we sold another $30 million of the notional amount of our interest rate swap back to our counterparty for $1.6 million, reducing the notional amount to $340 million, which approximated the term loan debt then outstanding. The gain in accumulated other comprehensive (loss) income related to the $60 million notional amount sold of $3.1 million is being released into earnings on a straight line basis over the remaining term of the 2020 Credit Facility as a decrease to interest expense, the amortization of which totaled $0.2 million and $0.3 million for the three months ended March 31, 2024 and 2023, respectively. On March 24, 2023, the Company received $9.4 million, consisting of $0.4 million of interest and $9.0 million for the sale of $170 million of its $340 million notional amount interest rate swap back to its counterparty, reducing the notional amount to $170 million. On March 27, 2023, the Company received $9.8 million, consisting of $0.4 million of interest and $9.4 million for the sale of the remaining $170 million of its interest rate swap back to its counterparty. The portion of the gain in accumulated other comprehensive (loss) income related to the term loan debt prepaid on the date of the final sale of our swap totaled $7.3 million and was released into earnings immediately as Other expense, net. The portion of the gain in accumulated other comprehensive (loss) income related to our remaining term loan debt balance totaled $12.0 million and is being released into earnings on a straight line basis over the remaining term of the 2020 Credit Facility as a decrease to interest expense beginning in the second quarter of 2023, the amortization of which was $1.6 million for the three months ended March 31, 2024.

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

The effective portion of changes in the fair value of designated derivatives that qualify as cash flow hedges is recorded in Accumulated other comprehensive income in the condensed consolidated balance sheet and is subsequently reclassified into earnings in the period that the hedged forecasted transactions affect earnings. During the three months ended March 31, 2023, such a derivative was used to hedge the variable cash flows associated with the outstanding borrowings under the 2020 Credit Facility and the Company accounted for this derivative as an effective hedge until the final portion of the swap was sold on March 27, 2023. Any ineffective portion of the change in the fair value of the derivative would be recognized directly in earnings. However, we recorded no hedge ineffectiveness over the life of our swap. During the three months ended March 31, 2023, we recorded $7.3 million of Other expense, net due to the sale of our swap.

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

Our operating activities provided cash of $13.1 million in the three months ended March 31, 2024, primarily resulting from lower accounts receivable and other operating assets, and certain non-cash expenses such as amortization of intangible assets and stock-based compensation. These amounts were partially offset by our net loss and lower accounts payable, accrued expenses and other long-term liabilities, lower deferred revenue, higher inventory and certain non-cash items such as deferred income taxes. Higher product revenue in our IP Optical Networks segment and lower operating expenses company-wide due to our various cost saving initiatives, including lower employee and facilities expenses, continue to positively affect our operating cash flow.

Cash provided by operating activities in the three months ended March 31, 2023 was $11.1 million, primarily resulting from lower accounts receivable and other operating assets, higher accrued expenses and other long-term liabilities, higher deferred revenue, and certain non-cash expenses such as amortization of intangible assets and stock-based compensation. These amounts were partially offset by our net loss and lower accounts payable, higher inventory and certain non-cash items such as deferred income taxes and the gain on sale of our interest rate swap.

Cash Flows from Investing Activities

Our investing activities used $2.7 million and $2.4 million of cash in the three months ended March 31, 2024 and 2023, respectively, to purchase property and equipment and software licenses.

Cash Flows from Financing Activities

Our financing activities used $5.8 million of cash in the three months ended March 31, 2024, primarily due to $5.0 million of principal payments on our term debt and $0.8 million for the payment of tax withholding related to the net share settlements of restricted stock awards upon vesting. In addition, we had $15.0 million of borrowings and $15.0 million of principal payments under our 2020 Revolving Credit Facility.

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

The rate at which we consume cash is dependent on the cash needs of our future operations, including our contractual obligations at March 31, 2024, primarily comprised of our debt principal and interest obligations as described above, and our operating lease and purchase obligations. Our operating lease obligations totaled $61.2 million at March 31, 2024, with payments aggregating $13.9 million in the remainder of 2024, $10.8 million in 2025, $9.0 million in 2026 and $27.5 million thereafter. Estimated payments for purchase obligations for the full year 2024 aggregate approximately $101 million. We anticipate devoting substantial capital resources to continue our R&D efforts, to maintain our sales, support and marketing, and for other general corporate activities. We believe that our financial resources, along with managing discretionary expenses, will allow us to manage the ongoing impact of inflation on our business operations. Looking ahead, we have developed contingency plans to reduce costs further if the situation deteriorates.

However, we do not have sufficient cash on hand or available liquidity to repay the $200.4 million due on March 3, 2025, the maturity date of our 2020 Credit Facility. In response to these conditions, management's plans include refinancing the 2020 Credit Facility. We have entered into a binding commitment letter (the "Commitment Letter") to refinance the 2020 Credit Facility. See Note 20 - Subsequent Event to our condensed consolidated financial statements. The refinance contemplated by the Commitment Letter is expected to close no later than June 30, 2024. However, because the credit facility contemplated by the Commitment Letter has not yet been finalized, it cannot be deemed to be within our control. As a result, such plans cannot be deemed probable and do not alleviate the substantial doubt raised about our ability to continue as a going concern.

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

Item 3.    Quantitative and Qualitative Disclosures About Market Risk

We are exposed to market risk related to changes in interest rates and foreign currency exchange rates. There have been no material changes in market risk from the information provided in Item 7A. Quantitative and Qualitative Disclosures About Market Risk of our Annual Report on Form 10-K, for the year ended December 31, 2023.

Item 4.    Controls and Procedures

Disclosure Controls and Procedures

Evaluation of Disclosure Controls and Procedures. Our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")) as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of March 31, 2024.

Changes in Internal Control over Financial Reporting. There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter ended March 31, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

The outcome of litigation is inherently uncertain. If one or more legal matters were resolved against the Company in a reporting period for amounts above management's expectations, our financial condition and operating results for that reporting period could be materially adversely affected. We settled certain matters during the three months ended March 31, 2024 that did not individually or in the aggregate have a material impact on our financial condition or results of operations.

Item 1A. Risk Factors

Our business faces significant risks and uncertainties, which may have a material adverse effect on our business prospects, financial condition and results of operations, and you should carefully consider them. There have been no material changes in the three months ended March 31, 2024 to the risk factors described in Part I, Item 1A. of our Annual Report on Form 10-K for the year ended December 31, 2023.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(c) Issuer Purchases of Equity Securities

The following table provides information with respect to the shares of common stock repurchased by us for the periods indicated:

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet be Purchased Under the Plans or Programs
January 1, 2024 to January 31, 2024	194,201	$2.84	—	$—
February 1, 2024 to February 29, 2024	2,735	$3.24	—	$—
March 1, 2024 to March 31, 2024	100,397	$2.83	—	$—
Total	297,333	$2.84	—	$—

(1) Upon vesting of restricted stock awards, certain of our employees surrender to us a portion of the newly vested shares of common stock to satisfy the tax withholding obligations that arise in connection with such vesting. During the first quarter of 2024, 297,333 shares of restricted stock were returned to us by employees to satisfy tax withholding obligations arising in connection with vesting of restricted stock.

Item 5. Other Information

During the three months ended March 31, 2024, none of the Company's directors or officers (as defined in Rule 16a-1(f) of the Securities Exchange Act of 1934) adopted, terminated or modified a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408 of Regulation S-K of the Securities Act of 1933). During the three months ended March 31, 2024, the Company did not adopt, terminate or modify a Rule 10b5-1 trading arrangement.

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

Date: May 15, 2024	RIBBON COMMUNICATIONS INC.

By:	/s/ Miguel A Lopez
Miguel A. Lopez Executive Vice President and Chief Financial Officer (Principal Financial Officer)