Form 10-Q
period 2024-06-30
Ribbon Communications Inc.
filed 2024-07-29
CIK 1708055

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2024
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act) ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒
As of July 22, 2024, there were 174,526,596 shares of the registrant's common stock, $0.0001 par value per share, outstanding.

RIBBON COMMUNICATIONS INC.
FORM 10-Q
QUARTERLY PERIOD ENDED JUNE 30, 2024

Cautionary Note Regarding Forward-Looking Statements

This report contains "forward-looking statements" within the meaning of the U.S. Private Securities Litigation Reform Act of 1995, which are subject to a number of risks and uncertainties. All statements other than statements of historical facts contained in this report, including statements regarding expected impacts from the war in Ukraine and the financial sanctions and trade restrictions imposed in connection therewith, our future expenses and restructuring activities, results of operations and financial position, capital structure, impacts from the war in Israel, beliefs about our business strategy, availability of components for the manufacturing of our products, ongoing litigation, plans and objectives of management for future operations and manufacturing are forward-looking statements. Without limiting the foregoing, the words "anticipates", "believes", "could", "estimates", "expects", "intends", "may", "plans", "seeks" and other similar language, whether in the negative or affirmative, are intended to identify forward-looking statements, although not all forward-looking statements contain these identifying words. Forward-looking statements are based on our current expectations and assumptions regarding our business, the economy and other future conditions. Because forward-looking statements relate to the future, they are subject to inherent uncertainties, risks and changes in circumstances that are unknown and/or difficult to predict and that may cause our actual results, performance or achievements to be materially different from those expressed or implied by the forward-looking statements. Such risks and uncertainties include, but are not limited to, unpredictable fluctuations in quarterly revenue and operating results; the impact of restructuring and cost-containment activities; increases in tariffs, trade restrictions or taxes on our products; supply chain disruptions resulting from component availability and/or geopolitical instabilities and disputes (including those related to the wars in Israel and Ukraine); the closure, on a temporary basis, of our offices or those of our contract manufacturer in Israel as a result of the war and the impact of military call-ups of our employees in Israel; material litigation; the impact of fluctuations in interest rates; material cybersecurity and data intrusion incidents, including any security breaches resulting in the theft, transfer, or unauthorized disclosure of customer, employee, or company information; our ability to comply with applicable domestic and foreign information security and privacy laws, regulations and technology platform rules or other obligations related to data privacy and security; failure to compete successfully against telecommunications equipment and networking companies; failure to grow our customer base or generate recurring business from our existing customers; credit risks; the timing of customer purchasing decisions and our recognition of revenues; macroeconomic conditions, including inflation; our ability to adapt to rapid technological and market changes; our ability to generate positive returns on our research and development; our ability to protect our intellectual property rights and obtain necessary licenses; our ability to maintain partner, reseller, distribution and vendor support and supply relationships; the potential for defects in our products; risks related to the terms of our credit agreement; higher risks in international operations and markets; currency fluctuations; unanticipated adverse changes in legal, regulatory or tax laws; future accounting pronouncements or changes in our accounting policies; and/or failure or circumvention of our controls and procedures. We therefore caution you against relying on any of these forward-looking statements.

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

PART I FINANCIAL INFORMATION

Item 1. Financial Statements
RIBBON COMMUNICATIONS INC.
Condensed Consolidated Balance Sheets
(in thousands, except share and per share data)
(unaudited)

	June 30, 2024	December 31, 2023
Assets
Current assets:
Cash and cash equivalents	$64,558	$26,494
Restricted cash	2,850	136
Accounts receivable, net	210,954	268,421
Inventory	79,216	77,521
Other current assets	46,576	46,146
Total current assets	404,154	418,718
Property and equipment, net	40,824	41,820
Intangible assets, net	212,052	238,087
Goodwill	300,892	300,892
Deferred income taxes	78,067	69,761
Operating lease right-of-use assets	33,901	39,783
Other assets	35,562	35,092
	$1,105,452	$1,144,153
Liabilities and Stockholders' Equity
Current liabilities:
Current portion of term debt	$3,500	$35,102
Accounts payable	64,333	85,164
Accrued expenses and other	92,847	91,687
Operating lease liabilities	12,347	15,739
Deferred revenue	99,547	113,381
Total current liabilities	272,574	341,073
Long-term debt, net of current	333,979	197,482
Warrant liability	6,170	5,295
Preferred stock liability, $0.01 par value per share; 10,000,000 shares authorized, none issued and outstanding at June 30, 2024; 55,000 shares issued and outstanding at December 31, 2023 ($56,650 liquidation preference)	—	53,337
Operating lease liabilities, net of current	34,858	38,711
Deferred revenue, net of current	16,632	19,218
Deferred income taxes	5,616	5,616
Other long-term liabilities	30,601	30,658
Total liabilities	700,430	691,390
Commitments and contingencies (Note 19)
Stockholders' equity:
Common stock, $0.0001 par value per share; 240,000,000 shares authorized; 174,437,242 shares issued and outstanding at June 30, 2024; 172,083,667 shares issued and outstanding at December 31, 2023	17	17
Additional paid-in capital	1,964,304	1,958,909
Accumulated deficit	(1,567,127)	(1,519,950)
Accumulated other comprehensive income	7,828	13,787
Total stockholders' equity	405,022	452,763
	$1,105,452	$1,144,153

See notes to the unaudited condensed consolidated financial statements.

RIBBON COMMUNICATIONS INC.
Condensed Consolidated Statements of Operations
(in thousands, except per share data)
(unaudited)

	Three months ended		Six months ended
	June 30, 2024	June 30, 2023	June 30, 2024	June 30, 2023
Revenue:
Product	$99,133	$117,347	$186,743	$210,665
Service	93,487	93,271	185,541	186,112
Total revenue	192,620	210,618	372,284	396,777
Cost of revenue:
Product	54,845	67,927	100,639	129,990
Service	33,376	33,782	68,740	69,087
Amortization of acquired technology	6,532	7,439	13,083	14,828
Total cost of revenue	94,753	109,148	182,462	213,905
Gross profit	97,867	101,470	189,822	182,872
Operating expenses:
Research and development	43,489	47,776	89,252	99,080
Sales and marketing	32,984	33,905	67,700	69,304
General and administrative	14,901	14,346	30,092	28,391
Amortization of acquired intangible assets	6,508	7,260	13,214	14,524
Acquisition-, disposal- and integration-related	—	498	—	2,140
Restructuring and related	1,920	4,307	4,985	11,244
Total operating expenses	99,802	108,092	205,243	224,683
Loss from operations	(1,935)	(6,622)	(15,421)	(41,811)
Interest expense, net	(3,879)	(6,766)	(9,866)	(13,188)
Other (expense) income, net	(9,503)	(2,688)	(17,016)	2,084
Loss before income taxes	(15,317)	(16,076)	(42,303)	(52,915)
Income tax provision	(1,499)	(5,403)	(4,874)	(6,869)
Net loss	$(16,816)	$(21,479)	$(47,177)	$(59,784)
Loss per share:
Basic	$(0.10)	$(0.13)	$(0.27)	$(0.35)
Diluted	$(0.10)	$(0.13)	$(0.27)	$(0.35)
Weighted average shares used to compute loss per share:
Basic	173,793	170,103	173,110	169,326
Diluted	173,793	170,103	173,110	169,326

See notes to the unaudited condensed consolidated financial statements.

RIBBON COMMUNICATIONS INC.
Condensed Consolidated Statements of Comprehensive Loss
(in thousands)
(unaudited)

	Three months ended		Six months ended
	June 30, 2024	June 30, 2023	June 30, 2024	June 30, 2023
Net loss	$(16,816)	$(21,479)	$(47,177)	$(59,784)
Other comprehensive income (loss), net of tax:
Unrealized loss on interest rate swap, net of reclassifications and amortization into earnings	(4,698)	(1,322)	(6,019)	(7,222)
Reclassification of gain to other income (expense), net upon sale of interest rate swap	—	—	—	(5,099)
Foreign currency translation adjustments	176	(434)	60	(585)
Other comprehensive loss, net of tax	(4,522)	(1,756)	(5,959)	(12,906)
Comprehensive loss, net of tax	$(21,338)	$(23,235)	$(53,136)	$(72,690)

See notes to the unaudited condensed consolidated financial statements.

RIBBON COMMUNICATIONS INC.
Condensed Consolidated Statements of Stockholders' Equity
(in thousands, except shares)
(unaudited)

Three months ended June 30, 2024
					Accumulated
			Additional		other	Total
	Common stock		paid-in	Accumulated	comprehensive	stockholders'
	Shares	Amount	capital	deficit	(loss) income	equity
Balances, April 1, 2024	172,714,429	$17	$1,962,602	$(1,550,311)	$12,350	$424,658
Vesting of restricted stock awards and units	2,138,848					—
Vesting of performance-based stock units	257,390					—
Shares of restricted stock returned to the Company under net share settlements to satisfy tax withholding obligations	(673,425)		(1,792)			(1,792)
Stock-based compensation expense			3,494			3,494
Other comprehensive loss					(4,522)	(4,522)
Net loss				(16,816)		(16,816)
Balances, June 30, 2024	174,437,242	$17	$1,964,304	$(1,567,127)	$7,828	$405,022

Six months ended June 30, 2024
					Accumulated
			Additional		other	Total
	Common stock		paid-in	Accumulated	comprehensive	stockholders'
	Shares	Amount	capital	deficit	(loss) income	equity
Balances, January 1, 2024	172,083,667	$17	$1,958,909	$(1,519,950)	$13,787	$452,763
Exercise of stock options	8,624		17			17
Vesting of restricted stock awards and units	3,027,037					—
Vesting of performance-based stock units	288,672					—
Shares of restricted stock returned to the Company under net share settlements to satisfy tax withholding obligations	(970,758)		(2,638)			(2,638)
Stock-based compensation expense			8,016			8,016
Other comprehensive loss					(5,959)	(5,959)
Net loss				(47,177)		(47,177)
Balances, June 30, 2024	174,437,242	$17	$1,964,304	$(1,567,127)	$7,828	$405,022

See notes to the unaudited condensed consolidated financial statements.

RIBBON COMMUNICATIONS INC.
Condensed Consolidated Statements of Stockholders' Equity
(in thousands, except shares)
(unaudited)

Three months ended June 30, 2023
					Accumulated
			Additional		other	Total
	Common stock		paid-in	Accumulated	comprehensive	stockholders'
	Shares	Amount	capital	deficit	(loss) income	equity
Balances, April 1, 2023	169,229,979	$17	$1,945,525	$(1,492,049)	$19,435	$472,928
Exercise of stock options	344		1			1
Vesting of restricted stock awards and units	2,294,295					—
Shares of restricted stock returned to the Company under net share settlements to satisfy tax withholding obligations	(566,218)		(1,563)			(1,563)
Stock-based compensation expense			6,116			6,116
Other comprehensive loss					(1,756)	(1,756)
Net loss				(21,479)		(21,479)
Balances, June 30, 2023	170,958,400	$17	$1,950,079	$(1,513,528)	$17,679	$454,247

Six months ended June 30, 2023
					Accumulated
			Additional		other	Total
	Common stock		paid-in	Accumulated	comprehensive	stockholders'
	Shares	Amount	capital	deficit	(loss) income	equity
Balances, January 1, 2023	168,324,995	$17	$1,941,569	$(1,453,744)	$30,585	$518,427
Exercise of stock options	917		2			2
Vesting of restricted stock awards and units	3,314,572					—
Vesting of performance-based stock units	381,071					—
Shares of restricted stock returned to the Company under net share settlements to satisfy tax withholding obligations	(1,063,155)		(3,456)			(3,456)
Stock-based compensation expense			11,964			11,964
Other comprehensive loss					(12,906)	(12,906)
Net loss				(59,784)		(59,784)
Balances, June 30, 2023	170,958,400	$17	$1,950,079	$(1,513,528)	$17,679	$454,247

See notes to the unaudited condensed consolidated financial statements.

RIBBON COMMUNICATIONS INC.
Condensed Consolidated Statements of Cash Flows
(in thousands)
(unaudited)

	Six months ended
	June 30, 2024	June 30, 2023
Cash flows from operating activities:
Net loss	$(47,177)	$(59,784)
Adjustments to reconcile net loss to cash flows provided by operating activities:
Depreciation and amortization of property and equipment	6,770	7,059
Amortization of intangible assets	26,297	29,352
Amortization of debt issuance costs and original issue discount	3,445	1,793
Amortization of accumulated other comprehensive gain related to interest rate swap	(8,196)	(2,062)
Stock-based compensation	8,016	11,964
Deferred income taxes	(8,104)	(6,946)
Gain on sale of swap	—	(7,301)
Change in fair value of warrant liability	875	(1,318)
Change in fair value of preferred stock liability	8,091	1,456
Dividends accrued on preferred stock liability	2,743	1,272
Payment of dividends accrued on preferred stock liability	(6,686)	—
Foreign currency exchange losses (gains)	2,023	(1,080)
Changes in operating assets and liabilities:
Accounts receivable	56,146	21,534
Inventory	(4,405)	(2,221)
Other operating assets	8,854	13,486
Accounts payable	(20,541)	(1,740)
Accrued expenses and other long-term liabilities	(8,407)	2,343
Deferred revenue	(16,422)	767
Net cash provided by operating activities	3,322	8,574
Cash flows from investing activities:
Purchases of property and equipment	(5,613)	(4,091)
Purchases of software licenses	(263)	—
Net cash used in investing activities	(5,876)	(4,091)
Cash flows from financing activities:
Borrowings under revolving line of credit	44,106	30,000
Principal payments on revolving line of credit	(44,106)	(30,000)
Proceeds from issuance of term debt	342,300	—
Principal payments of term debt	(235,395)	(85,029)
Payment of debt issuance costs	(3,978)	(1,572)
Proceeds from issuance of preferred stock and warrant liabilities	—	53,350
Payment of preferred stock liability	(56,850)	—
Proceeds from the exercise of stock options	17	2
Payment of tax obligations related to vested stock awards and units	(2,638)	(3,456)
Net cash provided by (used in) financing activities	43,456	(36,705)
Effect of exchange rate changes on cash and cash equivalents	(124)	(394)
Net increase (decrease) in cash and cash equivalents	40,778	(32,616)
Cash, cash equivalents and restricted cash, beginning of year	26,630	67,262
Cash, cash equivalents and restricted cash, end of period	$67,408	$34,646

RIBBON COMMUNICATIONS INC.
Condensed Consolidated Statements of Cash Flows (continued)
(in thousands)
(unaudited)

	Six months ended
	June 30, 2024	June 30, 2023

Supplemental disclosure of cash flow information:
Interest paid	$12,222	$11,617
Income taxes paid	$9,664	$6,945
Income tax refunds received	$991	$430
Supplemental disclosure of non-cash investing activities:
Capital expenditures incurred, but not yet paid	$1,786	$2,150
Inventory transfers to property and equipment	$954	$963
Supplemental disclosure of non-cash financing activities:
Fair value of vested restricted and performance-based stock grants	$9,095	$11,724

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

Significant Accounting Policies

The Company's significant accounting policies are disclosed in Note 2 to the Consolidated Financial Statements included in the Annual Report. There were no material changes to the significant accounting policies during the six months ended June 30, 2024.

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

Restricted Cash

The Company classifies as restricted cash all cash pledged as collateral to secure long-term obligations and all cash otherwise limited in use by contractual provisions. At June 30, 2024 and December 31, 2023, the Company had $2.9 million and $0.1 million of restricted cash, respectively, representing restricted short-term bank deposits pledged to secure certain guarantees and surety bonds as security for the Company's obligations under tenders, and contracts.

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

Factoring of accounts receivable and associated fees for the three and six months ended June 30, 2024 and 2023 were as follows (in thousands):

	Three months ended		Six months ended
	June 30, 2024	June 30, 2023	June 30, 2024	June 30, 2023
Accounts receivable sold	25,970	27,266	46,962	48,327
Less factoring fees	(543)	(815)	(934)	(1,270)
Net cash proceeds	25,427	26,451	46,028	47,057

Going Concern Assessment

The accompanying condensed consolidated financial statements are prepared in accordance with GAAP applicable to a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.

In the Company's condensed consolidated financial statements for the period ended March 31, 2024, substantial doubt was raised about the Company's ability to continue as a going concern due to the lack of sufficient cash on hand or available liquidity to repay its obligations under the 2020 Credit Facility (as defined in Note 9) that was scheduled to mature on March 3, 2025. In response to these conditions, management's plans included refinancing the 2020 Credit Facility and the Company entered into a binding commitment letter for such refinancing on May 15, 2024.

The refinancing contemplated by the binding commitment letter closed on June 21, 2024. See Note 9 for a description of the 2024 Senior Secured Credit Facilities Credit Agreement, the proceeds of which were used to, among other things, repay all amounts outstanding under the 2020 Credit Facility. As a result, there is no longer substantial doubt about the ability of the Company to continue as a going concern.

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

The shares used to compute loss per share were as follows (in thousands):

	Three months ended		Six months ended
	June 30, 2024	June 30, 2023	June 30, 2024	June 30, 2023
Weighted average shares outstanding - basic	173,793	170,103	173,110	169,326
Potential dilutive common shares	—	—	—	—
Weighted average shares outstanding - diluted	173,793	170,103	173,110	169,326

Options to purchase the Company's common stock and unvested restricted and performance-based stock units aggregating 11.9 million and 14.1 million shares were excluded from the computation of diluted loss per share for the three and six months ended June 30, 2024 and 2023, respectively, because their effect would have been antidilutive.

On March 28, 2023, the Company issued 55,000 shares of newly designated Series A Preferred Stock (the "Preferred Stock") to investors in a private placement offering at a price of $970 per share, along with 4.9 million warrants (the

RIBBON COMMUNICATIONS INC.
Notes to Condensed Consolidated Financial Statements (Continued)
(unaudited)
"Warrants") to purchase shares of the Company's common stock, par value $0.0001 per share (the "Private Placement"), at the exercise price of $3.77 per share. The proceeds from the Private Placement were approximately $53.4 million, including approximately $10 million from existing related party stockholders (See Note 11).

On June 25, 2024, the Company redeemed the Preferred Stock with a portion of the proceeds from the refinancing of the 2020 Credit Facility at a rate of 103% for a total of approximately $63.5 million. The Warrants remain outstanding and without modification. See Note 9 for a description of the refinancing of the 2020 Credit Facility.

As of June 30, 2024 and 2023, the potential number of dilutive shares from the Warrants totaled 4.9 million shares. However, there was no impact on weighted average shares outstanding from these Warrants for the three and six months ended June 30, 2024 and 2023 as the average share price of the Company's common stock was below the exercise price of $3.77 per share and their effect would have been antidilutive.

Dividends accrued on the Preferred Stock were not an adjustment to net income (loss) used for the calculation of diluted earnings (loss) per share as these dividends were included in the fair value adjustment of the Preferred Stock which was reflected in Other (expense) income, net until the redemption of the Preferred Stock on June 25, 2024.

(3) INVENTORY

Inventory at June 30, 2024 and December 31, 2023 consisted of the following (in thousands):

	June 30, 2024	December 31, 2023
On-hand final assemblies and finished goods inventories	$97,266	$93,077
Deferred cost of goods sold	2,530	3,269
	99,796	96,346
Less noncurrent portion (included in Other assets)	(20,580)	(18,825)
Current portion	$79,216	$77,521

(4) INTANGIBLE ASSETS AND GOODWILL

The Company's intangible assets at June 30, 2024 and December 31, 2023 consisted of the following (in thousands):

June 30, 2024	Weighted average amortization period (years)	Cost	Accumulated amortization	Net carrying value
Developed technology	7.84	$340,380	$251,232	$89,148
Customer relationships	11.86	268,140	147,904	120,236
Trade names	3.88	5,000	4,954	46
Software licenses	3.00	5,698	3,076	2,622
	9.50	$619,218	$407,166	$212,052

RIBBON COMMUNICATIONS INC.
Notes to Condensed Consolidated Financial Statements (Continued)
(unaudited)

December 31, 2023	Weighted average amortization period (years)	Cost	Accumulated amortization	Net carrying value
Developed technology	7.84	$340,380	$239,066	$101,314
Customer relationships	11.86	268,140	134,743	133,397
Trade names	3.88	5,000	4,901	99
Software licenses	3.00	5,436	2,159	3,277
	9.51	$618,956	$380,869	$238,087

Estimated future amortization expense for the Company's intangible assets at June 30, 2024 was as follows (in thousands):

Years ending December 31,
Remainder of 2024	$24,558
2025	44,176
2026	39,126
2027	33,969
2028	23,400
2029	18,379
Thereafter	28,444
$212,052

There were no changes to the carrying value of the Company's goodwill in the six months ended June 30, 2024 and 2023. The components of goodwill at both June 30, 2024 and 2023 were as follows (in thousands):

	Cloud and Edge	IP Optical Networks	Total
Goodwill	$392,302	$191,996	$584,298
Accumulated impairment losses	(167,406)	(116,000)	(283,406)
	$224,896	$75,996	$300,892

(5) FAIR VALUE HIERARCHY

The carrying amounts of the Company's cash equivalents, accounts receivable, accounts payable and borrowings under a revolving credit facility in the condensed consolidated balance sheets approximates fair value due to the immediate or short-term nature of these financial instruments. Ribbon's term debt balance as of June 30, 2024 and December 31, 2023 of $350.0 million and $235.4 million, respectively, had a fair value of approximately $350.0 million and $235.1 million, respectively. Our Warrant liability had a fair value of $6.2 million and $5.3 million as of June 30, 2024 and December 31, 2023, respectively. Our Preferred Stock had a fair value of $53.3 million as of December 31, 2023 and was fully redeemed on June 25, 2024.

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

Level 1. Level 1 applies to assets or liabilities for which there are quoted prices in active markets for identical assets or liabilities. The Company had no assets or liabilities fair valued using Level 1 input at June 30, 2024 or December 31, 2023.

RIBBON COMMUNICATIONS INC.
Notes to Condensed Consolidated Financial Statements (Continued)
(unaudited)

Level 2. Level 2 applies to assets or liabilities for which there are inputs that are directly or indirectly observable in the marketplace, such as quoted prices for similar assets or liabilities in active markets or quoted prices for identical assets or liabilities in markets with insufficient volume or infrequent transactions (less active markets). At December 31, 2023, the Company determined the fair value of its defined benefit plans' assets using Level 2 input. There were no significant changes to the Company's defined benefit plans' assets during the six months ended June 30, 2024 that required the calculation of their fair value as of June 30, 2024.

Level 3. Level 3 applies to assets or liabilities for which there are unobservable inputs to the valuation methodology that are significant to the measurement of the fair value of the assets or liabilities. Level 3 input was used to determine the fair value of the Company's Warrants at June 30, 2024 and the fair value of the Company's Preferred Stock and Warrants at December 31, 2023.

(6) ACCRUED EXPENSES AND OTHER
Accrued expenses at June 30, 2024 and December 31, 2023 consisted of the following (in thousands):

	June 30, 2024	December 31, 2023
Employee compensation and related costs	$34,467	$33,682
Professional fees	22,007	19,702
Taxes payable	5,126	8,383
Other	31,247	29,920
	$92,847	$91,687

(7) WARRANTY ACCRUALS

The changes in the Company's accrual balance in the six months ended June 30, 2024 were as follows (in thousands):

Balance at January 1, 2024	$12,243
Current period provisions	2,824
Settlements	(2,628)
Balance at June 30, 2024	$12,439

(8) RESTRUCTURING AND FACILITIES CONSOLIDATION INITIATIVES

The Company recorded restructuring and related expense aggregating $1.9 million and $4.3 million in the three months ended June 30, 2024 and 2023, respectively and $5.0 million and $11.2 million in the six months ended June 30, 2024 and 2023, respectively. Restructuring and related expense includes restructuring expense (primarily severance and related costs), estimated future variable lease costs for vacated properties with no intent or ability of sublease, and accelerated rent amortization expense.

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

RIBBON COMMUNICATIONS INC.
Notes to Condensed Consolidated Financial Statements (Continued)
(unaudited)
Accelerated amortization of lease assets is recognized from the date that the Company commences the plan to fully or partially vacate a facility, for which there is no intent or ability to enter into a sublease, through the final vacate date. Accelerated amortization of lease assets that are included as a component of restructuring and related expense are excluded from the restructuring accrual activity tables below, as the liability for lease payments for these facilities is included as a component of current and noncurrent Operating lease liabilities in the Company's condensed consolidated balance sheets at June 30, 2024 and December 31, 2023 (see Note 16). The Company may incur additional future expense if it is unable to sublease other locations included in the Company's facilities consolidation initiatives.

Restructuring and related expense for the three and six months ended June 30, 2024 and 2023 was comprised of the following (in thousands):

	Three months ended		Six months ended
	June 30, 2024	June 30, 2023	June 30, 2024	June 30, 2023
Severance and related costs	$359	$2,843	$1,975	$8,551
Variable and other facilities-related costs	1,561	$1,125	3,010	2,131
Accelerated amortization of lease assets due to cease-use	—	$339	—	562
	$1,920	$4,307	$4,985	$11,244
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

In connection with the 2023 Restructuring Plan, the Company recorded restructuring and related expense of $0.4 million and $2.0 million in the three and six months ended June 30, 2024, respectively, consisting entirely of severance related costs. A summary of the 2023 Restructuring Plan accrual activity for the six months ended June 30, 2024 is as follows (in thousands):

	Balance at January 1, 2024	Initiatives charged to expense	Cash payments	Net transfer to operating lease accounts	Balance at June 30, 2024
Severance	$671	$1,975	$(1,852)	$—	$794

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

The Company recorded restructuring and related expense of $1.6 million and $3.0 million in the three and six months ended June 30, 2024, respectively, in connection with the 2022 Restructuring Plan for variable and other facilities-related costs. A summary of the 2022 Restructuring Plan accrual activity for the six months ended June 30, 2024 is as follows (in thousands):

	Balance at January 1, 2024	Initiatives charged to expense	Cash payments	Balance at June 30, 2024
Variable and other facilities-related costs	$468	3,010	(3,086)	$392

RIBBON COMMUNICATIONS INC.
Notes to Condensed Consolidated Financial Statements (Continued)
(unaudited)

Balance Sheet Classification

The current portions of accrued restructuring were $1.1 million at both June 30, 2024 and December 31, 2023 and are included as components of Accrued expenses in the condensed consolidated balance sheets. The long-term portions of accrued restructuring are included as components of Other long-term liabilities in the condensed consolidated balance sheets. The long-term portions of accrued restructuring were $1.0 million and $1.1 million at June 30, 2024 and December 31, 2023, respectively.

(9) DEBT

2024 Credit Facility

On June 21, 2024, the Company entered into a Senior Secured Credit Facilities Credit Agreement (the “2024 Credit Facility” and “2024 Credit Agreement”) as guarantor, with the Company’s wholly-owned subsidiary, Ribbon Communications Operating Company, Inc., as the borrower (the “Borrower”), HPS Investment Partners, LLC ("HPS"), as administrative agent, and HPS and WhiteHorse Capital Management, LLC ("WhiteHorse" and, together with HPS, the "Lenders"), pursuant to which the Lenders have provided the Company with a $385 million senior secured credit facility comprised of (i) a $350 million term loan (the “2024 Term Loan”) and (ii) a $35 million revolving credit facility (the “2024 Revolver”), including a $20 million sublimit for letters of credit. The proceeds received from the 2024 Term Loan were used to (a) repay 100% of the amounts outstanding under the 2020 Credit Facility, (b) redeem in full the Preferred Stock and (c) pay fees and expenses related to the 2024 Credit Facility. Any excess proceeds are expected to be used by the Company for working capital and other general corporate purposes.

The 2024 Term Loan and the 2024 Revolver bear interest, at the Borrower's option, at either the Alternate Base Rate (“ABR”) or Term Secured Overnight Financing Rate ("SOFR") with an Applicable Margin for each (all as defined in the 2024 Credit Agreement). Margins for the first six months are 5.25% per annum for ABR Loans and 6.25% per annum for SOFR Loans. Thereafter, margins vary based on the Company’s Consolidated Net Leverage Ratio, ranging from 4.75% to 5.25% per annum for ABR Loans and 5.75% to 6.25% per annum for SOFR Loans. The 2024 Term Loan and the 2024 Revolver will both mature on June 21, 2029. The 2024 Term Loan is to be repaid in equal quarterly installments: approximately $0.9 million beginning with the third quarter of 2024 through the second quarter of 2025; approximately $2.2 million beginning with the third quarter of 2025 and ending with the second quarter of 2027; and approximately $4.4 million quarterly thereafter, with the remaining principal balance of approximately $298.4 million due on the maturity date of June 21, 2029. In connection with the establishment of the 2024 Credit Facility, $7.7 million of original issue discount was withheld by the Lenders and the Company incurred $6.1 million of debt issuance costs for a total of $13.8 million that is being amortized to Interest expense, net over the term of the agreement.

The 2024 Credit Facility requires compliance with a Maximum Consolidated Net Leverage Ratio (the "Financial Covenant"), as defined in the 2024 Credit Facility and tested on a quarterly basis. The Company was in compliance with the Financial Covenant as of June 30, 2024.

The indebtedness and other obligations under the 2024 Credit Facility are irrevocably and unconditionally guaranteed on a joint and several basis by the Company and its subsidiaries (together, the "Guarantors"). The 2024 Credit Facility is secured on a first-priority basis by a lien on substantially all assets of the Borrower and the Guarantors.

2020 Credit Facility

On June 21, 2024, the Company used the proceeds from the 2024 Credit Facility to, among other things, repay all amounts outstanding under its Senior Secured Credit Facilities Credit Agreement, dated March 3, 2020 (as amended, the "2020 Credit Facility"), by and among the Company, as a guarantor, Ribbon Communications Operating Company, Inc., as the borrower (the "Borrower"), Citizens Bank, N.A., Santander Bank, N.A., and others as lenders ("Lenders"). The Company wrote off $2.0 million of debt issuance costs in conjunction with the early extinguishment of the 2020 Credit Facility.

RIBBON COMMUNICATIONS INC.
Notes to Condensed Consolidated Financial Statements (Continued)
(unaudited)

The 2020 Credit Facility had a maturity date of March 2025 and originally provided for $500 million of commitments from the Lenders to the Borrower, comprised of $400 million in term loans (the "2020 Term Loan Facility") and a $100 million facility available for revolving loans (the "2020 Revolving Credit Facility"). Under the 2020 Revolving Credit Facility, a $30 million sublimit was originally available for letters of credit and a $20 million sublimit was available for swingline loans.

The indebtedness and other obligations under the 2020 Credit Facility were unconditionally guaranteed on a senior secured basis by the Company, Edgewater Networks, Inc., a wholly-owned subsidiary of the Company, and GENBAND Inc., a wholly-owned subsidiary of the Company (together, the "Guarantors"). The 2020 Credit Facility was secured by first-priority liens on substantially all of the assets of the Borrower and the Guarantors, including substantially all of the assets of the Company.

The 2020 Credit Facility required compliance with certain financial covenants, including a minimum Consolidated Fixed Charge Coverage Ratio and a maximum Consolidated Net Leverage Ratio (each as defined in the 2020 Credit Facility, and each tested on a quarterly basis).

On March 24, 2023, the Company entered into the Sixth Amendment to the 2020 Credit Facility (the “Sixth Amendment”) effective March 30, 2023. The Sixth Amendment, among other things, increased the Maximum Consolidated Net Leverage Ratio (as defined in the 2020 Credit Facility), for the first, second and third quarters of 2023 to 4.50:1.00. In the fourth quarter of 2023 and the first quarter of 2024, the Maximum Consolidated Net Leverage Ratio declined to 4.25:1.00 and 4.00:1.00, respectively. Also, the Sixth Amendment reduced the minimum Consolidated Fixed Charge Coverage Ratio (as defined in the 2020 Credit Facility) to 1.10:1.00 through the first quarter of 2024. The Sixth Amendment reduced the maximum borrowings allowed under the 2020 Revolving Credit Facility from $100 million to $75 million and the sublimit available for letters of credit was reduced from $30 million to $20 million. In addition, the Sixth Amendment replaced LIBOR with SOFR as the alternative rate available to the Company for calculating interest owed under the 2020 Credit Facility with the margin fixed at 4.5%. In conjunction with the Sixth Amendment, the Company made a $75 million prepayment that was applied to the final payment due upon maturity in March 2025. The $75 million prepayment was almost entirely funded with the net proceeds from the Private Placement and the sales of our interest rate swap. Debt issuance costs associated with the Sixth Amendment totaled $1.7 million and were being amortized on a straight-line basis over the remaining life of the 2020 Credit Facility and were written off in conjunction with the early extinguishment of the 2020 Credit Facility on June 21, 2024.

The Company's interest rates under the 2020 Term Loan for the six months ended June 30, 2023 benefited from a hedge instrument that was in place, specifically a fixed rate swap, which was sold in March 2023 (see Note 10). As a result of the fixed rate swap sold in March 2023, the ongoing interest rate was based upon U.S. dollar SOFR plus a fixed margin of 4.5%. The Company was in compliance with all covenants of the 2020 Credit Facility at December 31, 2023, including the current Consolidated Net Leverage Ratio calculation that considered the Company's debt to include Preferred Stock.

The Company had the following outstanding borrowings, unamortized debt issuance costs and original issue discount, letters of credit, interest rates, and remaining borrowing capacity under the 2024 Credit Facility and the 2020 Credit Facility as of June 30, 2024 and December 31, 2023, respectively:

RIBBON COMMUNICATIONS INC.
Notes to Condensed Consolidated Financial Statements (Continued)
(unaudited)

	June 30, 2024	December 31, 2023
Current portion of Term Debt	$3,500	$35,102

Long-term Debt, net of Current:
Long-term Debt, net of Current (Face Amount)	$346,500	$200,293
Original Issue Discount	(6,961)	—
Unamortized Debt Issuance Costs - Contra-Liability	(5,560)	(2,811)
Long-term Debt, net of Current	$333,979	$197,482

Total Face Amount of Borrowings	$350,000	$235,395

Unamortized Original Issue Discount and Debt Issuance Costs:
Other Assets	1,238	557
Long-Term Debt - Contra Liability	12,521	2,811
Total Unamortized Original Issue Discount and Debt Issuance Costs	$13,759	$3,368

Letters of Credit Outstanding	$—	$2,711

Remaining Borrowing Capacity	$35,000	$72,289

Average Interest Rates:
Term Loan	11.6%	10.0%
Letters of Credit	—%	4.5%

The Company's debt maturities as of June 30, 2024 were as follows:

Years ending December 31,
Remainder of 2024	$1,750
2025	6,125
2026	8,750
2027	13,125
2028	17,500
2029	302,750
$350,000

Letters of Credit and Other Guarantees

The Company uses letters of credit, bank guarantees, and surety bonds in the course of its business. At June 30, 2024, the Company had $9.5 million of letters of credit, bank guarantees, and surety bonds outstanding (collectively, "Guarantees") under various uncommitted facilities and no letters of credit outstanding under the 2024 Credit Facility. At December 31, 2023, the Company had Guarantees aggregating $7.9 million, comprised of the $2.7 million of letters of credit under the 2020 Credit Facility described above and $5.2 million of Other Guarantees. At June 30, 2024 and December 31, 2023, the Company had cash collateral of $2.9 million and $0.1 million, respectively, supporting the Guarantees, which are reported in Restricted cash in the Company's condensed consolidated balance sheets.

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

RIBBON COMMUNICATIONS INC.
Notes to Condensed Consolidated Financial Statements (Continued)
(unaudited)
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

Cash Flow Hedge of Interest Rate Risk

The 2024 Term Loan Facility and the 2020 Term Loan Facility had outstanding balances of $350.0 million and $235.4 million at June 30, 2024 and December 31, 2023, respectively. The 2024 Revolving Credit Facility and the 2020 Revolving Credit Facility were undrawn at June 30, 2024 and December 31, 2023, respectively. Borrowings under the 2024 Credit Facility and the 2020 Credit Facility have variable interest rates based on SOFR (see Note 9). As a result of exposure to interest rate movements, during March 2020, the Company entered into an interest rate swap arrangement, which effectively converted its $400 million term loan with its variable interest rate based upon one-month LIBOR to an aggregate fixed rate of 0.904%, plus a leverage-based margin as defined in the 2020 Credit Facility.

On July 22, 2022, the Company sold $30 million of the notional amount of its interest rate swap back to its counterparty for $1.5 million, reducing the notional amount of this swap to $370 million. On August 16, 2022 the Company sold another $30 million of the notional amount of its interest rate swap back to its counterparty for $1.6 million, reducing the notional amount to $340 million, which approximated the current level of our term loan debt then outstanding. The gain in accumulated other comprehensive (loss) income related to the $60 million notional amount sold of $3.1 million was being released into earnings on a straight line basis over the remaining term of the 2020 Credit Facility as a decrease to interest expense until it was refinanced on June 21, 2024, the amortization of which totaled $0.2 million and $0.4 million for the three and six months ended June 30, 2024, respectively, and $0.2 million and $0.5 million for the three and six months ended June 30, 2023, respectively. The remaining unamortized gain in accumulated other comprehensive (loss) income of approximately $0.5 million was written off to interest expense in conjunction with the refinancing of the 2020 Credit Facility on June 21, 2024. See Note 9 for a description of the refinancing.

On March 24, 2023, the Company received $9.4 million, consisting of $0.4 million of interest and $9.0 million for the sale of $170 million of its $340 million notional amount interest rate swap back to its counterparty, reducing the notional amount to $170 million. On March 27, 2023, the Company received $9.8 million, consisting of $0.4 million of interest and $9.4 million for the sale of the remaining $170 million of its interest rate swap back to its counterparty. The portion of the gain in accumulated other comprehensive (loss) income related to the term loan debt prepaid on the date of the final sale of our swap totaled $7.3 million and was released into earnings immediately as Other expense, net. The portion of the gain in accumulated other comprehensive (loss) income related to our remaining term loan debt balance was $12.0 million and was being released into earnings on a straight line basis over the remaining term of the 2020 Credit Facility as a decrease to interest expense until it was refinanced on June 21, 2024, the amortization of which totaled $1.4 million and $3.0 million for the three and six months ended June 30, 2024, respectively, and $1.6 million for both the three and six months ended June 30, 2023. The remaining unamortized gain in accumulated other comprehensive (loss) income of $4.4 million was written off to interest expense in conjunction with the refinancing of the 2020 Credit Facility on June 21, 2024. See Note 9 for a description of the refinancing.

The Company’s objectives in using interest rate derivatives have been to add stability to interest expense and to manage its exposure to interest rate movements. To accomplish this objective, the Company has used an interest rate swap as part of its

RIBBON COMMUNICATIONS INC.
Notes to Condensed Consolidated Financial Statements (Continued)
(unaudited)
interest rate risk management strategy. Interest rate swaps designated as cash flow hedges involve the receipt of variable amounts from a counterparty in exchange for the Company making fixed-rate payments over the life of the related agreements without exchange of the underlying notional amount.

The effective portion of changes in the fair value of designated derivatives that qualify as cash flow hedges is recorded in accumulated other comprehensive income in the condensed consolidated balance sheet and is subsequently reclassified into earnings in the period that the hedged forecasted transactions affect earnings. During the three and six months ended June 30, 2023, such a derivative was used to hedge the variable cash flows associated with the outstanding borrowings under the 2020 Credit Facility and the Company accounted for this derivative as an effective hedge until the final portion of the swap was sold on March 27, 2023. Any ineffective portion of the change in the fair value of the derivative would have been recognized directly in earnings. However, there was no hedge ineffectiveness recorded over the life of the swap.

Amounts reported in accumulated other comprehensive income related to the Company's derivative are reclassified to interest expense as interest is accrued on the Company’s variable-rate debt. The impact of the Company’s derivative financial instrument on its condensed consolidated statements of comprehensive (loss) income for the three and six months ended June 30, 2024 and 2023 was as follows, net of tax (in thousands):

	Three months ended		Six months ended
	June 30, 2024	June 30, 2023	June 30, 2024	June 30, 2023
Gain (loss) recognized in other comprehensive income (loss) on swap, net of tax	$—	$—	$—	$(2,715)
Amount reclassified from accumulated other comprehensive income to other expense, net upon sale of swap, net of tax	—	—	—	(5,099)
Amount reclassified from accumulated other comprehensive income to interest expense	(4,698)	(1,322)	(6,019)	(4,507)
Unrealized gain (loss) on interest rate swap, net of reclassifications and amortization	$(4,698)	$(1,322)	$(6,019)	$(12,321)

The Company had no derivative assets or liabilities at June 30, 2024 or December 31, 2023.

(11) PREFERRED STOCK AND WARRANTS

On March 28, 2023, the Company issued 55,000 shares of Preferred Stock to investors in the Private Placement at a price of $970 per share, along with 4,858,090 Warrants with an exercise price of $3.77 per share.

On June 25, 2024, the Company redeemed the Preferred Stock with a portion of the proceeds from the refinancing of the 2020 Credit Facility at a rate of 103% for a total of approximately $63.5 million. The Warrants remain outstanding and without modification. See Note 9 for a description of the refinancing of the 2020 Credit Facility.

The Company accounted for the Preferred Stock until it was redeemed and continues to account for the Warrants as liability-classified instruments based on an assessment of their specific terms in accordance with ASC Topic 480, Distinguishing Liabilities from Equity. The fair value option was elected for the Preferred Stock, as the Company considered fair value to best reflect its expected future economic value. These liabilities are remeasured to fair value at each reporting date using the same valuation methodology applied upon issuance using current input assumptions.

The value of the Preferred Stock was calculated quarterly through March 31, 2024 using the Black-Derman-Toy (BDT) stochastic yield lattice model to capture the optimal timing of repayment, increasing dividend rate and other features and the value of the Warrants is calculated quarterly using the Black-Scholes Pricing Model.

RIBBON COMMUNICATIONS INC.
Notes to Condensed Consolidated Financial Statements (Continued)
(unaudited)
Changes in the fair value of the Preferred Stock and the Warrants are reported as Other expense, net in the Company's condensed consolidated statements of operations.

The Company determined the fair value of the Warrants using Level 3 input. The key assumptions into the model utilized was as follows as of June 30, 2024:

Warrants (Black-Scholes)
Stock price	$3.29
Strike price	$3.77
Risk-free rate	4.52%
Volatility	61.5%
Dividend yield	0.0%
Time to expiration (years)	2.8
Fair value of Warrant per share	$1.27

The changes in the Company's Preferred Stock and Warrant liabilities for the six months ended June 30, 2024 were as follows (in thousands):

Preferred stock liability
Balance at January 1, 2024	$53,337
Payable in-kind dividends	2,743
Reversal of fair value adjustments	5,605
Call premium (3%)	1,851
Redemption (June 25, 2024)	$(63,536)
Balance at June 30, 2024	$—

Warrant liability
Balance at January 1, 2024	$5,295
Fair value change	875
Balance at June 30, 2024	$6,170

The Preferred Stock, redeemed on June 25, 2024, was subordinate to the Company's indebtedness and senior to the Company’s common stock or other equity. Holders of the Preferred Stock were entitled to cumulative dividends that accrued quarterly. Dividends were payable in-kind during the first year at a rate of 9.25%. At the Company’s option, the dividends were payable in-kind or in cash during the second year at a rate of 9.75%. Dividends thereafter were to be payable in cash at a rate of 12.00%. The proceeds from the Preferred Stock issuance were approximately $53.4 million, including $10.0 million from existing related party stockholders. Offering costs paid by the Company of approximately $3.5 million were recorded in Other expense, net in the year ended December 31, 2023. The net proceeds from the Private Placement were used for the repayment of debt. The Preferred Stock was redeemable on or after the first and second anniversaries of the closing date at a rate of 103% and 102%, respectively.

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

RIBBON COMMUNICATIONS INC.
Notes to Condensed Consolidated Financial Statements (Continued)
(unaudited)
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

RIBBON COMMUNICATIONS INC.
Notes to Condensed Consolidated Financial Statements (Continued)
(unaudited)
30, 2024 and 2023 was disaggregated as follows:

Three months ended June 30, 2024	Product revenue	Service revenue (maintenance)	Service revenue (professional services)	Total revenue
United States	$35,368	$32,639	$13,462	$81,469
Europe, Middle East and Africa	33,239	17,491	8,188	58,918
Asia Pacific	26,081	9,759	2,597	38,437
Other	4,445	7,631	1,720	13,796
	$99,133	$67,520	$25,967	$192,620

Three months ended June 30, 2023	Product revenue	Service revenue (maintenance)	Service revenue (professional services)	Total revenue
United States	$53,545	$33,890	$11,842	$99,277
Europe, Middle East and Africa	28,831	17,998	7,679	54,508
Asia Pacific	31,810	10,164	2,269	44,243
Other	3,161	7,576	1,853	12,590
	$117,347	$69,628	$23,643	$210,618

Six months ended June 30, 2024	Product revenue	Service revenue (maintenance)	Service revenue (professional services)	Total revenue
United States	$61,975	$65,486	$25,122	$152,583
Europe, Middle East and Africa	74,928	35,187	15,886	126,001
Asia Pacific	42,714	20,000	5,524	68,238
Other	7,126	15,228	3,108	25,462
	$186,743	$135,901	$49,640	$372,284

Six months ended June 30, 2023	Product revenue	Service revenue (maintenance)	Service revenue (professional services)	Total revenue
United States	$91,612	$66,963	$22,695	$181,270
Europe, Middle East and Africa	56,266	38,125	14,254	108,645
Asia Pacific	57,425	19,536	5,413	82,374
Other	5,362	15,592	3,534	24,488
	$210,665	$140,216	$45,896	$396,777

The Company's product revenue from indirect sales through its channel partner program and from its direct sales program for the three and six months ended June 30, 2024 and 2023 was as follows (in thousands):

	Three months ended		Six months ended
	June 30, 2024	June 30, 2023	June 30, 2024	June 30, 2023
Indirect sales through channel partner program	$31,282	$37,590	$76,957	$73,504
Direct sales	67,851	79,757	109,786	137,161
	$99,133	$117,347	$186,743	$210,665

The Company's product revenue from sales to enterprise customers and from sales to service provider customers for the three and six months ended June 30, 2024 and 2023 was as follows (in thousands):

RIBBON COMMUNICATIONS INC.
Notes to Condensed Consolidated Financial Statements (Continued)
(unaudited)

	Three months ended		Six months ended
	June 30, 2024	June 30, 2023	June 30, 2024	June 30, 2023
Sales to enterprise customers	$38,040	$37,707	$75,910	$65,119
Sales to service provider customers	61,093	79,640	110,833	145,546
	$99,133	$117,347	$186,743	$210,665

The Company's product revenue and service revenue components by segment for the three and six months ended June 30, 2024 and 2023 were as follows (in thousands):

	Three months ended		Six months ended
	June 30, 2024	June 30, 2023	June 30, 2024	June 30, 2023
Product revenue:
Cloud and Edge	$39,586	$52,352	$71,099	$95,191
IP Optical Networks	59,547	64,995	115,644	115,474
Total product revenue	$99,133	$117,347	$186,743	$210,665

Service revenue:
Maintenance:
Cloud and Edge	$52,663	$55,034	$105,859	$109,844
IP Optical Networks	14,857	14,594	30,042	30,372
Total maintenance revenue	67,520	69,628	135,901	140,216
Professional services:
Cloud and Edge	18,306	17,870	35,266	34,701
IP Optical Networks	7,661	5,773	14,374	11,195
Total professional services revenue	25,967	23,643	49,640	45,896
Total service revenue	$93,487	$93,271	$185,541	$186,112

Revenue Contract Balances

The timing of revenue recognition, billings and cash collections results in billed accounts receivable; unbilled receivables, which are contract assets; and customer advances and deposits, which are contract liabilities, in the Company's condensed consolidated balance sheets. Amounts are billed as work progresses in accordance with agreed-upon contractual terms, either at periodic intervals or upon achievement of contractual milestones. Completion of services and billing may occur subsequent to revenue recognition, resulting in contract assets. The Company may receive advances or deposits from its customers before revenue is recognized, resulting in contract liabilities that are classified as deferred revenue. These assets and liabilities are reported in the Company's condensed consolidated balance sheets on a contract-by-contract basis as of the end of each reporting period. Changes in the contract asset and liability balances during the six months ended June 30, 2024 were not materially impacted by any factors other than billing and revenue recognition. Nearly all of the Company's deferred revenue balance is related to services revenue, primarily customer support contracts. Unbilled receivables stem primarily from engagements where services have been performed; however, billing cannot occur until services are completed.

In some arrangements, the Company allows customers to pay for term-based software licenses and products over the term of the software license. The Company also sells SaaS-based software under subscription arrangements, with payment terms over the term of the SaaS agreement. Amounts recognized as revenue in excess of amounts billed are recorded as unbilled receivables. Unbilled receivables that are anticipated to be invoiced in the next twelve months are included in Accounts receivable on the Company's condensed consolidated balance sheets. The changes in the Company's accounts receivable, unbilled receivables and deferred revenue balances for the six months ended June 30, 2024 were as follows (in thousands):

RIBBON COMMUNICATIONS INC.
Notes to Condensed Consolidated Financial Statements (Continued)
(unaudited)

	Accounts receivable	Unbilled accounts receivable	Deferred revenue (current)	Deferred revenue (long-term)
Balance at January 1, 2024	$186,938	$81,483	$113,381	$19,218
Increase (decrease), net	(42,102)	(15,365)	(13,834)	(2,586)
Balance at June 30, 2024	$144,836	$66,118	$99,547	$16,632

The Company recognized approximately $78 million of revenue in the six months ended June 30, 2024 that was recorded as deferred revenue at December 31, 2023 and approximately $71 million of revenue in the six months ended June 30, 2023 that was recorded as deferred revenue at December 31, 2022. Of the Company's deferred revenue reported as long-term in its condensed consolidated balance sheet at June 30, 2024, the Company expects that approximately $6 million will be recognized as revenue in 2025, approximately $6 million will be recognized as revenue in 2026 and approximately $5 million will be recognized as revenue in 2027 and beyond.

All freight-related customer invoicing is recorded as revenue, while the shipping and handling costs that occur after control of the promised goods or services transfer to the customer are reported as fulfillment costs, a component of Cost of revenue - product in the Company's condensed consolidated statements of operations.

Deferred Commissions Cost

Sales commissions earned by the Company's employees are considered incremental and recoverable costs of obtaining a contract with a customer. These costs have been deferred on our condensed consolidated balance sheet and are being amortized over the expected life of the customer contract, which is generally five years. At both June 30, 2024 and December 31, 2023, the Company had $3 million of deferred sales commissions capitalized.

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

RIBBON COMMUNICATIONS INC.
Notes to Condensed Consolidated Financial Statements (Continued)
(unaudited)
to similarly titled measures used by other companies, and should not be considered a substitute for gross profit or other results reported in accordance with U.S. GAAP. See below for a reconciliation of adjusted gross profit to gross profit which is the most directly comparable U.S. GAAP measure.

The tables below provide revenue, adjusted gross profit and depreciation expense by reportable segment for the three and six months ended June 30, 2024 and 2023 (in thousands):

	Three months ended		Six months ended
	June 30, 2024	June 30, 2023	June 30, 2024	June 30, 2023
Segment revenue:
Cloud and Edge	$110,555	$125,256	$212,224	$239,736
IP Optical Networks	82,065	85,362	160,060	157,041
Revenue	$192,620	$210,618	$372,284	$396,777

	Three months ended		Six months ended
	June 30, 2024	June 30, 2023	June 30, 2024	June 30, 2023
Segment adjusted gross profit:
Cloud and Edge	$72,946	$83,299	$140,065	$153,274
IP Optical Networks	31,791	26,251	63,756	45,751
Total segment adjusted gross profit	104,737	109,550	203,821	199,025
Stock-based compensation expense	(338)	(641)	(916)	(1,325)
Amortization of acquired technology	(6,532)	(7,439)	(13,083)	(14,828)
Gross profit	$97,867	$101,470	$189,822	$182,872

	Three months ended		Six months ended
	June 30, 2024	June 30, 2023	June 30, 2024	June 30, 2023
Segment depreciation expense:
Cloud and Edge	$2,324	$2,477	$4,657	$4,976
IP Optical Networks	1,052	1,072	2,113	2,083
Depreciation expense	$3,376	$3,549	$6,770	$7,059

(14) MAJOR CUSTOMERS

The following customer contributed 10% or more of the Company's revenue in the three and six months ended June 30, 2024 and 2023:

	Three months ended		Six months ended
	June 30, 2024	June 30, 2023	June 30, 2024	June 30, 2023
Verizon Communications Inc.	12%	11%	11%	11%

At June 30, 2024 and December 31, 2023, no customer accounted for 10% or more of the Company's accounts receivable balance. The Company performs ongoing credit evaluations of its customers and generally does not require collateral on accounts receivable. The Company maintains an allowance for doubtful accounts and such losses have historically been within management's expectations.

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

Executive Equity Arrangements

Inducement Awards

In connection with his appointment as President and Chief Executive Officer of Ribbon on March 16, 2020, the Company awarded Bruce McClelland sign-on equity grants, comprised of RSUs and a PSU grant with both market and service conditions. As of June 30, 2024, the Company estimates that the market conditions surrounding the PSUs granted will not be met by the expiration date of September 1, 2024.

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

Restricted Stock Units

The activity related to the Company's RSUs for the six months ended June 30, 2024 was as follows:

	Shares	Weighted Average Grant Date Fair Value
Unvested balance at January 1, 2024	7,091,368	$3.18
Granted	1,374,541	$3.22
Vested	(3,027,037)	$3.54
Forfeited	(294,994)	$3.21
Unvested balance at June 30, 2024	5,143,878	$2.98

The total grant date fair value of shares of restricted stock underlying RSUs that vested during the six months ended June 30, 2024 was $10.7 million.

Performance-Based Stock Units

The activity related to the Company's PSUs for the six months ended June 30, 2024 was as follows:

RIBBON COMMUNICATIONS INC.
Notes to Condensed Consolidated Financial Statements (Continued)
(unaudited)

	Shares	Weighted Average Grant Date Fair Value
Unvested balance at January 1, 2024	6,297,931	$2.07
Granted	1,338,985	$4.32
Vested	(288,672)	$3.14
Forfeited	(619,168)	$5.82
Unvested balance at June 30, 2024	6,729,076	$2.13

The total grant date fair value of shares of restricted stock underlying PSUs that vested during the six months ended June 30, 2024 was $0.9 million.

Stock-Based Compensation

The condensed consolidated statements of operations include stock-based compensation for the three and six months ended June 30, 2024 and 2023 as follows (in thousands):

	Three months ended		Six months ended
	June 30, 2024	June 30, 2023	June 30, 2024	June 30, 2023
Product cost of revenue	$64	$115	$170	$264
Service cost of revenue	274	526	746	1,061
Research and development	616	1,300	1,684	2,562
Sales and marketing	954	2,142	2,111	4,271
General and administrative	1,586	2,033	3,305	3,806
	$3,494	$6,116	$8,016	$11,964

At June 30, 2024, there was $19.0 million, net of expected forfeitures, of unrecognized stock-based compensation expense related to unvested RSUs and PSUs. This expense is expected to be recognized over a weighted average period of approximately one year.

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

Right-of-use assets and lease liabilities are initially measured based on the present value of the future minimum fixed lease payments (i.e., fixed payments in the lease contract) over the lease term at the commencement date. As the Company's existing leases do not have a readily determinable implicit rate, the Company uses its incremental borrowing rate based on the information available at the commencement date in determining the present value of future minimum fixed lease payments. The Company calculates its incremental borrowing rate to reflect the interest rate that it would have to pay to borrow on a collateralized basis an amount equal to the lease payments in a similar economic environment over a similar term and considers its historical borrowing activities and market data from entities with comparable credit ratings in this determination. The

RIBBON COMMUNICATIONS INC.
Notes to Condensed Consolidated Financial Statements (Continued)
(unaudited)
measurement of the right-of-use asset also includes any lease payments made prior to the commencement date (excluding any lease incentives) and initial direct costs incurred. The Company assessed its right-of-use assets for impairment as of June 30, 2024 and December 31, 2023 and determined no impairment has occurred.

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

Certain leased facilities are being partially or fully vacated as part of the 2022 Restructuring Plan and for some of those facilities, the Company has no plans to enter into sublease agreements. Accordingly, the Company accelerated the amortization of those lease assets through the planned cease-use date of each facility, resulting in additional amortization expense $0.4 million and $0.6 million, respectively, in the three and six months ended June 30, 2023. No such accelerated amortization was recorded in the three and six months ended June 30, 2024. The Company did not record estimated future variable lease costs in the three and six months ended June 30, 2024 or 2023 related to the 2022 Restructuring Plan.

All incremental accelerated amortization and accruals for estimated future variable costs are included in Restructuring and related expense in the Company's condensed consolidated statements of operations. At June 30, 2024 and December 31, 2023, the Company had accruals of $1.3 million and $1.5 million, respectively, for all future anticipated variable lease costs related to these facilities. The Company may incur additional future expense if it is unable to sublease other locations included in the Facilities Initiative.

The Company leases its corporate offices and other facilities under operating leases, which expire at various times through 2033.

The Company's right-of-use lease assets and lease liabilities at June 30, 2024 and December 31, 2023 were as follows (in thousands):

	Classification	June 30, 2024	December 31, 2023
Assets:
Operating lease assets	Operating lease right-of-use assets	$33,901	$39,783

Liabilities:
Current Operating	Operating lease liabilities	$12,347	$15,739
Non-Current Operating	Operating lease liabilities, net of current	34,858	38,711
Total Operating lease liabilities		$47,205	$54,450

The components of lease expense for the three and six months ended June 30, 2024 and 2023 were as follows (in thousands):

RIBBON COMMUNICATIONS INC.
Notes to Condensed Consolidated Financial Statements (Continued)
(unaudited)

	Three months ended		Six months ended
	June 30, 2024	June 30, 2023	June 30, 2024	June 30, 2023
Operating lease cost*	$4,107	$4,737	$8,306	$9,497
Short-term lease cost	3,413	3,663	6,854	7,090
Variable lease costs (costs excluded from minimum fixed lease payments)**	828	904	1,683	1,706
Sublease income	(217)	(393)	(477)	(823)
Net lease cost	$8,131	$8,911	$16,366	$17,470

* No accelerated amortization was recorded in the three and six months ended June 30, 2024. Operating lease costs for the three and six months ended June 30, 2023 included $0.4 million and $0.6 million, respectively, of accelerated amortization for certain assets partially or fully vacated with no intent or ability to sublease.
** No variable lease costs were accrued in the three and six months ended June 30, 2024 or 2023 for future estimated variable expenses related to certain assets partially or fully vacated with no intent or ability to sublease.

Cash flows related to the Company's leases included in the measurement of operating lease liabilities were classified as operating cash flows and totaled $9.4 million and $9.6 million in the six months ended June 30, 2024 and 2023, respectively.

Other information related to the Company's leases as of June 30, 2024 and December 31, 2023 was as follows:

	June 30, 2024	December 31, 2023
Weighted average remaining lease term (years):
Operating leases	5.45	5.50
Weighted average discount rate:
Operating leases	7.15%	6.34%

Future minimum fixed lease payments under noncancelable leases at June 30, 2024 were as follows (in thousands):

Operating
leases
Remainder of 2024	$9,118
2025	10,878
2026	9,121
2027	7,896
2028	6,440
2029 and beyond	13,153
Total lease payments	56,606
Less: interest	(9,401)
Present value of lease liabilities	$47,205

(17) INCOME TAXES

The Company recorded income tax provisions of $4.9 million and $6.9 million in the six months ended June 30, 2024 and 2023, respectively. These amounts reflect the Company's estimates of the effective rates expected to be applicable for the respective full years, adjusted for any discrete events, which are recorded in the period in which they occur. These estimates are reevaluated each quarter based on the Company's estimated tax expense for the full fiscal year. The estimated effective tax rate includes the impact of valuation allowances in various jurisdictions. The Company intends to continue to maintain a

RIBBON COMMUNICATIONS INC.
Notes to Condensed Consolidated Financial Statements (Continued)
(unaudited)
valuation allowance on its deferred tax assets until there is sufficient evidence to support the reversal of all or some portion of the respective allowances.

(18) RELATED PARTIES

The Company recognized revenue from its largest stockholder of $1.5 million and $5.0 million in the three months ended June 30, 2024 and 2023, respectively, and $3.0 million and $5.8 million in the six months ended June 30, 2024 and 2023, respectively. Also, certain related party stockholders participated in the Private Placement (See Note 11).

(19) COMMITMENTS AND CONTINGENCIES

Liabilities for Royalty Payments to the IIA

Prior to the Company's acquisition of ECI Telecom Group Ltd. ("ECI"), ECI had received research and development grants from the Office of the Innovation Authority of the Israeli Ministry of Economics (the "IIA"). The Company assumed ECI's contract with the IIA, which requires the Company to pay royalties to the IIA on proceeds from the sale of products which the Israeli government has supported by way of research and development grants. The royalties for grants prior to 2017 were calculated at the rates of 1.3% to 5.0% of the aggregated proceeds from the sale of such products developed at certain of the Company's R&D centers, up to an amount not exceeding 100% of such grants plus interest at LIBOR. Effective for grants approved in 2017 and subsequently, interest was calculated at the higher of LIBOR plus 1.5% to 2.75%. At June 30, 2024, the Company's maximum possible future royalties commitment, including $1.0 million of unpaid royalties accrued, was $19.6 million, including interest of $1.1 million, based on estimates of future product sales, grants received from the IIA not yet repaid, and management's estimation of products still to be sold.

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

Charter Complaint. On September 19, 2022, Charter Communications Operating, LLC (“Charter”) filed two complaints against two of our subsidiaries (Sonus Networks, Inc. and Ribbon Communications Operating Company, Inc.) alleging breach of contract with respect to indemnification obligations purportedly owed to Charter in connection with Charter’s legal dispute with Sprint Communications Company L.P., which was settled by Charter in March 2022. One complaint was filed in the Supreme Court of the State of New York, in New York County; the second complaint was filed by Charter as well as co-plaintiffs Charter Communications Holding Company, LLC and Bright House Networks, LLC, in the Superior Court of the State of Delaware in and for New Castle County. In both complaints, Charter is seeking monetary damages. The Company filed its answer to the first complaint file in New York on December 7, 2022 and to the second complaint filed in Delaware on January 9, 2023. Discovery is on-going and the court in the Delaware complaint has set a new trial date of June 2025.

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

Further, the U.S. and other European countries have imposed sanctions and trade restrictions against Russia in connection with the war in Ukraine. These sanctions and restrictions currently prohibit our ability to sell hardware products. The sanctions continue to evolve and further changes in the current sanctions or trade restrictions could further limit our ability to sell products and services to customers in Russia and, our ability to collect on outstanding accounts receivable from such customers. If we are further limited in our ability to sell products and services to Russia and other countries for an extended period, it could have a material impact on our financial results.

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

Financial Overview

Financial Results

We reported a loss from operations of $1.9 million and $6.6 million for the three months ended June 30, 2024 and 2023, respectively. We reported a loss from operations of $15.4 million and $41.8 million for the six months ended June 30, 2024 and 2023, respectively.

Our revenue was $192.6 million and $210.6 million in the three months ended June 30, 2024 and 2023, respectively. Our gross profit and gross margin were $97.9 million and 50.8%, respectively, in the three months ended June 30, 2024, and $101.5 million and 48.2%, respectively, in the three months ended June 30, 2023. The lower revenue in the three months ended June 30, 2024 compared to 2023 is due to $14.7 million of lower Cloud and Edge sales, primarily to enterprise customers and $3.3 million of lower IP Optical Networks sales. Our revenue was $372.3 million and $396.8 million in the six months ended June 30, 2024 and 2023, respectively. Our gross profit and gross margin were $189.8 million and 51.0%, respectively, in the six months ended June 30, 2024, and $182.9 million and 46.1%, respectively, in the six months ended June 30, 2023. The lower revenue in the six months ended June 30, 2024 compared to 2023 is due to $27.5 million of lower Cloud and Edge sales, primarily to U.S. service providers, partially offset by $3.0 million of higher IP Optical Networks sales.

Revenue from our Cloud and Edge segment was $110.6 million and $125.3 million in the three months ended June 30, 2024 and 2023, respectively. Gross profit and gross margin for this segment were $70.4 million and 63.7%, respectively, in the three months ended June 30, 2024, and $79.3 million and 63.3%, respectively, in the three months ended June 30, 2023. Revenue from our Cloud and Edge segment was $212.2 million and $239.7 million in the six months ended June 30, 2024 and 2023, respectively. Gross profit and gross margin for this segment were $134.9 million and 63.6%, respectively, in the six months ended June 30, 2024, and $145.4 million and 60.7%, respectively, in the six months ended June 30, 2023.

Revenue from our IP Optical Networks segment was $82.1 million and $85.4 million in the three months ended June 30, 2024 and 2023, respectively. Gross profit and gross margin for this segment were $27.4 million and 33.4%, respectively, in the three months ended June 30, 2024, and $22.1 million and 25.9%, respectively, in the three months ended June 30, 2023. Revenue from our IP Optical Networks segment was $160.1 million and $157.0 million in the six months ended June 30, 2024 and 2023, respectively. Gross profit and gross margin for this segment were $55.0 million and 34.3%, respectively, in the six months ended June 30, 2024, and $37.5 million and 23.9%, respectively, in the six months ended June 30, 2023.

Our operating expenses were $99.8 million and $108.1 million in the three months ended June 30, 2024 and 2023, respectively, and $205.2 million and $224.7 million in the six months ended June 30, 2024 and 2023, respectively. The decreased operating expenses are primarily related to lower research and development ("R&D") and restructuring related expenses. Operating expenses for the three months ended June 30, 2024 included $6.5 million of amortization of acquired intangible assets, and $1.9 million of restructuring and related expense. Operating expenses for the three months ended June 30, 2023 included $7.3 million of amortization of acquired intangible assets, $0.5 million of acquisition-, disposal- and integration-related expense, and $4.3 million of restructuring and related expense. Operating expenses for the six months ended June 30, 2024 included $13.2 million of amortization of acquired intangible assets, and $5.0 million of restructuring and related expense. Operating expenses for the six months ended June 30, 2023 included $14.5 million of amortization of acquired intangible assets, $2.1 million of acquisition-, disposal- and integration-related expense, and $11.2 million of restructuring and related expense.

We recorded stock-based compensation expense of $3.5 million and $6.1 million in the three months ended June 30, 2024 and 2023, respectively, and $8.0 million and $12.0 million in the six months ended June 30, 2024 and 2023, respectively.

These amounts are included as components of both Cost of revenue and Operating expenses in our condensed consolidated statements of operations.

See "Results of Operations" in this MD&A for a discussion of the changes in our revenue and expenses for the three and six months ended June 30, 2024 compared to the three and six months ended June 30, 2023.

Restructuring and Cost Reduction Initiatives

In February 2023, our Board of Directors approved a strategic restructuring program (the "2023 Restructuring Plan") to streamline our operations in order to support our investment in critical growth areas. The 2023 Restructuring Plan includes, among other things, charges related to a workforce reduction. Any potential positions eliminated in countries outside the United States are subject to local law and consultation requirements. We recorded restructuring and related expense of $0.4 million and $2.0 million in the three and six months ended June 30, 2024, in connection with the 2023 Restructuring Plan for severance related costs. We anticipate that we will record nominal future expense for severance in connection with the 2023 Restructuring Plan.

In February 2022, our Board of Directors approved a strategic restructuring program (the "2022 Restructuring Plan") to streamline our operations in order to support our investment in critical growth areas. The 2022 Restructuring Plan includes, among other things, charges related to a consolidation of facilities and a workforce reduction. Any positions eliminated in countries outside the United States are subject to local law and consultation requirements. In connection with the 2022 Restructuring Plan, we recorded restructuring and related expense of $1.6 million and $3.0 million in the three and six months ended June 30, 2024, respectively. The amount for both the three and six months ended June 30, 2024 was related to variable and other facilities-related costs. We anticipate that we will record approximately $3 million of expense in the remainder of 2024 related to the 2022 Restructuring Plan.

For facilities that are part of a restructuring plan, for which we have no intent or ability to enter into a sublease, we recognize accelerated rent amortization over the period from the date that we commence the plan to fully or partially vacate a facility through the final vacate date. We did not record accelerated rent amortization in the three and six months ended June 30, 2024. We recorded $0.4 million and $0.6 million of accelerated rent amortization in the three and six months ended June 30, 2023, respectively. We continue to evaluate our properties included in our restructuring plans for accelerated amortization and/or right-of-use asset impairment. We may incur additional future expense if we are unable to sublease other locations included in these initiatives.

Critical Accounting Policies and Estimates

This MD&A is based upon our condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP"). The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. We base our estimates and judgments on historical experience, knowledge of current conditions and beliefs of what could occur in the future given available information. We consider the following accounting policies to be both those most important to the portrayal of our financial condition and those that require the most subjective judgment. The significant accounting policies that we believe are the most critical include revenue recognition, the valuation of inventory, warranty accruals, loss contingencies and reserves, stock-based compensation, the Preferred Stock and Warrants, business combinations, goodwill and intangible assets, accounting for leases, and accounting for income taxes. If actual results differ significantly from management's estimates and projections, there could be a material effect on our condensed consolidated financial statements. There were no significant changes to our critical accounting policies from January 1, 2024 through June 30, 2024. For a further discussion of our critical accounting policies and estimates, please refer to our Annual Report on Form 10-K for the year ended December 31, 2023.

Results of Operations

Three and six months ended June 30, 2024 and 2023

Revenue. Revenue for the three and six months ended June 30, 2024 and 2023 was as follows (in thousands, except percentages):

	Three months ended		Increase/(decrease) from prior year
	June 30, 2024	June 30, 2023	$	%
Product	$99,133	$117,347	$(18,214)	(15.5)%
Service	93,487	93,271	216	0.2%
Total revenue	$192,620	$210,618	$(17,998)	(8.5)%

	Six months ended		Decrease from prior year
	June 30, 2024	June 30, 2023	$	%
Product	$186,743	$210,665	$(23,922)	(11.4)%
Service	185,541	186,112	(571)	(0.3)%
Total revenue	$372,284	$396,777	$(24,493)	(6.2)%

Segment revenue for the three and six months ended June 30, 2024 and 2023 was as follows (in thousands):

	Three months ended June 30, 2024			Three months ended June 30, 2023
	Cloud and Edge	IP Optical Networks	Total	Cloud and Edge	IP Optical Networks	Total
Product	$39,586	$59,547	$99,133	$52,352	$64,995	$117,347
Service	70,969	22,518	93,487	72,904	20,367	93,271
Total revenue	$110,555	$82,065	$192,620	$125,256	$85,362	$210,618

	Six months ended June 30, 2024			Six months ended June 30, 2023
	Cloud and Edge	IP Optical Networks	Total	Cloud and Edge	IP Optical Networks	Total
Product	$71,099	$115,644	$186,743	$95,191	$115,474	$210,665
Service	141,125	44,416	185,541	144,545	41,567	186,112
Total revenue	$212,224	$160,060	$372,284	$239,736	$157,041	$396,777

The decrease in our product revenue in the three months ended June 30, 2024 compared to the three months ended June 30, 2023 was the result of $13 million of lower sales of our Cloud and Edge products and $5 million of lower sales of our IP Optical Networks products. The decrease in our product revenue in the six months ended June 30, 2024 compared to the six months ended June 30, 2023 was due to $24 million of lower sales of our Cloud and Edge products, partially offset by slightly higher sales of our IP Optical Networks products. The decrease in revenue from the sale of Cloud and Edge products in the three months ended June 30, 2024 was attributable to $8 million of lower sales to enterprise customers, including a slight delay in sales to a U.S. Federal agency to support voice network modernization that is now expected in the third quarter of 2024, and $4 million of lower sales to U.S. service providers. The decrease in revenue from the sale of IP Optical Networks products in the three months ended June 30, 2024 was attributable to $14 million of lower sales to service providers, partially offset by $9 million of higher sales to enterprise customers. The slight increase in revenue from the sale of IP Optical Networks products in the six months ended June 30, 2024 was attributable to $17 million of higher sales to enterprise customers, offset by just under $17 million of lower sales to service providers.

Revenue from sales to enterprise customers was 38% and 32% of our product revenue in the three months ended June 30, 2024 and 2023, respectively. These sales were made through both our direct sales team and indirect sales channel partners. Revenue from sales to enterprise customers was 41% and 31% in the six months ended June 30, 2024 and 2023, respectively. The increase in enterprise sales reflects stronger sales of our products to customers in the government sector.

Revenue from indirect sales through our channel partner program was 32% of our product revenue in both the three months ended June 30, 2024 and 2023 and 41% and 35% of our product revenue in the six months ended June 30, 2024 and 2023, respectively. The increase in channel sales in the six months ended June 30, 2024 reflects stronger IP Optical Networks deployments through systems integrators as well as sell-thru our service provider channel partners in Eastern Europe.

The timing of the completion of customer projects and revenue recognition criteria satisfaction may cause our product revenue to fluctuate from one period to the next.

Service revenue is primarily comprised of hardware and software maintenance and support (“maintenance revenue”) and network design, installation and other professional services (“professional services revenue”).

Service revenue for the three and six months ended June 30, 2024 and 2023 was comprised of the following (in thousands, except percentages):

	Three months ended		Increase/(decrease) from prior year
	June 30, 2024	June 30, 2023	$	%
Maintenance	$67,520	$69,628	$(2,108)	(3.0)%
Professional services	25,967	23,643	2,324	9.8%
	$93,487	$93,271	$216	0.2%

	Six months ended		Increase/(decrease) from prior year
	June 30, 2024	June 30, 2023	$	%
Maintenance	$135,901	$140,216	$(4,315)	(3.1)%
Professional services	49,640	45,896	3,744	8.2%
	$185,541	$186,112	$(571)	(0.3)%

Segment service revenue for the three and six months ended June 30, 2024 and 2023 was comprised of the following (in thousands):

	Three months ended June 30, 2024			Three months ended June 30, 2023
	Cloud and Edge	IP Optical Networks	Total	Cloud and Edge	IP Optical Networks	Total
Maintenance	$52,663	$14,857	$67,520	$55,034	$14,594	$69,628
Professional services	18,306	7,661	25,967	17,870	5,773	23,643
Total service revenue	$70,969	$22,518	$93,487	$72,904	$20,367	$93,271

	Six months ended June 30, 2024			Six months ended June 30, 2023
	Cloud and Edge	IP Optical Networks	Total	Cloud and Edge	IP Optical Networks	Total
Maintenance	$105,859	$30,042	$135,901	$109,844	$30,372	$140,216
Professional services	35,266	14,374	49,640	34,701	11,195	45,896
Total service revenue	$141,125	$44,416	$185,541	$144,545	$41,567	$186,112

Maintenance revenue was lower in the three and six months ended June 30, 2024 compared to the three and six months ended June 30, 2023 primarily due to modestly lower renewal rates from decommissioning some older legacy equipment with several Cloud & Edge customers and the timing of renewals in the IP Optical Networks segment.

Professional services revenue was higher in the three and six months ended June 30, 2024 compared to the same periods in 2023 primarily due to growing sales of IP Optical Networks services in the EMEA region.

The following customer contributed 10% or more of our revenue in the three and six months ended June 30, 2024 and 2023:

	Three months ended		Six months ended
Customer	June 30, 2024	June 30, 2023	June 30, 2024	June 30, 2023
Verizon Communications Inc.	12%	11%	11%	11%

Revenue from customers domiciled outside the United States was 58% and 53% in the three months ended June 30, 2024 and 2023, respectively, and 59% and 54% of revenue in the six months ended June 30, 2024 and 2023, respectively. Due to the timing of project completions, we expect that the domestic and international components as a percentage of revenue may fluctuate from quarter to quarter and year to year.

Our deferred product revenue was $10 million and $17 million at June 30, 2024 and December 31, 2023, respectively. Our deferred service revenue was $106 million and $116 million at June 30, 2024 and December 31, 2023, respectively. Our deferred revenue balance may fluctuate as a result of the timing of revenue recognition, customer payments, maintenance contract renewals, contractual billing rights and maintenance revenue deferrals included in multiple element arrangements.

We expect that our total revenue in 2024 will increase compared to our 2023 revenue primarily due to a stronger second half in both business segments, particularly with increased purchases from Verizon as part of a voice modernization project. From a regional perspective, we anticipate continued IP Optical Networks revenue growth in 2024 from North America, Europe, the Middle East and Africa, offset by lower revenue in Eastern Europe due to additional trade restrictions with this region. In the Cloud & Edge segment, we anticipate growth in enterprise, including U.S. Federal agencies, along with U.S. service provider spending that was lower in the first half of 2024, but is expected to rebound in the second half of the year.

Cost of Revenue/Gross Margin. Our cost of revenue consists primarily of amounts paid to third-party manufacturers for purchased materials and services, royalties, amortization of acquired technology, inventory valuation adjustments, warranty costs, and manufacturing and services personnel and related costs. Our cost of revenue, gross profit and gross margin for the three and six months ended June 30, 2024 and 2023 were as follows (in thousands, except percentages):

	Three months ended		Decrease from prior year
	June 30, 2024	June 30, 2023	$	%
Cost of revenue:
Product	$54,845	$67,927	(13,082)	(19.3)%
Service	33,376	33,782	(406)	(1.2)%
Amortization of acquired technology	6,532	7,439	(907)	(12.2)%
Total cost of revenue	$94,753	$109,148	(14,395)	(13.2)%

Gross profit	$97,867	$101,470	$(3,603)	(3.6)%

Gross margin	50.8%	48.2%

	Six months ended		Increase (decrease) from prior year
	June 30, 2024	June 30, 2023	$	%
Cost of revenue:
Product	$100,639	$129,990	(29,351)	(22.6)%
Service	68,740	69,087	(347)	(0.5)%
Amortization of acquired technology	13,083	14,828	(1,745)	(11.8)%
Total cost of revenue	$182,462	$213,905	(31,443)	(14.7)%

Gross profit	$189,822	$182,872	$6,950	3.8%

Gross margin	51.0%	46.1%
Our segment cost of revenue, gross profit and gross margin for the three and six months ended June 30, 2024 and 2023 were as follows (in thousands, except percentages):

	Three months ended June 30, 2024			Three months ended June 30, 2023
	Cloud and Edge	IP Optical Networks	Total	Cloud and Edge	IP Optical Networks	Total
Product	$15,774	$39,071	$54,845	$19,356	$48,571	$67,927
Service	22,105	11,271	33,376	22,974	10,808	33,782
Amortization of acquired technology	2,235	4,297	6,532	3,596	3,843	7,439
Total cost of revenue	$40,114	$54,639	$94,753	$45,926	$63,222	$109,148

Gross profit	$70,441	$27,426	$97,867	$79,330	$22,140	$101,470

Gross margin	63.7%	33.4%	50.8%	63.3%	25.9%	48.2%

	Six months ended June 30, 2024			Six months ended June 30, 2023
	Cloud and Edge	IP Optical Networks	Total	Cloud and Edge	IP Optical Networks	Total
Product	$27,182	$73,457	$100,639	$40,276	$89,714	$129,990
Service	45,709	23,031	68,740	46,928	22,159	69,087
Amortization of acquired technology	4,462	8,621	13,083	7,125	7,703	14,828
Total cost of revenue	$77,353	$105,109	$182,462	$94,329	$119,576	$213,905

Gross profit	$134,871	$54,951	$189,822	$145,407	$37,465	$182,872

Gross margin	63.6%	34.3%	51.0%	60.7%	23.9%	46.1%

Our gross margin was higher with a 3% increase overall in the three months ended June 30, 2024 compared to the three months ended June 30, 2023, due to an 8% increase in our IP Optical Networks segment and a slight increase in our Cloud & Edge segment. Our gross margin increased 5% in the six months ended June 30, 2024 compared to the same period in 2023 due to a 10% increase in our IP Optical Networks segment and a 3% increase in our Cloud & Edge segment. The higher margins in our IP Optical Networks segment were primarily attributable to favorable customer and product mix along with lower material, labor and royalty costs. Our Cloud and Edge segment's gross margin for the six months ended June 30, 2024 increased primarily due to favorable product mix and lower amortization of acquired technology costs.

We believe that our IP Optical Networks segment gross margin will maintain approximate current levels dependent on customer and product mix for the remainder of 2024. Our overall corporate gross margin in 2024 is expected to be very similar compared to 2023 with the Cloud & Edge revenue growing in the second half of the year, which has higher margins due to the higher software content in its products.

Research and Development. R&D expenses consist primarily of salaries and related personnel expenses and prototype costs for the design, development, testing, and enhancement of our products. R&D expenses for the three and six months ended June 30, 2024 and 2023 were as follows (in thousands, except percentages):

			Decrease from prior year
	June 30, 2024	June 30, 2023	$	%
Three months ended	$43,489	$47,776	$(4,287)	(9.0)%
Six months ended	$89,252	$99,080	$(9,828)	(9.9)%

The decrease in our R&D expenses in the three and six months ended June 30, 2024 compared to the three and six months ended June 30, 2023 was attributable to lower expenses in both of our segments. However, our IP Optical Networks segment contributed the most to the improvement by decreasing costs by $3 million and $8 million in the three and six months ended June 30, 2024, respectively. The reduced expenses are a combination of lower employee headcount and outside subcontractors resulting from the cost savings implemented in the 2023 Restructuring Plan.

Our IP Optical Networks R&D investment is focused on significantly expanding our portfolio of IP Routing solutions, adding additional features and capabilities to our Optical Transport portfolio, and supporting features in our next generation

SDN management and orchestration platform.

Some aspects of our R&D efforts require significant short-term expenditures, the timing of which may cause variability in our expenses. We believe that rapid technological innovation is critical to our long-term success, and we are tailoring our investments to meet the requirements of our customers and market. We believe that our R&D expenses will increase slightly in the second half of 2024 primarily due to annual employee compensation adjustments. However, we do expect that 2024 R&D expenses will be lower than 2023 overall, with reduced investment in both segments in areas such as sustaining engineering, as well as a full year benefit from the cost savings implemented in the 2023 Restructuring Plan.

Sales and Marketing Expenses. Sales and marketing expenses consist primarily of salaries and related personnel costs, commissions, travel and entertainment expenses, promotions, customer trial and evaluations inventory and other marketing and sales support expenses. Sales and marketing expenses for the three and six months ended June 30, 2024 and 2023 were as follows (in thousands, except percentages):

			Decrease from prior year
	June 30, 2024	June 30, 2023	$	%
Three months ended	$32,984	$33,905	$(921)	(2.7)%
Six months ended	$67,700	$69,304	$(1,604)	(2.3)%

The decrease in sales and marketing expenses in 2024 as compared to 2023 is primarily a result of the global sales organization realignment that reduced management layers, as well as reduced investment in under-performing regions, with essentially equal reductions in both of our operating segments.

We believe that our sales and marketing expenses in 2024 will be similar to 2023 as we continue to benefit from the realigned global sales structure.

General and Administrative Expenses. General and administrative expenses consist primarily of salaries and related personnel costs for executive and administrative personnel, and audit, legal and other professional fees. General and administrative expenses for the three and six months ended June 30, 2024 and 2023 were as follows (in thousands, except percentages):

			Increase from prior year
	June 30, 2024	June 30, 2023	$	%
Three months ended	$14,901	$14,346	$555	3.9%
Six months ended	$30,092	$28,391	$1,701	6.0%

The increase in general and administrative expenses in the three and six months ended June 30, 2024 compared to the three and six months ended June 30, 2023 was primarily attributable to higher legal fees related to certain specific legal matters.

We believe that our general and administrative expenses in 2024 will increase slightly compared to our 2023 levels, primarily due to higher employee costs and as a result of inflation.

Amortization of Acquired Intangible Assets included in Operating expenses. Amortization of acquired intangible assets included in Operating expenses ("Opex Amortization") for the three and six months ended June 30, 2024 and 2023 was as follows (in thousands, except percentages):

			Decrease from prior year
	June 30, 2024	June 30, 2023	$	%
Three months ended	$6,508	$7,260	$(752)	(10.4)%
Six months ended	$13,214	$14,524	$(1,310)	(9.0)%

Opex Amortization was lower for the three and six months ended June 30, 2024 compared to the three and six months ended June 30, 2023. We record our amortization in relation to expected future cash flows rather than on a straight-line basis. Accordingly, such expense may vary from one period to the next.

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

We recorded no such expenses in the three and six months ended June 30, 2024 compared to $0.5 million and $2.1 million of such expenses recorded in the three and six months ended June 30, 2023, respectively. These costs were related to integration following the Company's acquisition of ECI and included license fees for systems in the process of being retired.

Restructuring and Related. We have been committed to streamlining our operations and reducing operating costs by closing and consolidating certain facilities and reducing our worldwide workforce. Please see the additional discussion of our restructuring initiatives in the "Restructuring and Cost Reduction Initiatives" section of the Overview of this MD&A.

We recorded restructuring and related expense of $1.9 million and $4.3 million in the three months ended June 30, 2024 and 2023, respectively, and $5.0 million and $11.2 million in the six months ended June 30, 2024 and 2023, respectively. Although we have eliminated positions as part of our restructuring initiatives, we continue to hire in certain areas that we believe are important to our future growth.

Interest Expense, Net. Interest expense and interest income for the three and six months ended June 30, 2024 and 2023 were as follows (in thousands, except percentages):

	Three months ended		Decrease from prior year
	June 30, 2024	June 30, 2023	$	%
Interest income	$48	$57	$(9)	(15.8)%
Interest expense	(3,927)	(6,823)	$(2,896)	(42.4)%
Interest expense, net	$(3,879)	$(6,766)	$(2,887)	(42.7)%

	Six months ended		Increase (decrease) from prior year
	June 30, 2024	June 30, 2023	$	%
Interest income	$154	$116	$38	32.8%
Interest expense	(10,020)	(13,304)	$(3,284)	(24.7)%
Interest expense, net	$(9,866)	$(13,188)	$(3,322)	(25.2)%

Our Interest income was nominal in 2024 and 2023. Our interest expense in the three and six months ended June 30, 2024 and 2023 primarily represents interest, amortization of debt issuance costs and original issue discount, and the amortization of gains in accumulated other comprehensive (loss) income from the sales of our interest rate swap. Interest expense in the three and six months ended June 30, 2024 was lower than the three and six months ended June 30, 2023 primarily due to write offs related to the refinancing of the 2020 Credit Facility with a portion of the proceeds from the 2024 Credit Facility (both defined below) on June 21, 2024. The write offs related to the refinancing consisted of the remaining unamortized gains in accumulated other comprehensive (loss) income from the sales of our interest rate swap totaling $4.9 million, partially offset by the write off of debt issuance costs from the 2020 Credit Facility totaling $2.0 million. Our interest expense for the six months ended June 30, 2023 benefited from our interest rate swap that fixed our interest rate at 0.904% and was sold in March 2023. See Note 10 to our condensed consolidated financial statements for a discussion of the sale of our interest rate swap.

Other (Expense) Income, Net. We recorded other expense, net of $9.5 million and $2.7 million in the three months ended June 30, 2024 and 2023, respectively. We recorded other expense, net of $17.0 million and other income, net of $2.1 million in the six months ended June 30, 2024 and 2023, respectively. Other expense in the three months ended June 30, 2024 was primarily comprised of the fair value adjustment, call premium and accrued dividends related to our Preferred Stock that we redeemed on June 25, 2024. Other expense in the three months ended June 30, 2023 was primarily attributable to the change in the fair value of our Preferred Stock and Warrants, including dividends on the Preferred Stock. Other expense in the six months ended June 30, 2024 was primarily comprised of $5.7 million of fair value adjustments, $2.7 million of accrued dividends and the $1.8 million call premium on our Preferred Stock that we redeemed on June 25, 2024, and foreign currency exchange losses of $2.0 million. Other income in the six months ended June 30, 2023 was primarily attributable to the gain of $7.3 million recognized from Accumulated other comprehensive income in connection with the sale of our interest rate swap, partially offset by $3.5 million of costs incurred in the Private Placement.

Income Taxes. We recorded income tax provisions of $1.5 million and $5.4 million in the three months ended June 30, 2024 and 2023, respectively, and $4.9 million and $6.9 million in the six months ended June 30, 2024 and 2023, respectively. These amounts reflect our estimates of the effective rates expected to be applicable for the respective full fiscal years, adjusted for any discrete events, which are recorded in the period that they occur. These estimates are reevaluated each quarter based on our estimated tax rate for the full year. The estimated effective tax rate includes the impact of valuation allowances in various jurisdictions. We intend to continue to maintain a valuation allowance on our deferred tax assets until there is sufficient evidence to support the reversal of all or some portion of the respective allowances.

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

Liquidity and Capital Resources

Our condensed consolidated statements of cash flows are summarized as follows (in thousands):

	Six months ended
	June 30, 2024	June 30, 2023	Change
Net loss	$(47,177)	$(59,784)	$12,607
Adjustments to reconcile net loss to cash flows provided by operating activities	35,274	34,189	1,085
Changes in operating assets and liabilities	15,225	34,169	(18,944)
Net cash provided by operating activities	$3,322	$8,574	$(5,252)
Net cash used in investing activities	$(5,876)	$(4,091)	$(1,785)
Net cash provided by (used in) financing activities	$43,456	$(36,705)	$80,161

We had cash, cash equivalents, and restricted cash aggregating $67 million and $27 million at June 30, 2024 and December 31, 2023, respectively. We had cash held by our non-U.S. subsidiaries aggregating $23 million and $16 million at June 30, 2024 and December 31, 2023, respectively. If we elect to repatriate all of the funds held by our non-U.S. subsidiaries as of June 30, 2024, we do not believe that the amounts of potential withholding taxes that would arise from the repatriation would have a material effect on our liquidity.

On June 21, 2024, we entered into a Senior Secured Credit Facilities Agreement (the “2024 Credit Facility” and “2024 Credit Agreement”) as guarantor, with our wholly-owned subsidiary, Ribbon Communications Operating Company, Inc., as the borrower (“Borrower”), HPS Investment Partners, LLC ("HPS"), as administrative agent, and HPS and WhiteHorse Capital Management, LLC ("WhiteHorse" and, together with HPS, the "Lenders"), pursuant to which the Lenders have provided us with a $385 million senior secured credit facility comprised of (i) a $350 million term loan (the “2024 Term Loan”) and (ii) a $35 million revolving credit facility (the “2024 Revolver”), including a $20 million sublimit for letters of credit. The proceeds received from the 2024 Term Loan were used to (a) repay 100% of the amounts outstanding under the 2020 Credit Facility, (b)

redeem in full the Preferred Stock and (c) pay fees and expenses related to the 2024 Credit Facility. Any excess proceeds are expected to be used by us for working capital and other general corporate purposes.

The 2024 Term Loan and the 2024 Revolver bear interest, at the Borrower's option, at either the Alternate Base Rate (“ABR”) or Term Secured Overnight Financing Rate ("SOFR") with an Applicable Margin for each (all as defined in the 2024 Credit Agreement). Margins for the first six months are 5.25% per annum for ABR Loans and 6.25% per annum for SOFR Loans. Thereafter, margins vary based on our Consolidated Net Leverage Ratio, ranging from 4.75% to 5.25% per annum for ABR Loans and 5.75% to 6.25% per annum for SOFR Loans. The 2024 Term Loan and the 2024 Revolver will both mature on June 21, 2029. The 2024 Term Loan is to be repaid in equal quarterly installments: approximately $0.9 million beginning with the third quarter of 2024 through the second quarter of 2025; approximately $2.2 million beginning with the third quarter of 2025 and ending with the second quarter of 2027; and approximately $4.4 million quarterly thereafter, with the remaining principal balance of approximately $298.4 million due on the maturity date of June 21, 2029. In connection with the establishment of the 2024 Credit Facility, $7.7 million of original issue discount was withheld by the Lenders and we incurred $6.1 million of debt issuance costs for a total of $13.8 million that is being amortized to Interest expense, net over the term of the agreement.

Our previous credit facility was the Senior Secured Credit Facilities Credit Agreement (as amended, the "2020 Credit Facility"), which we entered into on March 3, 2020, by and among us, as a guarantor, Ribbon Communications Operating Company, Inc., as the borrower (the "Borrower"), Citizens Bank, N.A., Santander Bank, N.A., and others as lenders, ("Lenders"). For additional details regarding the terms of the 2024 Credit Facility and 2020 Credit Facility, see Note 9 to our condensed consolidated financial statements.

On March 24, 2023, we entered into the Sixth Amendment to the 2020 Credit Facility (the “Sixth Amendment”) effective March 30, 2023. The Sixth Amendment, among other things, increased the Maximum Consolidated Net Leverage Ratio (as defined in the 2020 Credit Facility), with the first, second and third quarters of 2023 increasing to 4.50:1.00. In the fourth quarter of 2023 and the first quarter of 2024, the Maximum Consolidated Net Leverage Ratio declines to 4.25:1.00 and 4.00:1.00, respectively. In all subsequent quarters, the Maximum Consolidated Senior Net Leverage Ratio will be fixed at 3.00:1.00 and the Maximum Consolidated Net Leverage Ratio will be fixed at 4.00:1.00. Also, the Sixth Amendment reduced the minimum Consolidated Fixed Charge Coverage Ratio (as defined in the 2020 Credit Facility) to 1.10:1.00 through the first quarter of 2024 and in all subsequent quarters the ratio will be fixed at 1.25:1.00. The Sixth Amendment reduced the maximum borrowings allowed under the 2020 Revolving Credit Facility from $100 million to $75 million and the sublimit available for letters of credit was reduced from $30 million to $20 million. In addition, the Sixth Amendment replaced LIBOR with the Secured Overnight Financing Rate ("SOFR") as the alternative rate that may be used by the Company for calculating interest owed under the 2020 Credit Facility with the margin now fixed at 4.5%. In conjunction with the Sixth Amendment, we made a $75 million prepayment that was applied to the final payment due upon maturity in March 2025 of approximately $200.4 million. The $75 million prepayment was almost entirely funded with the net proceeds from the Private Placement and the sales of our interest rate swap. Debt issuance costs associated with the Sixth Amendment totaled $1.7 million and were being amortized on a straight-line basis over the remaining life of the 2020 Credit Facility to Interest expense, net.

The 2020 Credit Facility, as amended, allowed us to incur junior secured or unsecured debt in an amount no less than $50 million, subject to certain conditions, including the requirement that 50% of the aggregate amount of such incurred debt (net of certain costs, fees and other amounts) must be applied to prepay the 2020 Credit Facility and compliance with certain leverage ratio-based covenant exceptions. Quarterly principal payments were required on the 2020 Term Loan aggregating approximately $5.0 million per quarter through March 31, 2024, and if the refinancing had not occurred, $10.0 million would have been required in each of the three quarters thereafter, with the remaining and final payment due on the maturity date in March 2025.

At June 30, 2024, we had an outstanding balance under the 2024 Term Loan of $350.0 million at an average interest rate of 11.6%, with no revolver balance and no letters of credit outstanding under our 2024 Credit Facility. Our interest rates under our 2020 Term Loan for the six months ended June 30, 2023 benefited from a hedge instrument that was in place, specifically a fixed rate swap, which was sold in March 2023 (see Note 10). We were in compliance with all covenants of the 2024 Credit Facility and 2020 Credit Facility at both June 30, 2024 and December 31, 2023, respectively, including the Consolidated Net Leverage Ratio calculation under the 2020 Credit Facility that considered our debt to include Preferred Stock.

We use letters of credit, bank guarantees and surety bonds in the course of our business. At June 30, 2024, we had $9.5 million of letters of credit, bank guarantees, and surety bonds outstanding (collectively, "Guarantees") under various uncommitted facilities and no letters of credit outstanding under the 2024 Credit Facility. At December 31, 2023, we had Guarantees aggregating $7.9 million, comprised of $2.7 million of letters of credit under the 2020 Credit Facility and $5.2 million of Other Guarantees. At June 30, 2024 and December 31, 2023, we had cash collateral of $2.9 million and $0.1 million, respectively, supporting the Guarantees, which are reported in Restricted cash in our condensed consolidated balance sheets.

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

As a result of exposure to interest rate movements, during March 2020, we entered into an interest rate swap arrangement, which effectively converted our $400 million term loan with its variable interest rate based upon one-month LIBOR to an aggregate fixed rate of 0.904%, plus a leverage-based margin as defined in the 2020 Credit Facility. On July 22, 2022, we sold $30 million of the notional amount of our interest rate swap back to our counterparty for $1.5 million, reducing the notional amount of this swap to $370 million. On August 16, 2022, we sold another $30 million of the notional amount of our interest rate swap back to our counterparty for $1.6 million, reducing the notional amount to $340 million, which approximated the term loan debt then outstanding. The gain in accumulated other comprehensive (loss) income related to the $60 million notional amount sold of $3.1 million was being released into earnings on a straight line basis over the remaining term of the 2020 Credit Facility as a decrease to interest expense, the amortization of which totaled $0.4 million and $0.5 million for the six months ended June 30, 2024 and 2023, respectively. The remaining unamortized gain in accumulated other comprehensive (loss) income of approximately $0.5 million was written off to interest expense in conjunction with the refinancing of the 2020 Credit Facility on June 21, 2024. On March 24, 2023, the Company received $9.4 million, consisting of $0.4 million of interest and $9.0 million for the sale of $170 million of its $340 million notional amount interest rate swap back to its counterparty, reducing the notional amount to $170 million. On March 27, 2023, the Company received $9.8 million, consisting of $0.4 million of interest and $9.4 million for the sale of the remaining $170 million of its interest rate swap back to its counterparty. The portion of the gain in accumulated other comprehensive (loss) income related to the term loan debt prepaid on the date of the final sale of our swap totaled $7.3 million and was released into earnings immediately as Other expense, net. The portion of the gain in accumulated other comprehensive (loss) income related to our remaining term loan debt balance totaled $12.0 million and was being released into earnings on a straight line basis over the remaining term of the 2020 Credit Facility as a decrease to interest expense beginning in the second quarter of 2023, the amortization of which was $3.0 million and $1.6 million for the six months ended June 30, 2024 and 2023, respectively. The remaining unamortized gain in accumulated other comprehensive (loss) income of $4.4 million was written off to interest expense in conjunction with the refinancing of the 2020 Credit Facility on June 21, 2024.

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

The effective portion of changes in the fair value of designated derivatives that qualify as cash flow hedges is recorded in Accumulated other comprehensive income in the condensed consolidated balance sheet and is subsequently reclassified into earnings in the period that the hedged forecasted transactions affect earnings. During the six months ended June 30, 2023, such a derivative was used to hedge the variable cash flows associated with the outstanding borrowings under the 2020 Credit Facility and the Company accounted for this derivative as an effective hedge until the final portion of the swap was sold on March 27, 2023. Any ineffective portion of the change in the fair value of the derivative would be recognized directly in earnings. However, we recorded no hedge ineffectiveness over the life of our swap. During the six months ended June 30, 2023, we recorded $7.3 million of Other expense, net due to the sale of our swap.

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

Our operating activities provided cash of $3.3 million in the six months ended June 30, 2024. This included a $6.7 million one time payment of accumulated dividends as a result of our redemption of our Preferred Stock liability on June 25, 2024. Cash provided by operating activities was also affected by lower accounts receivable and other operating assets, certain non-

cash expenses such as amortization of intangible assets and stock-based compensation, and the increase in the fair value of our Preferred Stock liability. These amounts were partially offset by our net loss and lower accounts payable, deferred revenue and accrued expenses and other long-term liabilities, higher inventory, and certain non-cash items such as amortization of an accumulated other comprehensive gain related to our interest rate swap and deferred income taxes. Higher revenue in our IP Optical Networks segment and lower operating expenses company-wide due to our various cost saving initiatives, including lower employee and facilities expenses, continue to positively affect our operating cash flow.

Cash provided by operating activities in the six months ended June 30, 2023 was $8.6 million, primarily resulting from higher product revenue in our IP Optical Networks segment and lower operating expenses company-wide due to our various cost saving initiatives. Collections of accounts receivable and lower employee and facilities expenses all positively affected our operating cash flow in 2023.

Cash Flows from Investing Activities

Our investing activities used $5.9 million and $4.1 million of cash in the six months ended June 30, 2024 and 2023, respectively, to purchase property and equipment.

Cash Flows from Financing Activities

Our financing activities provided $43.5 million of cash in the six months ended June 30, 2024. We received $342.3 million of proceeds from the issuance of term debt related to the 2024 Credit Facility, net of $7.7 million of original issue discount, that was established on June 21, 2024 to refinance the 2020 Credit Facility. Also, we had $44.1 million of both borrowings and principal payments under the 2020 Revolving Credit Facility. In conjunction with the establishment of the 2024 Credit Facility, we repaid the 2020 Term Debt amounting to $235.4 million, redeemed all of the outstanding Preferred Stock totaling $56.9 million, and paid $4.0 million in debt issuance costs. In addition, we paid $2.6 million of tax obligations related to the vesting of stock awards and units.

Our financing activities used $36.7 million of cash in the six months ended June 30, 2023, primarily due to $85.0 million of principal payments on our term debt, including a $75.0 million prepayment in connection with the Sixth Amendment to the 2020 Credit Facility, $1.6 million of debt issuance costs also paid in connection with the Sixth Amendment, and $3.5 million for the payment of tax obligations related to the vesting of stock awards and units. In addition, we received $53.4 million of proceeds from the issuance of the Preferred Stock and Warrants in the Private Placement.

The rate at which we consume cash is dependent upon the cash needs of our future operations, including our contractual obligations at June 30, 2024, primarily comprised of our debt principal and interest obligations as described above, and our operating lease and purchase obligations. Our operating lease obligations totaled $56.6 million at June 30, 2024, with payments to be made aggregating $9.1 million in the remainder of 2024, $10.9 million in 2025, $9.1 million in 2026 and $27.5 million thereafter. Estimated payments for purchase obligations for the full year 2024 total approximately $101 million. We anticipate devoting substantial capital resources to continue our R&D efforts, to maintain our sales, support and marketing, and for other general corporate activities. We believe that our financial resources, along with managing discretionary expenses, will allow us to manage the ongoing impact of inflation on our business operations. Looking ahead, we have developed contingency plans to reduce costs further if the situation deteriorates.

As of March 31, 2024, we did not have sufficient cash on hand or available liquidity to repay the $200.4 million due on March 3, 2025, the maturity date of the 2020 Credit Facility. Therefore, substantial doubt was raised about our ability to continue as a going concern. In response to these conditions, management's plans included refinancing the 2020 Credit Facility and we entered into a binding commitment letter (the "Commitment Letter") on May 15, 2024 for such refinancing. The refinancing contemplated by the Commitment Letter closed on June 21, 2024, establishing the 2024 Credit Facility, the proceeds of which, among other things, were used to repay all amounts outstanding under the 2020 Credit Facility. As a result, there is no longer substantial doubt about our ability to continue as a going concern.

Based on our current expectations, we believe that our current cash and available borrowings under the 2024 Credit Facility will be sufficient to meet our anticipated cash needs for working capital and capital expenditures for at least twelve months from the date of issuance of these financial statements.

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

Item 4.    Controls and Procedures

Disclosure Controls and Procedures

Evaluation of Disclosure Controls and Procedures. Our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")) as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of June 30, 2024.

Changes in Internal Control over Financial Reporting. There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter ended June 30, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

The outcome of litigation is inherently uncertain. If one or more legal matters were resolved against the Company in a reporting period for amounts above management's expectations, our financial condition and operating results for that reporting period could be materially adversely affected. We settled certain matters during the six months ended June 30, 2024 that did not individually or in the aggregate have a material impact on our financial condition or results of operations.

Item 1A. Risk Factors

Our business faces significant risks and uncertainties, which may have a material adverse effect on our business prospects, financial condition and results of operations, and you should carefully consider them. There have been no material changes in the six months ended June 30, 2024 to the risk factors described in Part I, Item 1A. of our Annual Report on Form 10-K for the year ended December 31, 2023.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(c) Issuer Purchases of Equity Securities

The following table provides information with respect to the shares of common stock repurchased by us for the periods indicated:

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet be Purchased Under the Plans or Programs
April 1, 2024 to April 30, 2024	593,611	$2.60	—	$—
May 1, 2024 to May 31, 2024	28,904	$3.30	—	$—
June 1, 2024 to June 30, 2024	50,910	$2.96	—	$—
Total	673,425	$2.66	—	$—

(1) Upon vesting of restricted stock awards, certain of our employees surrender to us a portion of the newly vested shares of common stock to satisfy the tax withholding obligations that arise in connection with such vesting. During the second quarter of 2024, 673,425 shares of restricted stock were returned to us by employees to satisfy tax withholding obligations arising in connection with vesting of restricted stock.

Item 5. Other Information

During the three months ended June 30, 2024, none of the Company's directors or officers (as defined in Rule 16a-1(f) of the Securities Exchange Act of 1934) adopted, terminated or modified a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408 of Regulation S-K of the Securities Act of 1933). During the three months ended June 30, 2024, the Company did not adopt, terminate or modify a Rule 10b5-1 trading arrangement.

Item 6.    Exhibits

Exhibit No.		Description
2.1		Agreement and Plan of Merger, dated as of November 14, 2019, by and among the Registrant, Ribbon Communications Israel Ltd., Eclipse Communications Ltd., ECI Telecom Group Ltd. and ECI Holding (Hungary) Korlátolt Felelősségű Társág (incorporated by reference to Exhibit 2.1 to the Registrant's Current Report on Form 8-K, filed November 14, 2019 with the SEC).
2.2		Amended and Restated Purchase Agreement, dated December 1, 2020, among Ribbon Communications Inc., Ribbon Communications Operating Company, Inc., Ribbon Communications International Limited and American Virtual Cloud Technologies, Inc. (incorporated by reference to Exhibit 2.1 to the Registrant's Current Report on Form 8-K, filed December 7, 2020 with the SEC).
3.1		Restated Certificate of Incorporation of the Registrant (incorporated by reference to Exhibit 3.2 to the Registrant's Current Report on Form 8-K12B, filed October 30, 2017 with the SEC).
3.2		Certificate of Amendment of the Restated Certificate of Incorporation of the Registrant (incorporated by reference to Exhibit 3.1 to the Registrant's Current Report on Form 8-K, filed November 28, 2017 with the SEC).
3.3		Certificate of Designation of Series A Preferred Stock (incorporated by reference to Exhibit 3.1 to the Registrant's Current Report on Form 8-K, filed March 30, 2023 with the SEC).
3.4		Certificate of Amendment of the Restated Certificate of Incorporation of the Registrant (incorporated by reference to Exhibit 3.1 to the Registrant's Current Report on Form 8-K, filed August 4, 2023 with the SEC).
3.5		Amended and Restated By-Laws of the Registrant (incorporated by reference to Exhibit 3.3 to the Registrant's Annual Report on Form 10-K, filed March 8, 2018 with the SEC).
4.1		Form of Warrant (incorporated by reference to Exhibit 4.1 to the Registrant's Current Report on Form 8-K, filed March 30, 2023 with the SEC).
10.1		Senior Secured Credit Facilities Credit Agreement, dated June 21, 2024 by and among the Company, as a guarantor, Ribbon Communications Operating Company, Inc., as the borrower, HPS Investment Partners, LLC, as administrative agent, HPS Investment Partners, LLC and Whitehorse Capital Management, LLC, as lenders, joint lead arrangers and joint bookrunners, and the other lenders party thereto (incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K, filed June 24, 2024 with the SEC).
31.1	*	Certificate of Ribbon Communications Inc. Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	*	Certificate of Ribbon Communications Inc. Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	#	Certificate of Ribbon Communications Inc. Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	#	Certificate of Ribbon Communications Inc. Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	*	Inline XBRL Instance Document
101.SCH	*	Inline XBRL Taxonomy Extension Schema
101.CAL	*	Inline XBRL Taxonomy Extension Calculation Linkbase
101.DEF	*	Inline XBRL Taxonomy Extension Definition Linkbase
101.LAB	*	Inline XBRL Taxonomy Extension Label Linkbase
101.PRE	*	Inline XBRL Taxonomy Extension Presentation Linkbase
104	*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)
_______________________________________
*    Filed herewith.
#    Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: July 29, 2024	RIBBON COMMUNICATIONS INC.

By:	/s/ Miguel A Lopez
Miguel A. Lopez Executive Vice President and Chief Financial Officer (Principal Financial Officer)