Form 10-Q
period 2024-09-30
Ribbon Communications Inc.
filed 2024-10-24
CIK 1708055

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2024

or

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

(978) 614-8100

(Registrant’s telephone number, including area code)

N/A

(Former name, former address and former fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $0.0001	RBBN	The Nasdaq Global Select Market

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒    No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

As of October 21, 2024, there were 175,383,687 shares of the registrant’s common stock, $0.0001 par value per share, outstanding.

RIBBON COMMUNICATIONS INC.

FORM 10-Q

QUARTERLY PERIOD ENDED SEPTEMBER 30, 2024

Cautionary Note Regarding Forward-Looking Statements

This report contains "forward-looking statements" within the meaning of the U.S. Private Securities Litigation Reform Act of 1995, which are subject to a number of risks and uncertainties. All statements other than statements of historical facts contained in this report, including statements regarding expected impacts from the war in Ukraine and the financial sanctions and trade restrictions imposed in connection therewith, future expenses and restructuring activities and the anticipated benefits thereof, results of operations and financial position, capital structure, impacts from the war in Israel, beliefs about our business strategy, availability of components for the manufacturing of our products, ongoing litigation, plans and objectives of management for future operations and manufacturing are forward-looking statements. Without limiting the foregoing, the words "anticipates", "believes", "could", "estimates", "expects", "intends", "may", "plans", "seeks" and other similar language, whether in the negative or affirmative, are intended to identify forward-looking statements, although not all forward-looking statements contain these identifying words. Forward-looking statements are based on our current expectations and assumptions regarding our business, the economy and other future conditions. Because forward-looking statements relate to the future, they are subject to inherent uncertainties, risks and changes in circumstances that are unknown and/or difficult to predict and that may cause our actual results, performance or achievements to be materially different from those expressed or implied by the forward-looking statements. Such risks and uncertainties include, but are not limited to, unpredictable fluctuations in quarterly revenue and operating results; the impact of restructuring and cost-containment activities; increases in tariffs, trade restrictions or taxes on our products; supply chain disruptions resulting from component availability and/or geopolitical instabilities and disputes (including those related to the wars in Israel and Ukraine); the closure, on a temporary basis, of our offices or those of our contract manufacturer in Israel as a result of the war and the impact of military call-ups of our employees in Israel; material litigation; the impact of fluctuations in interest rates; material cybersecurity and data intrusion incidents, including any security breaches resulting in the theft, transfer, or unauthorized disclosure of customer, employee, or company information; our ability to comply with applicable domestic and foreign information security and privacy laws, regulations and technology platform rules or other obligations related to data privacy and security; failure to compete successfully against telecommunications equipment and networking companies; failure to grow our customer base or generate recurring business from our existing customers; credit risks; the timing of customer purchasing decisions and our recognition of revenues; macroeconomic conditions, including inflation; our ability to adapt to rapid technological and market changes; our ability to generate positive returns on our research and development; our ability to protect our intellectual property rights and obtain necessary licenses; our ability to maintain partner, reseller, distribution and vendor support and supply relationships; the potential for defects in our products; risks related to the terms of our credit agreement; higher risks in international operations and markets; currency fluctuations; unanticipated adverse changes in legal, regulatory or tax laws; future accounting pronouncements or changes in our accounting policies; and/or failure or circumvention of our controls and procedures. We therefore caution you against relying on any of these forward-looking statements.

Additional important factors that could cause actual results to differ materially from those in these forward-looking statements are also discussed in Part I, Item 2, "Management’s Discussion and Analysis of Financial Condition and Results of Operations" and Part I, Item 1A and Part II, Item 7A, "Risk Factors" and "Quantitative and Qualitative Disclosures About Market Risk," respectively, of our Annual Report on Form 10-K for the year ended December 31, 2023. Any forward-looking statement made by us in this Quarterly Report on Form 10-Q speaks only as of the date on which this report was first filed. We undertake no obligation to publicly update any forward-looking statement, whether as a result of new information, future developments or otherwise, except as required by law.

PART I FINANCIAL INFORMATION

Item 1. Financial Statements

RIBBON COMMUNICATIONS INC.

Condensed Consolidated Balance Sheets

(in thousands, except share and per share data)

(unaudited)

	September 30,	December 31,
	2024	2023
Assets
Current assets:
Cash and cash equivalents	$37,240	$26,494
Restricted cash	2,853	136
Accounts receivable, net	249,183	268,421
Inventory	77,316	77,521
Other current assets	49,987	46,146
Total current assets	416,579	418,718
Property and equipment, net	48,782	41,820
Intangible assets, net	199,322	238,087
Goodwill	300,892	300,892
Deferred income taxes	84,472	69,761
Operating lease right-of-use assets	30,732	39,783
Other assets	33,980	35,092
	$1,114,759	$1,144,153
Liabilities and Stockholders’ Equity
Current liabilities:
Current portion of term debt	$4,813	$35,102
Accounts payable	78,939	85,164
Accrued expenses and other	102,942	91,687
Operating lease liabilities	10,644	15,739
Deferred revenue	95,761	113,381
Total current liabilities	293,099	341,073
Long-term debt, net of current	332,428	197,482
Warrant liability	5,587	5,295
Preferred stock liability, $0.01 par value per share; 10,000,000 shares authorized, none issued and outstanding at September 30, 2024; 55,000 shares issued and outstanding at December 31, 2023 ($56,650 liquidation preference)	—	53,337
Operating lease liabilities, net of current	33,249	38,711
Deferred revenue, net of current	16,751	19,218
Deferred income taxes	5,616	5,616
Other long-term liabilities	32,495	30,658
Total liabilities	719,225	691,390
Commitments and contingencies (Note 19)
Stockholders’ equity:
Common stock, $0.0001 par value per share; 240,000,000 shares authorized; 174,735,798 shares issued and outstanding at September 30, 2024; 172,083,667 shares issued and outstanding at December 31, 2023	17	17
Additional paid-in capital	1,967,952	1,958,909
Accumulated deficit	(1,580,549)	(1,519,950)
Accumulated other comprehensive income	8,114	13,787
Total stockholders’ equity	395,534	452,763
	$1,114,759	$1,144,153

See notes to the unaudited condensed consolidated financial statements.

RIBBON COMMUNICATIONS INC.

Condensed Consolidated Statements of Operations

(in thousands, except per share data)

(unaudited)

	Three months ended		Nine months ended
	September 30,	September 30,	September 30,	September 30,
	2024	2023	2024	2023
Revenue:
Product	$112,151	$108,501	$298,894	$319,166
Service	98,087	94,660	283,628	280,772
Total revenue	210,238	203,161	582,522	599,938
Cost of revenue:
Product	59,405	59,436	160,044	189,426
Service	34,893	33,065	103,633	102,152
Amortization of acquired technology	6,323	7,157	19,406	21,985
Total cost of revenue	100,621	99,658	283,083	313,563
Gross profit	109,617	103,503	299,439	286,375
Operating expenses:
Research and development	45,645	46,229	134,897	145,309
Sales and marketing	33,060	32,795	100,760	102,099
General and administrative	21,588	12,885	51,680	41,276
Amortization of acquired intangible assets	6,457	7,216	19,671	21,740
Acquisition-, disposal- and integration-related	—	842	—	2,982
Restructuring and related	3,794	2,680	8,779	13,924
Total operating expenses	110,544	102,647	315,787	327,330
(Loss) income from operations	(927)	856	(16,348)	(40,955)
Interest expense, net	(11,952)	(7,143)	(21,818)	(20,331)
Other income (expense), net	1,056	(2,620)	(15,960)	(536)
Loss before income taxes	(11,823)	(8,907)	(54,126)	(61,822)
Income tax provision	(1,599)	(4,594)	(6,473)	(11,463)
Net loss	$(13,422)	$(13,501)	$(60,599)	$(73,285)
Loss per share:
Basic	$(0.08)	$(0.08)	$(0.35)	$(0.43)
Diluted	$(0.08)	$(0.08)	$(0.35)	$(0.43)
Weighted average shares used to compute loss per share:
Basic	174,613	171,190	173,615	169,955
Diluted	174,613	171,190	173,615	169,955

See notes to the unaudited condensed consolidated financial statements.

RIBBON COMMUNICATIONS INC.

Condensed Consolidated Statements of Comprehensive Loss

(in thousands)

(unaudited)

	Three months ended		Nine months ended
	September 30,	September 30,	September 30,	September 30,
	2024	2023	2024	2023
Net loss	$(13,422)	$(13,501)	$(60,599)	$(73,285)
Other comprehensive income (loss), net of tax:
Unrealized loss on interest rate swap, net of reclassifications and amortization into earnings	—	(1,322)	(6,019)	(8,544)
Reclassification of gain to other income (expense), net upon sale of interest rate swap	—	—	—	(5,099)
Foreign currency translation adjustments	286	(3)	346	(588)
Other comprehensive income (loss), net of tax	286	(1,325)	(5,673)	(14,231)
Comprehensive loss, net of tax	$(13,136)	$(14,826)	$(66,272)	$(87,516)

See notes to the unaudited condensed consolidated financial statements.

RIBBON COMMUNICATIONS INC.

Condensed Consolidated Statements of Stockholders’ Equity

(in thousands, except shares)

(unaudited)

Three months ended September 30, 2024
					Accumulated
			Additional		other	Total
	Common stock		paid-in	Accumulated	comprehensive	stockholders'
	Shares	Amount	capital	deficit	(loss) income	equity
Balances, July 1, 2024	174,437,242	$17	$1,964,304	$(1,567,127)	$7,828	$405,022
Exercise of stock options	53	—	—	—	—	—
Vesting of restricted stock awards and units	417,633	—	—	—	—	—
Shares of restricted stock returned to the Company under net share settlements to satisfy tax withholding obligations	(119,130)	—	(397)	—	—	(397)
Stock-based compensation expense	—	—	4,045	—	—	4,045
Other comprehensive income	—	—	—	—	286	286
Net loss	—	—	—	(13,422)	—	(13,422)
Balances, September 30, 2024	174,735,798	$17	$1,967,952	$(1,580,549)	$8,114	$395,534

Nine months ended September 30, 2024
					Accumulated
			Additional		other	Total
	Common stock		paid-in	Accumulated	comprehensive	stockholders'
	Shares	Amount	capital	deficit	(loss) income	equity
Balances, January 1, 2024	172,083,667	$17	$1,958,909	$(1,519,950)	$13,787	$452,763
Exercise of stock options	8,677	—	17	—	—	17
Vesting of restricted stock awards and units	3,444,670	—	—	—	—	—
Vesting of performance-based stock units	288,672	—	—	—	—	—
Shares of restricted stock returned to the Company under net share settlements to satisfy tax withholding obligations	(1,089,888)	—	(3,035)	—	—	(3,035)
Stock-based compensation expense	—	—	12,061	—	—	12,061
Other comprehensive loss	—	—	—	—	(5,673)	(5,673)
Net loss	—	—	—	(60,599)	—	(60,599)
Balances, September 30, 2024	174,735,798	$17	$1,967,952	$(1,580,549)	$8,114	$395,534

See notes to the unaudited condensed consolidated financial statements.

RIBBON COMMUNICATIONS INC.

Condensed Consolidated Statements of Stockholders’ Equity

(in thousands, except shares)

(unaudited)

Three months ended September 30, 2023
					Accumulated
			Additional		other	Total
	Common stock		paid-in	Accumulated	comprehensive	stockholders'
	Shares	Amount	capital	deficit	(loss) income	equity
Balances, July 1, 2023	170,958,400	$17	$1,950,079	$(1,513,528)	$17,679	$454,247
Exercise of stock options	6,899	—	13	—	—	13
Vesting of restricted stock awards and units	612,818	—	—	—	—	—
Shares of restricted stock returned to the Company under net share settlements to satisfy tax withholding obligations	(160,745)	—	(456)	—	—	(456)
Stock-based compensation expense	—	—	4,950	—	—	4,950
Other comprehensive loss	—	—	—	—	(1,325)	(1,325)
Net loss	—	—	—	(13,501)	—	(13,501)
Balances, September 30, 2023	171,417,372	$17	$1,954,586	$(1,527,029)	$16,354	$443,928

Nine months ended September 30, 2023
					Accumulated
			Additional		other	Total
	Common stock		paid-in	Accumulated	comprehensive	stockholders'
	Shares	Amount	capital	deficit	(loss) income	equity
Balances, January 1, 2023	168,324,995	$17	$1,941,569	$(1,453,744)	$30,585	$518,427
Exercise of stock options	7,816		15	—	—	15
Vesting of restricted stock awards and units	3,927,390	—	—	—	—	—
Vesting of performance-based stock units	381,071	—	—	—	—	—
Shares of restricted stock returned to the Company under net share settlements to satisfy tax withholding obligations	(1,223,900)	—	(3,912)	—	—	(3,912)
Stock-based compensation expense	—	—	16,914	—	—	16,914
Other comprehensive loss	—	—	—	—	(14,231)	(14,231)
Net loss	—	—	—	(73,285)	—	(73,285)
Balances, September 30, 2023	171,417,372	$17	$1,954,586	$(1,527,029)	$16,354	$443,928

See notes to the unaudited condensed consolidated financial statements.

RIBBON COMMUNICATIONS INC.

Condensed Consolidated Statements of Cash Flows

(in thousands)

(unaudited)

	Nine months ended
	September 30,	September 30,
	2024	2023
Cash flows from operating activities:
Net loss	$(60,599)	$(73,285)
Adjustments to reconcile net loss to cash flows used in operating activities:
Depreciation and amortization of property and equipment	10,131	10,603
Amortization of intangible assets	39,077	43,725
Amortization of debt issuance costs and original issue discount	4,137	2,517
Amortization of accumulated other comprehensive gain related to interest rate swap	(8,196)	(3,818)
Stock-based compensation	12,061	16,914
Deferred income taxes	(14,614)	(3,617)
Gain on sale of swap	—	(7,301)
Change in fair value of warrant liability	292	(444)
Change in fair value of preferred stock liability	8,091	(572)
Dividends accrued on preferred stock liability	2,743	2,573
Payment of dividends accrued on preferred stock liability	(6,686)	—
Foreign currency exchange losses	1,357	1,174
Changes in operating assets and liabilities:
Accounts receivable	18,896	31,345
Inventory	(1,630)	(4,327)
Other operating assets	9,456	27,785
Accounts payable	(7,580)	(22,276)
Accrued expenses and other long-term liabilities	1,624	(16,255)
Deferred revenue	(20,087)	(7,793)
Net cash used in operating activities	(11,527)	(3,052)
Cash flows from investing activities:
Purchases of property and equipment	(14,428)	(6,620)
Purchases of software licenses	(462)	—
Net cash used in investing activities	(14,890)	(6,620)
Cash flows from financing activities:
Borrowings under revolving line of credit	44,106	67,000
Principal payments on revolving line of credit	(44,106)	(57,000)
Proceeds from issuance of term debt	342,300	—
Principal payments of term debt	(236,270)	(90,044)
Payment of debt issuance costs	(5,985)	(1,572)
Proceeds from issuance of preferred stock and warrant liabilities	—	53,350
Payment of preferred stock liability	(56,850)	—
Proceeds from the exercise of stock options	17	15
Payment of tax obligations related to vested stock awards and units	(3,035)	(3,912)
Net cash provided by (used in) financing activities	40,177	(32,163)
Effect of exchange rate changes on cash and cash equivalents	(297)	(926)
Net increase (decrease) in cash and cash equivalents	13,463	(42,761)
Cash, cash equivalents and restricted cash, beginning of year	26,630	67,262
Cash, cash equivalents and restricted cash, end of period	$40,093	$24,501

RIBBON COMMUNICATIONS INC.

Condensed Consolidated Statements of Cash Flows (continued)

(in thousands)

(unaudited)

	Nine months ended
	September 30,	September 30,
	2024	2023
Supplemental disclosure of cash flow information:
Interest paid	$22,851	$18,606
Income taxes paid	$12,807	$9,721
Income tax refunds received	$1,294	$1,160
Supplemental disclosure of non-cash investing activities:
Capital expenditures incurred, but not yet paid	$3,946	$2,505
Inventory transfers to property and equipment	$1,297	$1,524
Supplemental disclosure of non-cash financing activities:
Fair value of vested restricted and performance-based stock grants	$10,454	$13,454

See notes to the unaudited condensed consolidated financial statements.

RIBBON COMMUNICATIONS INC.

Notes to Condensed Consolidated Financial Statements

(unaudited)

(1) BASIS OF PRESENTATION

Business

Ribbon Communications Inc. ("Ribbon" or the "Company") is a leading global provider of communications technology to service providers and enterprises. The Company provides a broad range of software and high-performance hardware products, network solutions, and services that enable the secure delivery of data and voice communications, and high-bandwidth networking and connectivity for residential consumers and for small, medium, and large enterprises and industry verticals such as finance, education, government, utilities, and transportation. Ribbon’s mission is to create a recognized global technology leader providing cloud-centric solutions that enable the secure exchange of information, with unparalleled scale, performance, and elasticity. The Company is headquartered in Plano, Texas, and has a global presence with research and development, or sales and support locations in over thirty countries around the world.

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

Interim results are not necessarily indicative of results for a full year or any future interim period. The information included in this Quarterly Report on Form 10-Q should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2023, as amended (the "Annual Report"), which was filed with the SEC on February 28, 2024.

Operating Segments

The Company’s chief operating decision maker (the "CODM") is its president and chief executive officer. The CODM assesses the Company’s performance based on the performance of two separate organizations within Ribbon: the Cloud and Edge segment ("Cloud and Edge") and the IP Optical Networks segment ("IP Optical Networks").

Significant Accounting Policies

The Company’s significant accounting policies are disclosed in Note 2 to the Consolidated Financial Statements included in the Annual Report. There were no material changes to the significant accounting policies during the nine months ended September 30, 2024.

Principles of Consolidation

The condensed consolidated financial statements include the accounts of Ribbon and its wholly-owned subsidiaries. Intercompany transactions and balances have been eliminated in consolidation.

Use of Estimates and Judgments

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting periods. Significant estimates and judgments relied upon in preparing these condensed consolidated financial statements include revenue recognition for multiple element arrangements, inventory valuations, assumptions used to determine the fair value of stock-based compensation and the Preferred Stock and Warrants, intangible asset and goodwill valuations,

RIBBON COMMUNICATIONS INC.

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

including impairments, warranty accruals, legal contingencies and recoverability of Ribbon’s net deferred tax assets and the related valuation allowances. Ribbon regularly assesses these estimates and records changes in estimates in the period in which they become known. Ribbon bases its estimates on historical experience and various other assumptions that it believes to be reasonable under the circumstances. Actual results could differ from those estimates.

Restricted Cash

The Company classifies as restricted cash all cash pledged as collateral to secure long-term obligations and all cash otherwise limited in use by contractual provisions. At September 30, 2024 and December 31, 2023, the Company had $2.9 million and $0.1 million of restricted cash, respectively, representing restricted short-term bank deposits pledged to secure certain guarantees and surety bonds as security for the Company’s obligations under tenders, and contracts.

Transfers of Financial Assets

The Company’s IP Optical Networks segment maintains customer receivables factoring agreements with a number of financial institutions. Under the terms of these agreements, the Company may transfer receivables to the financial institutions, on a non-recourse basis, provided that the financial institutions approve the receivables in advance. The Company maintains credit insurance policies from major insurance providers or obtains letters of credit from the customers for a majority of its factored trade receivables. The Company accounts for the factoring of its financial assets as a sale of the assets and records the factoring fees, when incurred, as a component of interest expense in the condensed consolidated statements of operations, and the proceeds from the sales of receivables are included in cash from operating activities in the condensed consolidated statements of cash flows.

Factoring of accounts receivable and associated fees for the three and nine months ended September 30, 2024 and 2023 were as follows (in thousands):

	Three months ended		Nine months ended
	September 30,	September 30,	September 30,	September 30,
	2024	2023	2024	2023
Accounts receivable sold	$26,635	$24,701	$73,597	$73,028
Less factoring fees	(532)	(752)	(1,466)	(2,022)
Net cash proceeds	$26,103	$23,949	$72,131	$71,006

Recent Accounting Pronouncements

In December 2023, the Financial Accounting Standards Board (the "FASB") issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures (“ASU 2023-09”), which increases the disclosure requirements around rate reconciliation information and certain types of income taxes companies are required to pay. ASU 2023-09 will be effective for the Company beginning with its 2025 annual financial statements, with early adoption permitted. The Company expects the adoption of the standard will require certain additional income tax disclosures.

In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures (“ASU 2023-07”), which improves reportable segment disclosure requirements, including enhancement of the disclosures of significant segment expenses and interim disclosure requirements, to enable investors to better understand an entity's overall performance and assess potential future cash flows. ASU 2023-07 will be effective for the Company beginning with its 2024 annual financial statements and interim financial statements thereafter and will be applied retrospectively for all periods presented in the financial statements. The Company’s adoption of this standard will require certain additional segment disclosures.

RIBBON COMMUNICATIONS INC.

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

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

The shares used to compute loss per share were as follows (in thousands):

	Three months ended		Nine months ended
	September 30,	September 30,	September 30,	September 30,
	2024	2023	2024	2023
Weighted average shares outstanding—basic	174,613	171,190	173,615	169,955
Potential dilutive common shares	—	—	—	—
Weighted average shares outstanding—diluted	174,613	171,190	173,615	169,955

Options to purchase the Company’s common stock and unvested restricted and performance-based stock units aggregating 8.1 million and 14.4 million shares were excluded from the computation of diluted loss per share for the three and nine months ended September 30, 2024 and 2023, respectively, because their effect would have been antidilutive.

On March 28, 2023, the Company issued 55,000 shares of newly designated Series A Preferred Stock (the "Preferred Stock") to investors in a private placement offering at a price of $970 per share, along with 4.9 million warrants (the "Warrants") to purchase shares of the Company’s common stock, par value $0.0001 per share (the "Private Placement"), at the exercise price of $3.77 per share. The proceeds from the Private Placement were approximately $53.4 million, including approximately $10 million from existing related party stockholders (See Note 11).

On June 25, 2024, the Company redeemed the Preferred Stock with a portion of the proceeds from its refinancing of the 2020 Credit Facility at a rate of 103% for a total of approximately $63.5 million. The Warrants remain outstanding and without modification. See Note 9 for a description of the refinancing of the 2020 Credit Facility.

As of September 30, 2024 and 2023, the potential number of dilutive shares from the Warrants totaled 4.9 million shares. However, there was no impact on weighted average shares outstanding from these Warrants for the three and nine months ended September 30, 2024 and 2023 as the average share price of the Company’s common stock was below the exercise price of $3.77 per share and their effect would have been antidilutive.

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

RIBBON COMMUNICATIONS INC.

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

(3) INVENTORY

Inventory at September 30, 2024 and December 31, 2023 consisted of the following (in thousands):

	September 30,	December 31,
	2024	2023
On-hand final assemblies and finished goods inventories	$94,269	$93,077
Deferred cost of goods sold	2,409	3,269
	96,678	96,346
Less noncurrent portion (included in Other assets)	(19,362)	(18,825)
Current portion	$77,316	$77,521

(4) INTANGIBLE ASSETS AND GOODWILL

The Company’s intangible assets at September 30, 2024 and December 31, 2023 consisted of the following (in thousands):

	Weighted
	average
	amortization			Net
	period		Accumulated	carrying
September 30, 2024	(years)	Cost	amortization	value
Developed technology	7.84	$340,380	$257,078	$83,302
Customer relationships	11.86	268,140	154,346	113,794
Trade names	3.88	5,000	4,969	31
Software licenses	3.00	5,748	3,553	2,195
	9.50	$619,268	$419,946	$199,322

	Weighted
	average
	amortization			Net
	period		Accumulated	carrying
December 31, 2023	(years)	Cost	amortization	value
Developed technology	7.84	$340,380	$239,066	$101,314
Customer relationships	11.86	268,140	134,743	133,397
Trade names	3.88	5,000	4,901	99
Software licenses	3.00	5,436	2,159	3,277
	9.51	$618,956	$380,869	$238,087

Estimated future amortization expense for the Company’s intangible assets at September 30, 2024 was as follows (in thousands):

Years ending December 31,
Remainder of 2024	$11,785
2025	44,192
2026	39,143
2027	33,979
2028	23,400
2029	18,379
Thereafter	28,444
$199,322

RIBBON COMMUNICATIONS INC.

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

There were no changes to the carrying value of the Company’s goodwill in the nine months ended September 30, 2024 and 2023. The components of goodwill at both September 30, 2024 and 2023 were as follows (in thousands):

	Cloud and	IP Optical
	Edge	Networks	Total
Goodwill	$392,302	$191,996	$584,298
Accumulated impairment losses	(167,406)	(116,000)	(283,406)
	$224,896	$75,996	$300,892

(5) FAIR VALUE HIERARCHY

The carrying amounts of the Company’s cash equivalents, accounts receivable, accounts payable and borrowings under a revolving credit facility in the condensed consolidated balance sheets approximates fair value due to the immediate or short-term nature of these financial instruments. Ribbon’s term debt balance as of September 30, 2024 and December 31, 2023 of $349.1 million and $235.4 million, respectively, had a fair value of approximately $330.4 million and $235.1 million, respectively. The Company’s Warrant liability had a fair value of $5.6 million and $5.3 million as of September 30, 2024 and December 31, 2023, respectively. The Company’s Preferred Stock had a fair value of $53.3 million as of December 31, 2023 and was fully redeemed on June 25, 2024.

Fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. As such, fair value is a market-based measurement that should be determined based on assumptions that market participants would use in pricing an asset or a liability. The three-tier fair value hierarchy is based on the level of independent, objective evidence surrounding the inputs used to measure fair value. A financial instrument’s categorization within the fair value hierarchy is based upon the lowest level of input that is significant to the fair value measurement. The fair value hierarchy is as follows:

Level 1. Level 1 applies to assets or liabilities for which there are quoted prices in active markets for identical assets or liabilities. The Company had no assets or liabilities fair valued using Level 1 input at September 30, 2024 or December 31, 2023.

Level 2. Level 2 applies to assets or liabilities for which there are inputs that are directly or indirectly observable in the marketplace, such as quoted prices for similar assets or liabilities in active markets or quoted prices for identical assets or liabilities in markets with insufficient volume or infrequent transactions (less active markets). At December 31, 2023, the Company determined the fair value of its defined benefit plans’ assets using Level 2 input. There were no significant changes to the Company’s defined benefit plans’ assets during the nine months ended September 30, 2024 that required the calculation of their fair value as of September 30, 2024.

Level 3. Level 3 applies to assets or liabilities for which there are unobservable inputs to the valuation methodology that are significant to the measurement of the fair value of the assets or liabilities. Level 3 input was used to determine the fair value of the Company’s Warrants at September 30, 2024 and the fair value of the Company’s Preferred Stock and Warrants at December 31, 2023.

RIBBON COMMUNICATIONS INC.

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

(6) ACCRUED EXPENSES AND OTHER

Accrued expenses at September 30, 2024 and December 31, 2023 consisted of the following (in thousands):

	September 30,	December 31,
	2024	2023
Employee compensation and related costs	$36,982	$33,682
Professional fees	19,232	19,702
Taxes payable	13,538	8,383
Other	33,190	29,920
	$102,942	$91,687

(7) WARRANTY ACCRUALS

The changes in the Company’s accrual balance in the nine months ended September 30, 2024 were as follows (in thousands):

Balance at January 1, 2024	$12,243
Current period provisions	4,281
Settlements	(3,959)
Balance at September 30, 2024	$12,565

(8) RESTRUCTURING AND FACILITIES CONSOLIDATION INITIATIVES

The Company recorded restructuring and related expense aggregating $3.8 million and $2.7 million in the three months ended September 30, 2024 and 2023, respectively and $8.8 million and $13.9 million in the nine months ended September 30, 2024 and 2023, respectively. Restructuring and related expense includes restructuring expense (primarily severance and related costs), estimated future variable lease costs for vacated properties with no intent or ability of sublease, and accelerated rent amortization expense.

For restructuring events that involve lease assets and liabilities, the Company applies lease reassessment and modification guidance and evaluates the right-of-use assets for potential impairment. If the Company plans to exit all or distinct portions of a facility and does not have the ability or intent to sublease, the Company will accelerate the amortization of each of those lease components through the vacate date. The accelerated amortization is recorded as a component of Restructuring and related expense in the Company’s condensed consolidated statements of operations. Related variable lease expenses will continue to be expensed as incurred through the vacate date, at which time the Company will reassess the liability balance to ensure it appropriately reflects the remaining liability associated with the premises and record a liability for the estimated future variable lease costs.

Accelerated amortization of lease assets is recognized from the date that the Company commences the plan to fully or partially vacate a facility, for which there is no intent or ability to enter into a sublease, through the final vacate date. Accelerated amortization of lease assets that are included as a component of restructuring and related expense are excluded from the restructuring accrual activity tables below, as the liability for lease payments for these facilities is included as a component of current and noncurrent Operating lease liabilities in the Company’s condensed consolidated balance sheets at September 30, 2024 and December 31, 2023 (see Note 16). The Company may incur additional future expense if it is unable to sublease other locations included in the Company’s facilities consolidation initiatives.

RIBBON COMMUNICATIONS INC.

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

Restructuring and related expense for the three and nine months ended September 30, 2024 and 2023 was comprised of the following (in thousands):

	Three months ended		Nine months ended
	September 30,	September 30,	September 30,	September 30,
	2024	2023	2024	2023
Severance and related costs	$2,289	$804	$4,264	$9,355
Variable and other facilities-related costs	1,505	1,653	4,515	3,784
Accelerated amortization of lease assets due to cease-use	—	223	—	785
	$3,794	$2,680	$8,779	$13,924

The CODM approved workforce reductions in 2024 for certain of the Company’s operating locations to correspond with the current sales levels in those areas. The Company recorded $2.2 million in the three months ended September 30, 2024 related to these actions. Any potential positions eliminated in countries outside of the United States are subject to local law and consultation requirements.

2023 Restructuring Plan

On February 22, 2023, the Company’s Board of Directors approved a strategic restructuring program (the "2023 Restructuring Plan") to streamline the Company’s operations in order to support the Company’s investment in critical growth areas. The 2023 Restructuring Plan includes, among other things, charges related to a workforce reduction. Any potential positions eliminated in countries outside the United States are subject to local law and consultation requirements.

In connection with the 2023 Restructuring Plan, the Company recorded restructuring and related expense of $0.1 million and $2.1 million in the three and nine months ended September 30, 2024, respectively, consisting entirely of severance related costs. A summary of the 2023 Restructuring Plan accrual activity for the nine months ended September 30, 2024 is as follows (in thousands):

	Balance at	Initiatives		Net transfer to	Balance at
	January 1,	charged to	Cash	operating lease	September 30,
	2024	expense	payments	accounts	2024
Severance	$671	$2,027	$(2,399)	$—	$299

2022 Restructuring Plan

On February 14, 2022, the Company’s Board of Directors approved a strategic restructuring program (the "2022 Restructuring Plan") to streamline the Company’s operations in order to support the Company’s investment in critical growth areas. The 2022 Restructuring Plan includes, among other things, charges related to a consolidation of facilities and a workforce reduction. Any positions eliminated in countries outside the United States are subject to local law and consultation requirements.

The Company recorded restructuring and related expense of $1.5 million and $4.5 million in the three and nine months ended September 30, 2024, respectively, in connection with the 2022 Restructuring Plan for variable and other facilities-related costs. A summary of the 2022 Restructuring Plan accrual activity for the nine months ended September 30, 2024 is as follows (in thousands):

	Balance at	Initiatives
	January 1,	charged to	Cash	Balance at
	2024	expense	payments	September 30, 2024
Variable and other facilities-related costs	$468	4,514	(4,613)	$369

RIBBON COMMUNICATIONS INC.

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

Balance Sheet Classification

The current portions of accrued restructuring were $2.7 million and $1.1 million at September 30, 2024 and December 31, 2023, respectively, and are included as components of Accrued expenses in the condensed consolidated balance sheets. The long-term portions of accrued restructuring are included as components of Other long-term liabilities in the condensed consolidated balance sheets. The long-term portions of accrued restructuring were $0.9 million and $1.1 million at September 30, 2024 and December 31, 2023, respectively.

(9) DEBT

2024 Credit Facility

On June 21, 2024, the Company entered into a Senior Secured Credit Facilities Credit Agreement (the “2024 Credit Facility” and “2024 Credit Agreement”) as guarantor, with the Company’s wholly-owned subsidiary, Ribbon Communications Operating Company, Inc., as the borrower (the “Borrower”), HPS Investment Partners, LLC ("HPS"), as administrative agent, and HPS and WhiteHorse Capital Management, LLC ("WhiteHorse" and, together with HPS, the "Lenders"), pursuant to which the Lenders provided the Company with a $385 million senior secured credit facility comprised of (i) a $350 million term loan (the “2024 Term Loan”) and (ii) a $35 million revolving credit facility (the “2024 Revolver”), including a $20 million sublimit for letters of credit. The proceeds received from the 2024 Term Loan were used to (a) repay 100% of the amounts outstanding under the 2020 Credit Facility, (b) redeem in full the Preferred Stock and (c) pay fees and expenses related to the 2024 Credit Facility. The excess proceeds are being used by the Company for working capital and other general corporate purposes.

The 2024 Term Loan and the 2024 Revolver bear interest, at the Borrower’s option, at either the Alternate Base Rate (“ABR”) or Term Secured Overnight Financing Rate ("SOFR") with an Applicable Margin for each (all as defined in the 2024 Credit Agreement). Margins for the first six months are 5.25% per annum for ABR Loans and 6.25% per annum for SOFR Loans. Thereafter, margins vary based on the Company’s Consolidated Net Leverage Ratio, ranging from 4.75% to 5.25% per annum for ABR Loans and 5.75% to 6.25% per annum for SOFR Loans. The 2024 Term Loan and the 2024 Revolver will both mature on June 21, 2029. The 2024 Term Loan is being repaid in equal quarterly installments: approximately $0.9 million beginning with the third quarter of 2024 through the second quarter of 2025; approximately $2.2 million beginning with the third quarter of 2025 and ending with the second quarter of 2027; and approximately $4.4 million quarterly thereafter, with the remaining principal balance of approximately $298.4 million due on the maturity date of June 21, 2029. In connection with the establishment of the 2024 Credit Facility, $7.7 million of original issue discount was withheld by the Lenders and the Company incurred $6.1 million of debt issuance costs for a total of $13.8 million that is being amortized to Interest expense, net over the term of the 2024 Credit Facility.

The 2024 Credit Facility requires compliance with a Maximum Consolidated Net Leverage Ratio (the "Financial Covenant"), as defined in the 2024 Credit Facility, which is tested on a quarterly basis. The Company was in compliance with the Financial Covenant as of September 30, 2024.

The indebtedness and other obligations under the 2024 Credit Facility are irrevocably and unconditionally guaranteed on a joint and several basis by the Company and its subsidiaries (together, the "Guarantors"). The 2024 Credit Facility is secured on a first-priority basis by a lien on substantially all assets of the Borrower and the Guarantors.

2020 Credit Facility

On June 21, 2024, the Company used the proceeds from the 2024 Credit Facility to, among other things, repay all amounts outstanding under its Senior Secured Credit Facilities Credit Agreement, dated March 3, 2020 (as amended, the "2020 Credit Facility"), by and among the Company, as a guarantor, Ribbon Communications Operating Company, Inc.,

RIBBON COMMUNICATIONS INC.

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

as the borrower (the "Borrower"), Citizens Bank, N.A., Santander Bank, N.A., and others as lenders ("2020 Credit Facility Lenders"). The Company wrote off $2.0 million of debt issuance costs in conjunction with the early extinguishment of the 2020 Credit Facility.

The 2020 Credit Facility had a maturity date of March 2025 and originally provided for $500 million of commitments from the 2020 Credit Facility Lenders to the Borrower, comprised of $400 million in term loans (the "2020 Term Loan Facility") and a $100 million facility available for revolving loans (the "2020 Revolving Credit Facility"). Under the 2020 Revolving Credit Facility, a $30 million sublimit was originally available for letters of credit and a $20 million sublimit was available for swingline loans.

The indebtedness and other obligations under the 2020 Credit Facility were unconditionally guaranteed on a senior secured basis by the Company, Edgewater Networks, Inc., a wholly-owned subsidiary of the Company, and GENBAND Inc., a wholly-owned subsidiary of the Company (together, the "2020 Credit Facility Guarantors"). The 2020 Credit Facility was secured by first-priority liens on substantially all of the assets of the Borrower and the 2020 Credit Facility Guarantors, including substantially all of the assets of the Company.

The 2020 Credit Facility required compliance with certain financial covenants, including a minimum Consolidated Fixed Charge Coverage Ratio and a maximum Consolidated Net Leverage Ratio (each as defined in the 2020 Credit Facility, and each tested on a quarterly basis).

On March 24, 2023, the Company entered into the Sixth Amendment to the 2020 Credit Facility (the “Sixth Amendment”) effective March 30, 2023. The Sixth Amendment, among other things, increased the Maximum Consolidated Net Leverage Ratio (as defined in the 2020 Credit Facility), for the first, second and third quarters of 2023 to 4.50:1.00. In the fourth quarter of 2023 and the first quarter of 2024, the Maximum Consolidated Net Leverage Ratio declined to 4.25:1.00 and 4.00:1.00, respectively. Also, the Sixth Amendment reduced the minimum Consolidated Fixed Charge Coverage Ratio (as defined in the 2020 Credit Facility) to 1.10:1.00 through the first quarter of 2024. The Sixth Amendment reduced the maximum borrowings allowed under the 2020 Revolving Credit Facility from $100 million to $75 million and the sublimit available for letters of credit was reduced from $30 million to $20 million. In addition, the Sixth Amendment replaced LIBOR with SOFR as the alternative rate available to the Company for calculating interest owed under the 2020 Credit Facility with the margin fixed at 4.5%. In conjunction with the Sixth Amendment, the Company made a $75 million prepayment that was applied to the final payment due upon maturity in March 2025. The $75 million prepayment was almost entirely funded with the net proceeds from the Private Placement and the sales of the Company’s interest rate swap. Debt issuance costs associated with the Sixth Amendment totaled $1.7 million and were being amortized on a straight-line basis over the remaining life of the 2020 Credit Facility and were written off in conjunction with the early extinguishment of the 2020 Credit Facility on June 21, 2024.

The Company’s interest rates for the nine months ended September 30, 2023 under the 2020 Term Loan benefited from a hedge instrument that was in place, specifically a fixed rate swap, until it was sold in March 2023 (see Note 10). Following the sale of the fixed rate swap in March 2023, the Company’s interest rate was based upon U.S. dollar SOFR plus a fixed margin of 4.5%. The Company was in compliance with all covenants of the 2020 Credit Facility at December 31, 2023, including the Consolidated Net Leverage Ratio calculation that considered the Company’s debt to include Preferred Stock.

RIBBON COMMUNICATIONS INC.

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

The Company had the following outstanding borrowings, unamortized debt issuance costs and original issue discount, letters of credit, interest rates, and remaining borrowing capacity under the 2024 Credit Facility and the 2020 Credit Facility as of September 30, 2024 and December 31, 2023, respectively:

	September 30,	December 31,
	2024	2023
Current portion of Term Debt	$4,813	$35,102

Long-term Debt, net of Current:
Long-term Debt, net of Current (Face Amount)	$344,312	$200,293
Original Issue Discount	(6,611)	—
Unamortized Debt Issuance Costs - Contra-Liability	(5,273)	(2,811)
Long-term Debt, net of Current	$332,428	$197,482

Total Face Amount of Borrowings	$349,125	$235,395

Unamortized Original Issue Discount and Debt Issuance Costs:
Other Assets	1,183	557
Long-Term Debt - Contra Liability	11,884	2,811
Total Unamortized Original Issue Discount and Debt Issuance Costs	$13,067	$3,368

Letters of Credit Outstanding	$—	$2,711

Remaining Borrowing Capacity	$35,000	$72,289

Average Interest Rates:
Term Loan	11.2%	10.0%
Letters of Credit	—%	4.5%

The Company’s debt maturities as of September 30, 2024 were as follows:

Years ending December 31,
Remainder of 2024	$875
2025	6,125
2026	8,750
2027	13,125
2028	17,500
2029	302,750
$349,125

Letters of Credit and Other Guarantees

The Company uses letters of credit, bank guarantees, and surety bonds in the course of its business. At September 30, 2024, the Company had $10.4 million of letters of credit, bank guarantees, and surety bonds outstanding (collectively, "Guarantees") under various uncommitted facilities and no letters of credit outstanding under the 2024 Credit Facility. At December 31, 2023, the Company had Guarantees aggregating $7.9 million, comprised of the $2.7 million of letters of credit under the 2020 Credit Facility described above and $5.2 million of Other Guarantees. At September 30, 2024 and December 31, 2023, the Company had cash collateral of $2.9 million and $0.1 million, respectively, supporting the Guarantees, which are reported in Restricted cash in the Company’s condensed consolidated balance sheets.

RIBBON COMMUNICATIONS INC.

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

(10) DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

The Company is exposed to financial market risk related to foreign currency fluctuations and changes in interest rates. These exposures are actively monitored by management. To manage the volatility related to the exposure to changes in interest rates, the Company may enter into derivative financial instruments. Management’s objective has been to reduce, where it is deemed appropriate to do so, fluctuations in earnings and cash flows associated with changes in interest rates. Ribbon’s policies and practices are to use derivative financial instruments only to the extent necessary to manage exposures. Ribbon does not hold or issue derivative financial instruments for trading or speculative purposes.

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

Cash Flow Hedge of Interest Rate Risk

The 2024 Term Loan Facility and the 2020 Term Loan Facility had outstanding balances of $349.1 million and $235.4 million at September 30, 2024 and December 31, 2023, respectively. The 2024 Revolving Credit Facility and the 2020 Revolving Credit Facility were undrawn at September 30, 2024 and December 31, 2023, respectively. Borrowings under the 2024 Credit Facility and the 2020 Credit Facility have variable interest rates based on SOFR (see Note 9). As a result of exposure to interest rate movements, during March 2020, the Company entered into an interest rate swap arrangement, which effectively converted its $400 million term loan with its variable interest rate based upon one-month LIBOR to an aggregate fixed rate of 0.904%, plus a leverage-based margin as defined in the 2020 Credit Facility.

On July 22, 2022, the Company sold $30 million of the notional amount of its interest rate swap back to its counterparty for $1.5 million, reducing the notional amount of this swap to $370 million. On August 16, 2022, the Company sold another $30 million of the notional amount of its interest rate swap back to its counterparty for $1.6 million, reducing the notional amount to $340 million, which approximated the current level of our term loan debt then outstanding. The gain in accumulated other comprehensive (loss) income related to the $60 million notional amount sold of $3.1 million was being released into earnings on a straight line basis over the remaining term of the 2020 Credit Facility as a decrease to interest expense until it was refinanced on June 21, 2024, the amortization of which totaled $0.4 million and $0.7 million for the nine months ended September 30, 2024 and 2023, respectively. The remaining unamortized gain in accumulated other comprehensive (loss) income of approximately $0.5 million was written off to interest expense in conjunction with the refinancing of the 2020 Credit Facility on June 21, 2024. See Note 9 for a description of the refinancing.

On March 24, 2023, the Company received $9.4 million, consisting of $0.4 million of interest and $9.0 million for the sale of $170 million of its $340 million notional amount interest rate swap back to its counterparty, reducing the notional amount to $170 million. On March 27, 2023, the Company received $9.8 million, consisting of $0.4 million of interest and $9.4 million for the sale of the remaining $170 million of its interest rate swap back to its counterparty. The portion of the gain in accumulated other comprehensive (loss) income related to the term loan debt prepaid on the date of

RIBBON COMMUNICATIONS INC.

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

the final sale of our swap totaled $7.3 million and was released into earnings immediately as Other expense, net. The portion of the gain in accumulated other comprehensive (loss) income related to our remaining term loan debt balance was $12.0 million and was being released into earnings on a straight line basis over the remaining term of the 2020 Credit Facility as a decrease to interest expense until it was refinanced on June 21, 2024, the amortization of which totaled $3.0 million and $3.1 million for the nine months ended September 30, 2024 and 2023, respectively. The remaining unamortized gain in accumulated other comprehensive (loss) income of $4.4 million was written off to interest expense in conjunction with the refinancing of the 2020 Credit Facility on June 21, 2024. See Note 9 for a description of the refinancing.

The Company’s objectives in using interest rate derivatives have been to add stability to interest expense and to manage its exposure to interest rate movements. To accomplish these objectives, the Company has used an interest rate swap as part of its interest rate risk management strategy. Interest rate swaps designated as cash flow hedges involve the receipt of variable amounts from a counterparty in exchange for the Company making fixed-rate payments over the life of the related agreements without exchange of the underlying notional amount.

The effective portion of changes in the fair value of designated derivatives that qualify as cash flow hedges is recorded in accumulated other comprehensive income in the condensed consolidated balance sheet and is subsequently reclassified into earnings in the period that the hedged forecasted transactions affect earnings. During the nine months ended September 30, 2023, such a derivative was used to hedge the variable cash flows associated with the outstanding borrowings under the 2020 Credit Facility and the Company accounted for this derivative as an effective hedge until the final portion of the swap was sold on March 27, 2023. Any ineffective portion of the change in the fair value of the derivative would have been recognized directly in earnings. However, there was no hedge ineffectiveness recorded over the life of the swap.

Amounts reported in accumulated other comprehensive income related to the Company’s derivative are reclassified to interest expense as interest is accrued on the Company’s variable-rate debt. The impact of the Company’s derivative financial instrument on its condensed consolidated statements of comprehensive (loss) income for the three and nine months ended September 30, 2024 and 2023 was as follows, net of tax (in thousands):

	Three months ended		Nine months ended
	September 30,	September 30,	September 30,	September 30,
	2024	2023	2024	2023
Gain (loss) recognized in other comprehensive income (loss) on swap, net of tax	$—	$—	$—	$(2,715)
Amount reclassified from accumulated other comprehensive income to other expense, net upon sale of swap, net of tax	—	—	—	(5,099)
Amount reclassified from accumulated other comprehensive income to interest expense	—	(1,322)	(6,019)	(5,829)
Unrealized gain (loss) on interest rate swap, net of reclassifications and amortization	$—	$(1,322)	$(6,019)	$(13,643)

The Company had no derivative assets or liabilities at September 30, 2024 or December 31, 2023.

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

Changes in the fair value of the Preferred Stock and the Warrants are reported as Other expense, net in the Company’s condensed consolidated statements of operations.

The Company determined the fair value of the Warrants using Level 3 input. The key assumptions into the model utilized was as follows as of September 30, 2024:

Warrants
(Black-Scholes)
Stock price	$3.25
Strike price	$3.77
Risk-free rate	3.59%
Volatility	61.4%
Dividend yield	0.0%
Time to expiration (years)	2.5
Fair value of Warrant per share	$1.15

The changes in the Company’s Preferred Stock and Warrant liabilities for the nine months ended September 30, 2024 were as follows (in thousands):

Preferred stock
liability
Balance at January 1, 2024	$53,337
Payable in-kind dividends	2,743
Reversal of fair value adjustments	5,605
Call premium (3%)	1,851
Redemption (June 25, 2024)	(63,536)
Balance at September 30, 2024	$—

Warrant liability
Balance at January 1, 2024	$5,295
Fair value change	292
Balance at September 30, 2024	$5,587

The Preferred Stock, redeemed on June 25, 2024, was subordinate to the Company’s indebtedness and senior to the Company’s common stock or other equity. Holders of the Preferred Stock were entitled to cumulative dividends that accrued quarterly. Dividends were payable in-kind during the first year at a rate of 9.25%. At the Company’s option, the

RIBBON COMMUNICATIONS INC.

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

dividends were payable in-kind or in cash during the second year at a rate of 9.75%. Dividends thereafter were to be payable in cash at a rate of 12.00%. The proceeds from the Preferred Stock issuance were approximately $53.4 million, including $10.0 million from existing related party stockholders. Offering costs paid by the Company of approximately $3.5 million were recorded in Other expense, net in the year ended December 31, 2023. The net proceeds from the Private Placement were used for the repayment of debt. The Preferred Stock was redeemable on or after the first and second anniversaries of the closing date at a rate of 103% and 102%, respectively.

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

(12) REVENUE RECOGNITION

The Company derives revenue from two primary sources: products and services. Product revenue includes the Company’s hardware and software that function together to deliver the products’ essential functionality. Software and hardware are also sold on a standalone basis. Services include customer support (software updates, upgrades and technical support), consulting, design services, installation services and training. Generally, contracts with customers contain multiple performance obligations, consisting of products and services. For these contracts, the Company accounts for individual performance obligations separately if they are considered distinct.

When an arrangement contains more than one performance obligation, the Company will allocate the transaction price to each performance obligation on a relative standalone selling price basis. The Company utilizes the observable price of goods and services when they are sold separately to similar customers in order to estimate standalone selling price.

The Company’s software licenses typically provide a perpetual right to use the Company’s software. The Company also sells term-based software licenses that expire and Software-as-a-Service ("SaaS")-based software which are referred to as subscription arrangements. The Company does not customize its software nor are installation services required, as the customer has a right to utilize internal resources or a third-party service company. The software and hardware are delivered before related services are provided and are functional without professional services or customer support. The Company has concluded that its software licenses are functional intellectual property that are distinct, as the user can benefit from the software on its own. Product revenue is typically recognized upon transfer of control or when the software is made available for download, as this is the point the user of the software can direct the use of, and obtain substantially all of the remaining benefits from, the functional intellectual property. The Company begins to recognize software revenue related to the renewal of subscription software licenses at the start of the subscription period.

The Company offers warranties on its products. Certain of the Company’s warranties are considered to be assurance-type in nature, ensuring the product is functioning as intended. Assurance-type warranties do not represent separate performance obligations. The Company also sells separately-priced maintenance service contracts which qualify as service-type warranties and represent separate performance obligations. The Company does not allow and has no history of accepting product returns.

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

RIBBON COMMUNICATIONS INC.

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

The Company’s professional services include consulting, technical support, resident engineer services, design services and installation services. Because control transfers over time, revenue is recognized based on progress toward completion of the performance obligation. The method to measure progress toward completion requires judgment and is based on the nature of the products or services to be provided. The Company generally uses the input method to measure progress for its contracts because it believes such method best depicts the transfer of assets to the customer, which occurs as the Company incurs costs for the contracts. However, in some instances, the Company uses the output method because it best depicts the transfer of asset to the customer. Under the cost-to-cost measure of progress, the progress toward completion is measured based on the ratio of costs incurred to date to the total estimated costs at completion of the performance obligation. When the measure of progress is based upon expended labor, progress toward completion is measured as the ratio of labor time expended to date versus the total estimated labor time required to complete the performance obligation. Revenue is recorded proportionally as costs are incurred or as labor is expended. Costs to fulfill these obligations include internal labor as well as subcontractor costs.

Customer training includes courses offered by the Company. The related revenue is typically recognized as the training services are performed.

The Company’s typical performance obligations include the following:

When Performance Obligation is Typically
Performance Obligation	Satisfied	When Payment is Typically Due
Software and Product Revenue
Software licenses (perpetual or term)	Upon transfer of control; typically, when made available for download (point in time)	Generally, within 30 days of invoicing except for term licenses, which may be paid for over time
Software licenses (subscription)	Upon activation of hosted site (over time)	Generally, within 30 days of invoicing
Hardware	When control of the hardware passes to the customer; typically, upon delivery (point in time)	Generally, within 30 days of invoicing
Software upgrades	Upon transfer of control; typically, when made available for download (point in time)	Generally, within 30 days of invoicing
Customer Support Revenue
Customer support	Ratably over the course of the support contract (over time)	Generally, within 30 days of invoicing
Professional Services
Other professional services (excluding training services)	As work is performed (over time)	Generally, within 30 days of invoicing (upon completion of services)
Training	When the class is taught (point in time)	Generally, within 30 days of services being performed

Significant Judgments

The Company’s contracts with customers often include promises to transfer multiple products and services to the customer. Determining whether products and services are considered distinct performance obligations that should be accounted for separately versus together may require significant judgment.

Judgment is required to determine the standalone selling price ("SSP") for each distinct performance obligation. The Company typically has more than one SSP for individual products and services due to the stratification of those products

RIBBON COMMUNICATIONS INC.

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

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

Disaggregation of Revenue

The Company disaggregates its revenue from contracts with customers based on the nature of the products and services and the geographic regions in which each customer is domiciled. The Company’s revenue for the three and nine months ended September 30, 2024 and 2023 was disaggregated as follows:

			Service revenue
	Product	Service revenue	(professional
Three months ended September 30, 2024	revenue	(maintenance)	services)	Total revenue
United States	$58,198	$33,670	$17,690	$109,558
Europe, Middle East and Africa	24,708	17,918	7,141	49,767
Asia Pacific	25,590	10,262	2,388	38,240
Other	3,655	7,169	1,849	12,673
	$112,151	$69,019	$29,068	$210,238

			Service revenue
	Product	Service revenue	(professional
Three months ended September 30, 2023	revenue	(maintenance)	services)	Total revenue
United States	$40,162	$33,454	$12,440	$86,056
Europe, Middle East and Africa	31,969	18,268	8,120	58,357
Asia Pacific	32,070	10,016	3,043	45,129
Other	4,300	7,534	1,785	13,619
	$108,501	$69,272	$25,388	$203,161

			Service revenue
	Product	Service revenue	(professional
Nine months ended September 30, 2024	revenue	(maintenance)	services)	Total revenue
United States	$120,173	$99,156	$42,812	$262,141
Europe, Middle East and Africa	99,636	53,105	23,027	175,768
Asia Pacific	68,304	30,262	7,912	106,478
Other	10,781	22,397	4,957	38,135
	$298,894	$204,920	$78,708	$582,522

			Service revenue
	Product	Service revenue	(professional
Nine months ended September 30, 2023	revenue	(maintenance)	services)	Total revenue
United States	$131,774	$100,417	$35,135	$267,326
Europe, Middle East and Africa	88,235	56,393	22,374	167,002
Asia Pacific	89,495	29,552	8,456	127,503
Other	9,662	23,126	5,319	38,107
	$319,166	$209,488	$71,284	$599,938

RIBBON COMMUNICATIONS INC.

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

The Company’s product revenue from indirect sales through its channel partner program and from its direct sales program for the three and nine months ended September 30, 2024 and 2023 was as follows (in thousands):

	Three months ended		Nine months ended
	September 30,	September 30,	September 30,	September 30,
	2024	2023	2024	2023
Indirect sales through channel partner program	$38,000	$35,950	$114,958	$109,454
Direct sales	74,151	72,551	183,936	209,712
	$112,151	$108,501	$298,894	$319,166

The Company’s product revenue from sales to enterprise customers and from sales to service provider customers for the three and nine months ended September 30, 2024 and 2023 was as follows (in thousands):

	Three months ended		Nine months ended
	September 30,	September 30,	September 30,	September 30,
	2024	2023	2024	2023
Sales to enterprise customers	$40,002	$32,044	$115,912	$97,163
Sales to service provider customers	72,149	76,457	182,982	222,003
	$112,151	$108,501	$298,894	$319,166

The Company’s product revenue and service revenue components by segment for the three and nine months ended September 30, 2024 and 2023 were as follows (in thousands):

	Three months ended		Nine months ended
	September 30,	September 30,	September 30,	September 30,
	2024	2023	2024	2023
Product revenue:
Cloud and Edge	$53,455	$42,305	$124,554	$137,496
IP Optical Networks	58,696	66,196	174,340	181,670
Total product revenue	$112,151	$108,501	$298,894	$319,166

Service revenue:
Maintenance:
Cloud and Edge	$53,595	$55,004	$159,454	$164,848
IP Optical Networks	15,424	14,268	45,466	44,640
Total maintenance revenue	69,019	69,272	204,920	209,488
Professional services:
Cloud and Edge	21,028	18,456	56,294	53,157
IP Optical Networks	8,040	6,932	22,414	18,127
Total professional services revenue	29,068	25,388	78,708	71,284
Total service revenue	$98,087	$94,660	$283,628	$280,772

Revenue Contract Balances

The timing of revenue recognition, billings and cash collections results in billed accounts receivable; unbilled receivables, which are contract assets; and customer advances and deposits, which are contract liabilities, in the Company’s condensed consolidated balance sheets. Amounts are billed as work progresses in accordance with agreed-upon contractual terms, either at periodic intervals or upon achievement of contractual milestones. Completion of services and billing may occur subsequent to revenue recognition, resulting in contract assets. The Company may receive advances or deposits from its customers before revenue is recognized, resulting in contract liabilities that are

RIBBON COMMUNICATIONS INC.

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

classified as deferred revenue. These assets and liabilities are reported in the Company’s condensed consolidated balance sheets on a contract-by-contract basis as of the end of each reporting period. Changes in the contract asset and liability balances during the nine months ended September 30, 2024 were not materially impacted by any factors other than billing and revenue recognition. Nearly all of the Company’s deferred revenue balance is related to services revenue, primarily customer support contracts. Unbilled receivables stem primarily from engagements where services have been performed; however, billing cannot occur until services are completed.

In some arrangements, the Company allows customers to pay for term-based software licenses and products over the term of the software license. The Company also sells SaaS-based software under subscription arrangements, with payment terms over the term of the SaaS agreement. Amounts recognized as revenue in excess of amounts billed are recorded as unbilled receivables. Unbilled receivables that are anticipated to be invoiced in the next twelve months are included in Accounts receivable on the Company’s condensed consolidated balance sheets. The changes in the Company’s accounts receivable, unbilled receivables and deferred revenue balances for the nine months ended September 30, 2024 were as follows (in thousands):

		Unbilled	Deferred	Deferred
	Accounts	accounts	revenue	revenue
	receivable	receivable	(current)	(long-term)
Balance at January 1, 2024	$186,938	$81,483	$113,381	$19,218
Increase (decrease), net	(12,435)	(6,803)	(17,620)	(2,467)
Balance at September 30, 2024	$174,503	$74,680	$95,761	$16,751

The Company recognized approximately $95 million of revenue in the nine months ended September 30, 2024 that was recorded as deferred revenue at December 31, 2023 and approximately $92 million of revenue in the nine months ended September 30, 2023 that was recorded as deferred revenue at December 31, 2022. Of the Company’s deferred revenue reported as long-term in its condensed consolidated balance sheet at September 30, 2024, the Company expects that approximately $3 million will be recognized as revenue in 2025, approximately $7 million will be recognized as revenue in 2026 and approximately $7 million will be recognized as revenue in 2027 and beyond.

All freight-related customer invoicing is recorded as revenue, while the shipping and handling costs that occur after control of the promised goods or services transfer to the customer are reported as fulfillment costs, a component of Cost of revenue - product in the Company’s condensed consolidated statements of operations.

Deferred Commissions Cost

Sales commissions earned by the Company’s employees are considered incremental and recoverable costs of obtaining a contract with a customer. These costs have been deferred on our condensed consolidated balance sheet and are being amortized over the expected life of the customer contract, which is generally five years. At both September 30, 2024 and December 31, 2023, the Company had $3 million of deferred sales commissions capitalized.

(13) OPERATING SEGMENT INFORMATION

The Company has two reportable segments, which are intended to align with the manner in which the business is managed: Cloud and Edge, and IP Optical Networks.

The Cloud and Edge segment provides secure and reliable software and hardware products, solutions and services for enabling Voice over Internet Protocol ("VoIP") communications, Voice over Long-Term Evolution ("VoLTE") and Voice Over 5G ("VoNR") communications, and Unified Communications and Collaboration ("UC&C") within service provider and enterprise networks and from the cloud. The Cloud and Edge products are increasingly software-centric and cloud-native for deployment on private, public or hybrid cloud infrastructures, in data centers, on enterprise premises

RIBBON COMMUNICATIONS INC.

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

and within service provider networks. Ribbon’s Cloud and Edge product portfolio consists primarily of its Session Border Controller ("SBC") products and its Network Transformation products.

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

The CODM utilizes revenue and adjusted gross profit to measure and assess each segment’s performance. The Company calculates adjusted gross profit by excluding from cost of revenue: amortization of acquired technology, stock-based compensation, and may also exclude other items in future periods that the Company believes are not part of the Company’s core business. Adjusted gross profit is not a financial measure determined in accordance with U.S. GAAP, may not be comparable to similarly titled measures used by other companies, and should not be considered a substitute for gross profit or other results reported in accordance with U.S. GAAP. See below for a reconciliation of adjusted gross profit to gross profit which is the most directly comparable U.S. GAAP measure.

The tables below provide revenue, adjusted gross profit and depreciation expense by reportable segment for the three and nine months ended September 30, 2024 and 2023 (in thousands):

	Three months ended		Nine months ended
	September 30,	September 30,	September 30,	September 30,
	2024	2023	2024	2023
Segment revenue:
Cloud and Edge	$128,078	$115,765	$340,302	$355,501
IP Optical Networks	82,160	87,396	242,220	244,437
Revenue	$210,238	$203,161	$582,522	$599,938

	Three months ended		Nine months ended
	September 30,	September 30,	September 30,	September 30,
	2024	2023	2024	2023
Segment adjusted gross profit:
Cloud and Edge	$86,661	$78,455	$226,726	$231,729
IP Optical Networks	29,634	32,862	93,390	78,613
Total segment adjusted gross profit	116,295	111,317	320,116	310,342
Stock-based compensation expense	(355)	(657)	(1,271)	(1,982)
Amortization of acquired technology	(6,323)	(7,157)	(19,406)	(21,985)
Gross profit	$109,617	$103,503	$299,439	$286,375

	Three months ended		Nine months ended
	September 30,	September 30,	September 30,	September 30,
	2024	2023	2024	2023
Segment depreciation expense:
Cloud and Edge	$2,324	$2,426	$6,981	$7,402
IP Optical Networks	1,037	1,118	3,150	3,201
Depreciation expense	$3,361	$3,544	$10,131	$10,603

RIBBON COMMUNICATIONS INC.

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

(14) MAJOR CUSTOMERS

The following customer contributed 10% or more of the Company’s revenue in the three and nine months ended September 30, 2024 and 2023:

	Three months ended		Nine months ended
	September 30,	September 30,	September 30,	September 30,
	2024	2023	2024	2023
Verizon Communications Inc.	15%	11%	13%	11%

At September 30, 2024, Verizon Communications Inc. accounted for just over 10% of the Company’s accounts receivable balance. At December 31, 2023, no customer accounted for 10% or more of the Company’s accounts receivable balance. The Company performs ongoing credit evaluations of its customers and generally does not require collateral on accounts receivable. The Company maintains an allowance for doubtful accounts and such losses have historically been within management’s expectations.

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

Executive Equity Arrangements

Inducement Awards

In connection with his appointment as President and Chief Executive Officer of Ribbon on March 16, 2020, the Company awarded Bruce McClelland sign-on equity grants, comprised of RSUs and a PSU grant with both market and service conditions. The market conditions surrounding the PSUs granted were not met by the expiration date of September 1, 2024 and therefore the associated shares have been cancelled.

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

RIBBON COMMUNICATIONS INC.

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

Restricted Stock Units

The activity related to the Company’s RSUs for the nine months ended September 30, 2024 was as follows:

		Weighted
		Average
		Grant Date
	Shares	Fair Value
Unvested balance at January 1, 2024	7,091,368	$3.18
Granted	1,423,228	$3.22
Vested	(3,444,670)	$3.47
Forfeited	(326,985)	$3.18
Unvested balance at September 30, 2024	4,742,941	$2.99

The total grant date fair value of shares of restricted stock underlying RSUs that vested during the nine months ended September 30, 2024 was $11.9 million.

Performance-Based Stock Units

The activity related to the Company’s PSUs for the nine months ended September 30, 2024 was as follows:

		Weighted
		Average
		Grant Date
	Shares	Fair Value
Unvested balance at January 1, 2024	6,297,931	$2.07
Granted	1,338,985	$4.32
Vested	(288,672)	$3.14
Forfeited	(4,035,835)	$1.33
Unvested balance at September 30, 2024	3,312,409	$3.79

The total grant date fair value of shares of restricted stock underlying PSUs that vested during the nine months ended September 30, 2024 was $0.9 million.

Stock-Based Compensation

The condensed consolidated statements of operations include stock-based compensation for the three and nine months ended September 30, 2024 and 2023 as follows (in thousands):

	Three months ended		Nine months ended
	September 30,	September 30,	September 30,	September 30,
	2024	2023	2024	2023
Product cost of revenue	$64	$121	$234	$385
Service cost of revenue	291	536	1,037	1,597
Research and development	745	1,259	2,429	3,821
Sales and marketing	1,108	1,402	3,219	5,673
General and administrative	1,837	1,632	5,142	5,438
	$4,045	$4,950	$12,061	$16,914

RIBBON COMMUNICATIONS INC.

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

At September 30, 2024, there was $15.1 million, net of expected forfeitures, of unrecognized stock-based compensation expense related to unvested RSUs and PSUs. This expense is expected to be recognized over a weighted average period of approximately one year.

(16) LEASES

The Company has operating leases for corporate offices and research and development facilities and has historically had finance leases for certain equipment. Operating leases are reported separately in the Company’s condensed consolidated balance sheets. Assets acquired under finance leases, if any, are included in Property and equipment, net, in the condensed consolidated balance sheets.

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

Right-of-use assets and lease liabilities are initially measured based on the present value of the future minimum fixed lease payments (i.e., fixed payments in the lease contract) over the lease term at the commencement date. As the Company’s existing leases do not have a readily determinable implicit rate, the Company uses its incremental borrowing rate based on the information available at the commencement date in determining the present value of future minimum fixed lease payments. The Company calculates its incremental borrowing rate to reflect the interest rate that it would have to pay to borrow on a collateralized basis an amount equal to the lease payments in a similar economic environment over a similar term and considers its historical borrowing activities and market data from entities with comparable credit ratings in this determination. The measurement of the right-of-use asset also includes any lease payments made prior to the commencement date (excluding any lease incentives) and initial direct costs incurred. The Company assessed its right-of-use assets for impairment as of September 30, 2024 and December 31, 2023 and determined no impairment has occurred.

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

Certain leased facilities are being partially or fully vacated as part of the 2022 Restructuring Plan and for some of those facilities, the Company has no plans to enter into sublease agreements. Accordingly, the Company accelerated the amortization of those lease assets through the planned cease-use date of each facility, resulting in additional amortization expense $0.2 million and $0.8 million, respectively, in the three and nine months ended September 30, 2023. No such accelerated amortization was recorded in the three and nine months ended September 30, 2024. The Company did not record estimated future variable lease costs in the three and nine months ended September 30, 2024 or 2023 related to the 2022 Restructuring Plan.

RIBBON COMMUNICATIONS INC.

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

All incremental accelerated amortization and accruals for estimated future variable costs are included in Restructuring and related expense in the Company’s condensed consolidated statements of operations. At September 30, 2024 and December 31, 2023, the Company had accruals of $1.2 million and $1.5 million, respectively, for all future anticipated variable lease costs related to these facilities. The Company may incur additional future expense if it is unable to sublease other locations included in the Facilities Initiative.

The Company leases its corporate offices and other facilities under operating leases, which expire at various times through 2033.

The Company’s right-of-use lease assets and lease liabilities at September 30, 2024 and December 31, 2023 were as follows (in thousands):

		September 30,	December 31,
	Classification	2024	2023
Assets:
Operating lease assets	Operating lease right-of-use assets	$30,732	$39,783

Liabilities:
Current Operating	Operating lease liabilities	$10,644	$15,739
Non-Current Operating	Operating lease liabilities, net of current	33,249	38,711
Total Operating lease liabilities		$43,893	$54,450

The components of lease expense for the three and nine months ended September 30, 2024 and 2023 were as follows (in thousands):

	Three months ended		Nine months ended
	September 30,	September 30,	September 30,	September 30,
	2024	2023	2024	2023
Operating lease cost*	$4,165	$4,708	$12,471	$14,205
Short-term lease cost	3,362	3,454	10,216	10,544
Variable lease costs (costs excluded from minimum fixed lease payments)**	814	819	2,497	2,525
Sublease income	(209)	(282)	(686)	(1,105)
Net lease cost	$8,132	$8,699	$24,498	$26,169
*

No accelerated amortization was recorded in the three and nine months ended September 30, 2024. Operating lease costs for three and nine months ended September 30, 2023 included $0.2 million and $0.8 million, respectively, of accelerated amortization for certain assets partially or fully vacated with no intent or ability to sublease.

**

No variable lease costs were accrued in the three and nine months ended September 30, 2024 or 2023 for future estimated variable expenses related to certain assets partially or fully vacated with no intent or ability to sublease.

Cash flows related to the Company’s leases included in the measurement of operating lease liabilities were classified as operating cash flows and totaled $14.0 million and $14.3 million in the nine months ended September 30, 2024 and 2023, respectively.

RIBBON COMMUNICATIONS INC.

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

Other information related to the Company’s leases as of September 30, 2024 and December 31, 2023 was as follows:

	September 30,	December 31,
	2024	2023
Weighted average remaining lease term (years):
Operating leases	5.44	5.50
Weighted average discount rate:
Operating leases	7.20%	6.34%

Future minimum fixed lease payments under noncancelable leases at September 30, 2024 were as follows (in thousands):

Operating
leases
Remainder of 2024	$4,585
2025	11,118
2026	9,313
2027	7,987
2028	6,452
2029 and beyond	13,164
Total lease payments	52,619
Less: interest	(8,726)
Present value of lease liabilities	$43,893

(17) INCOME TAXES

The Company recorded income tax provisions of $6.5 million and $11.5 million in the nine months ended September 30, 2024 and 2023, respectively. These amounts reflect the Company’s estimates of the effective rates expected to be applicable for the respective full years, adjusted for any discrete events, which are recorded in the period in which they occur. These estimates are reevaluated each quarter based on the Company’s estimated tax expense for the full fiscal year. The estimated effective tax rate includes the impact of valuation allowances in various jurisdictions. The Company intends to continue to maintain a valuation allowance on its deferred tax assets until there is sufficient evidence to support the reversal of all or some portion of the respective allowances.

(18) RELATED PARTIES

The Company recognized revenue from its largest stockholder of $1.4 million and $1.3 million in the three months ended September 30, 2024 and 2023, respectively, and $4.4 million and $7.1 million in the nine months ended September 30, 2024 and 2023, respectively. Also, certain related party stockholders participated in the Private Placement (See Note 11).

(19) COMMITMENTS AND CONTINGENCIES

Liabilities for Royalty Payments to the IIA

Prior to the Company’s acquisition of ECI Telecom Group Ltd. ("ECI"), ECI had received research and development grants from the Office of the Innovation Authority of the Israeli Ministry of Economics (the "IIA"). The Company assumed ECI’s contract with the IIA, which requires the Company to pay royalties to the IIA on proceeds from the sale of products which the Israeli government has supported by way of research and development grants. The

RIBBON COMMUNICATIONS INC.

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

royalties for grants prior to 2017 were calculated at the rates of 1.3% to 5.0% of the aggregated proceeds from the sale of such products developed at certain of the Company’s R&D centers, up to an amount not exceeding 100% of such grants plus interest at LIBOR. Effective for grants approved in 2017 and subsequently, interest was calculated at the higher of LIBOR plus 1.5% to 2.75%. At September 30, 2024, the Company had $1.6 million of unpaid royalties accrued. The Company’s maximum possible future royalties commitment at September 30, 2024 was $19.8 million, including interest of $1.2 million, is based upon estimates of future product sales and the grants received from the IIA not yet repaid.

Litigation

The Company is often a party to disputes and legal proceedings that it considers routine and incidental to its business, including those described below. The Company believes that it has meritorious defenses to the allegations made in the pending cases and intends to vigorously defend these lawsuits; however, the Company is currently unable to forecast the ultimate outcome of these or similar matters. Since it is difficult to predict the outcome of legal proceedings, it is possible that the ultimate outcomes could materially and adversely affect the Company’s business, financial position, results of operations or cash flows. Accordingly, with respect to these proceedings, the Company is currently unable to reasonably estimate the possible loss or range of possible loss.

Miller Complaint. On November 8, 2018, Ron Miller, a purported stockholder of the Company, filed a Class Action Complaint (the "Miller Complaint") in the United States District Court for the District of Massachusetts (the "Massachusetts District Court") against the Company and three of its former officers (collectively, the "Defendants"), claiming to represent a class of purchasers of Sonus common stock during the period from January 8, 2015 through March 24, 2015 and alleging violations of the federal securities laws. Similar to a previous complaint entitled Sousa et al. vs. Sonus Networks, Inc. et al., which was dismissed with prejudice by an order dated June 6, 2017, the Miller Complaint claims that the Defendants made misleading forward-looking statements concerning Sonus’ expected fiscal first quarter of 2015 financial performance, which statements were also the subject of an August 7, 2018 Securities and Exchange Commission Cease and Desist Order, whose findings the Company neither admitted nor denied. The Miller plaintiffs are seeking monetary damages.

After the Miller Complaint was filed, several parties filed and briefed motions seeking to be selected by the Massachusetts District Court to serve as a Lead Plaintiff in the action. On June 21, 2019, the Massachusetts District Court appointed a group as Lead Plaintiffs and the Lead Plaintiffs filed an amended complaint on July 19, 2019. On August 30, 2019, the Defendants filed a motion to dismiss the Miller Complaint and, on October 4, 2019, the Lead Plaintiffs filed an opposition to the motion to dismiss. There was an oral argument on the motion to dismiss on February 12, 2020, and on October 20, 2022 the court denied the motion to dismiss. In June 2023, the Defendants agreed to a settlement in principle with the named plaintiffs, and final approval of the settlement was provided by the court on April 24, 2024. The settlement provided a release of all claims asserted in the litigation to all Defendants, who continue to deny liability. The $4.5 million settlement amount was funded by the provider of the Company’s Directors and Officers liability insurance policy.

RIBBON COMMUNICATIONS INC.

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

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

WideOpenWest Complaint. On August 9, 2023, WideOpenWest, Inc. and WideOpenWest Finance, LLC (collectively, “WOW”) filed a complaint against Ribbon alleging breach of contract with respect to indemnification obligations purportedly owed to WOW in connection with WOW’s legal dispute with Sprint Communications Company L.P., which was settled by WOW in the second quarter of 2023. The complaint was filed in the 429th Judicial District of the District Court of the State of Texas, in Collin County, Texas and has since been transferred to the 493rd Judicial District Court in Collin County. In the complaint, WOW is seeking monetary damages. The Company filed its answer to the complaint on October 5, 2023. On October 14, 2024, the Company and WOW agreed to settle this matter. In connection with the settlement, the Company will pay WOW a total of $5.0 million, with $2.0 million paid at the time of settlement and the remaining $3.0 million paid over the next 18-months in equal quarterly installments.

Item 2.   Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion of the financial condition and results of operations of Ribbon Communications Inc. should be read in conjunction with the condensed consolidated financial statements and the related notes thereto included elsewhere in this Quarterly Report on Form 10-Q and the audited financial statements and notes thereto and Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the year ended December 31, 2023, which was filed with the U.S. Securities and Exchange Commission on February 28, 2024.

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

Continued uncertain global economic conditions may cause our customers to restrict spending or delay purchases for an indeterminate period of time and consequently cause our revenues to decline. Further, such factors may negatively impact our operating costs resulting in a reduction in net income. The degree to which the ongoing wars in Israel and Ukraine and the inflationary and high interest rate environment impacts our future business, financial position and results of operations will depend on developments beyond our control.

The Ongoing Wars in Israel and Ukraine. The uncertainty resulting from the wars in Israel and Ukraine and the expansion of, and the threat of continued expansion of, one or both of these wars could result in some of our customers delaying purchases from us. As a result of safety concerns, we may close our offices in Israel from time to time. Although our employees in these offices have the ability to work remotely and business continuity plans are in place to address any medium- or long-term disruptions that could result from the closure of these offices, the office closures and general effects of employees operating in a region at war could have a negative impact on our operations. Further, a number of our employees in Israel are members of the military reserves and subject to immediate call-up in response to the war in Israel. Following the terrorist attacks in Israel in October 2023, a number of our employees have been activated for military duty and we expect that additional employees will also be activated if the war in Israel continues. While we have business continuity plans in place to address the military call-ups, it could affect the timing of projects in the short-term as the work is shifted to other team members both inside and outside of Israel.

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

Inflation and Interest Rates. We continue to see near-term impacts on our business due to inflation, including ongoing global price pressures driving up energy prices, component costs, freight premiums, and other operating costs above normal rates. Although headline inflation in the United States and Europe appears to be decreasing, core inflation (excluding food and energy prices) remains elevated and is a source of continued cost pressure on businesses and households. Interest rates have increased significantly as central banks in developed countries attempt to subdue inflation while government deficits and debt remain at high levels in many global markets. However, in September 2024, the Federal Reserve’s Federal Open Market Committee lowered the target range for the federal funds rate by 0.5% to 4.75% to 5%, noting that it has gained greater confidence that inflation is moving sustainability toward the Committee’s two percent objective. Yet, the economic outlook remains uncertain, and the implications of higher government deficits and debt, tighter monetary policy, and potentially higher long-term interest rates may drive a higher cost of capital for our business.

Presentation

Unless otherwise noted, all financial amounts, excluding tabular information, in this Management’s Discussion and Analysis of Financial Condition and Results of Operations ("MD&A") are rounded to the nearest million dollar amount, and all percentages, excluding tabular information, are rounded to the nearest percentage point.

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

Financial Overview

Financial Results

We reported a loss from operations of $0.9 million and income from operations of $0.9 million for the three months ended September 30, 2024 and 2023, respectively. We reported a loss from operations of $16.3 million and $41.0 million for the nine months ended September 30, 2024 and 2023, respectively.

Our revenue was $210.2 million and $203.2 million in the three months ended September 30, 2024 and 2023, respectively. Our gross profit and gross margin were $109.6 million and 52.1%, respectively, in the three months ended September 30, 2024, and $103.5 million and 50.9%, respectively, in the three months ended September 30, 2023. The higher revenue in the three months ended September 30, 2024 compared to 2023 is due to $12.3 million of higher Cloud and Edge sales, primarily to U.S. service providers and Federal agencies, partially offset by $5.2 million of lower IP Optical Networks sales led by lower sales into Eastern Europe and India, which were partially offset by growth in the U.S. rural market. Our revenue was $582.5 million and $599.9 million in the nine months ended September 30, 2024 and 2023, respectively. Our gross profit and gross margin were $299.4 million and 51.4%, respectively, in the nine months ended September 30, 2024, and $286.4 million and 47.7%, respectively, in the nine months ended September 30, 2023. The lower revenue in the nine months ended September 30, 2024 compared to 2023 is due to $15.2 million of lower Cloud and Edge sales to both U.S. service providers and enterprise customers overall, partially offset by higher Federal agency sales, and $2.2 million of lower IP Optical Networks sales.

Revenue from our Cloud and Edge segment was $128.1 million and $115.8 million in the three months ended September 30, 2024 and 2023, respectively. Gross profit and gross margin for this segment were $84.3 million and 65.9%, respectively, in the three months ended September 30, 2024, and $74.7 million and 64.6%, respectively, in the three months ended September 30, 2023. Revenue from our Cloud and Edge segment was $340.3 million and $355.5 million in the nine months ended September 30, 2024 and 2023, respectively. Gross profit and gross margin for this segment were $219.2 million and 64.4%, respectively, in the nine months ended September 30, 2024, and $220.1 million and 61.9%, respectively, in the nine months ended September 30, 2023.

Revenue from our IP Optical Networks segment was $82.2 million and $87.4 million in the three months ended September 30, 2024 and 2023, respectively. Gross profit and gross margin for this segment were $25.3 million and 30.8%, respectively, in the three months ended September 30, 2024, and $28.8 million and 32.9%, respectively, in the three months ended September 30, 2023. Revenue from our IP Optical Networks segment was $242.2 million and $244.4 million in the nine months ended September 30, 2024 and 2023, respectively. Gross profit and gross margin for this segment were $80.2 million and 33.1%, respectively, in the nine months ended September 30, 2024, and $66.2 million and 27.1%, respectively, in the nine months ended September 30, 2023.

Our operating expenses were $110.5 million and $102.6 million in the three months ended September 30, 2024 and 2023, respectively, and $315.8 million and $327.3 million in the nine months ended September 30, 2024 and 2023, respectively. The increased operating expenses in the three months ended September 30, 2024 compared to 2023 are primarily related to a $5.0 million legal settlement and associated legal fees related to certain specific legal matters. Operating expenses for the three months ended September 30, 2024 included $6.5 million of amortization of acquired intangible assets, and $3.8 million of restructuring and related expense. Operating expenses for the three months ended September 30, 2023 included $7.2 million of amortization of acquired intangible assets, $0.8 million of acquisition-, disposal- and integration-related expense, and $2.7 million of restructuring and related expense. The decreased operating expenses in the nine months ended September 30, 2024 compared to 2023 are primarily related to lower restructuring and related expense, acquisition-, disposal- and integration-related expense and amortization of acquired intangible assets. Operating expenses for the nine months ended September 30, 2024 included $19.7 million of amortization of acquired intangible assets, and $8.8 million of restructuring and related expense. Operating expenses for the nine months ended September 30, 2023 included $21.7 million of amortization of acquired intangible assets, $3.0 million of acquisition-, disposal- and integration-related expense, and $13.9 million of restructuring and related expense.

We recorded stock-based compensation expense of $4.0 million and $5.0 million in the three months ended September 30, 2024 and 2023, respectively, and $12.1 million and $16.9 million in the nine months ended September 30, 2024 and 2023, respectively. These amounts are included as components of both Cost of revenue and Operating expenses in our condensed consolidated statements of operations.

See "Results of Operations" in this MD&A for a discussion of the changes in our revenue and expenses for three and nine months ended September 30, 2024 compared to three and nine months ended September 30, 2023.

Restructuring and Cost Reduction Initiatives

Our CODM approved workforce reductions in 2024 for certain of our operating locations to correspond with the current sales levels in those areas. We recorded $2.2 million in the three months ended September 30, 2024 related to these actions.

In February 2023, our Board of Directors approved a strategic restructuring program (the "2023 Restructuring Plan") to streamline our operations in order to support our investment in critical growth areas. The 2023 Restructuring Plan includes, among other things, charges related to a workforce reduction. Any potential positions eliminated in countries outside the United States are subject to local law and consultation requirements. In connection with the 2023 Restructuring Plan, we recorded restructuring and related expense for severance related costs of $0.1 million and $2.1 million in the three and nine months ended September 30, 2024, respectively, and $0.9 million and $9.4 million in three and nine months ended September 30, 2023, respectively. We anticipate that we will record nominal future expense for severance in connection with the 2023 Restructuring Plan.

In February 2022, our Board of Directors approved a strategic restructuring program (the "2022 Restructuring Plan") to streamline our operations in order to support our investment in critical growth areas. The 2022 Restructuring Plan includes, among other things, charges related to a consolidation of facilities and a workforce reduction. Any positions eliminated in countries outside the United States are subject to local law and consultation requirements. In connection with the 2022 Restructuring Plan, we recorded restructuring and related expense of $1.5 million and $4.5 million in the three and nine months ended September 30, 2024, respectively, for variable and other facilities-related costs, and we recorded restructuring and related expense of $1.9 million and $4.6 million in the three and nine months ended September 30, 2023, respectively. The amount for the three months ended September 30, 2023 was comprised of $1.7 million for variable and other facilities-related costs and $0.2 million for accelerated amortization of lease assets no longer being used with no ability or intent to sublease. The amount for the nine months ended September 30, 2023 was comprised of $3.8 million for variable and other facilities-related costs and $0.8 million for accelerated amortization of lease assets no longer being used with no ability or intent to sublease. We anticipate that we will record approximately $2 million of expense in the remainder of 2024 related to the 2022 Restructuring Plan.

For facilities that are part of a restructuring plan, for which we have no intent or ability to enter into a sublease, we recognize accelerated rent amortization over the period from the date that we commence the plan to fully or partially vacate a facility through the final vacate date. We did not record accelerated rent amortization in the three and nine months ended September 30, 2024. We recorded $0.2 million and $0.8 million for accelerated rent amortization in the three and nine months ended September 30, 2023, respectively. We continue to evaluate our properties included in our restructuring plans for accelerated amortization and/or right-of-use asset impairment. We may incur additional future expense if we are unable to sublease other locations included in these initiatives.

Critical Accounting Policies and Estimates

This MD&A is based upon our condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP"). The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. We base our estimates and judgments on historical experience, knowledge of current conditions and beliefs of what could occur in the future given available information. We consider the following accounting policies to be both those most important to the portrayal of our financial condition and those that require the most subjective judgment. The significant accounting policies that we believe are the most critical include revenue recognition, the valuation of inventory, warranty accruals, loss contingencies and reserves, stock-based compensation, the Preferred Stock and Warrants, business combinations, goodwill and intangible assets, accounting for leases, and accounting for income taxes. If actual results differ significantly from management’s estimates and projections, there could be a material effect on our condensed consolidated financial statements. There were no significant changes to our critical accounting policies from January 1, 2024 through September 30, 2024. For a further discussion of our critical accounting policies and estimates, please refer to our Annual Report on Form 10-K for the year ended December 31, 2023.

Results of Operations

Three and nine months ended September 30, 2024 and 2023

Revenue. Revenue for the three and nine months ended September 30, 2024 and 2023 was as follows (in thousands, except percentages):

			Increase
	Three months ended		from prior year
	September 30,	September 30,
	2024	2023	$	%
Product	$112,151	$108,501	$3,650	3.4%
Service	98,087	94,660	3,427	3.6%
Total revenue	$210,238	$203,161	$7,077	3.5%

			Increase/(decrease)
	Nine months ended		from prior year
	September 30,	September 30,
	2024	2023	$	%
Product	$298,894	$319,166	$(20,272)	(6.4)%
Service	283,628	280,772	2,856	1.0%
Total revenue	$582,522	$599,938	$(17,416)	(2.9)%

Segment revenue for the three and nine months ended September 30, 2024 and 2023 was as follows (in thousands):

	Three months ended September 30, 2024			Three months ended September 30, 2023
	Cloud and	IP Optical		Cloud and	IP Optical
	Edge	Networks	Total	Edge	Networks	Total
Product	$53,455	$58,696	$112,151	$42,305	$66,196	$108,501
Service	74,623	23,464	98,087	73,460	21,200	94,660
Total revenue	$128,078	$82,160	$210,238	$115,765	$87,396	$203,161

	Nine months ended September 30, 2024			Nine months ended September 30, 2023
	Cloud and	IP Optical		Cloud and	IP Optical
	Edge	Networks	Total	Edge	Networks	Total
Product	$124,554	$174,340	$298,894	$137,496	$181,670	$319,166
Service	215,748	67,880	283,628	218,005	62,767	280,772
Total revenue	$340,302	$242,220	$582,522	$355,501	$244,437	$599,938

The increase in our product revenue in the three months ended September 30, 2024 compared to the three months ended September 30, 2023 was the result of $11 million of higher sales of our Cloud and Edge products, partially offset by $7 million of lower sales of our IP Optical Networks products. The decrease in our product revenue in the nine months ended September 30, 2024 compared to the nine months ended September 30, 2023 was due to $13 million of lower sales of our Cloud and Edge products and $7 million of lower sales of our IP Optical Networks products. The increase in revenue from the sale of Cloud and Edge products in the three months ended September 30, 2024 was attributable to higher sales to U.S. service providers and Federal agencies. The decrease in revenue from the sale of IP Optical Networks products in the three months ended September 30, 2024 was attributable to lower sales into Eastern Europe and India, partially offset by higher sales in the U.S. rural market. The decrease in revenue from the sale of Cloud and Edge products in the nine months ended September 30, 2024 was attributable to lower sales to both U.S. service providers and enterprise customers overall, partially offset by higher sales to Federal agencies for network transformation projects. The decrease in revenue from the sale of IP Optical Networks products in the nine months ended September 30, 2024 was attributable to lower sales into India, partially offset by higher sales in Europe, the Middle East and Africa (“the EMEA region”).

Revenue from sales to enterprise customers was 36% and 30% of our product revenue in the three months ended September 30, 2024 and 2023, respectively. These sales were made through both our direct sales team and indirect sales channel partners. Revenue from sales to enterprise customers was 39% and 30% in the nine months ended September 30, 2024 and 2023, respectively. The increase in enterprise sales reflects stronger sales of our products to customers in the Federal agencies.

Revenue from indirect sales through our channel partner program was 34% and 33% of our product revenue in the three months ended September 30, 2024 and 2023, respectively, and 38% and 34% of our product revenue in the nine months ended September 30, 2024 and 2023, respectively. The increase in channel sales in the nine months ended September 30, 2024 reflects stronger IP Optical Networks deployments through systems integrators as well as sell-thru our service provider channel partners in Eastern Europe.

The timing of the completion of customer projects and revenue recognition criteria satisfaction may cause our product revenue to fluctuate from one period to the next.

Service revenue is primarily comprised of hardware and software maintenance and support (“maintenance revenue”) and network design, installation and other professional services (“professional services revenue”).

Service revenue for the three and nine months ended September 30, 2024 and 2023 was comprised of the following (in thousands, except percentages):

			Increase/(decrease)
	Three months ended		from prior year
	September 30,	September 30,
	2024	2023	$	%
Maintenance	$69,019	$69,272	$(253)	(0.4)%
Professional services	29,068	25,388	3,680	14.5%
	$98,087	$94,660	$3,427	3.6%

			Increase/(decrease)
	Nine months ended		from prior year
	September 30,	September 30,
	2024	2023	$	%
Maintenance	$204,920	$209,488	$(4,568)	(2.2)%
Professional services	78,708	71,284	7,424	10.4%
	$283,628	$280,772	$2,856	1.0%

Segment service revenue for the three and nine months ended September 30, 2024 and 2023 was comprised of the following (in thousands):

	Three months ended September 30, 2024			Three months ended September 30, 2023
	Cloud and	IP Optical		Cloud and	IP Optical
	Edge	Networks	Total	Edge	Networks	Total
Maintenance	$53,595	$15,424	$69,019	$55,004	$14,268	$69,272
Professional services	21,028	8,040	29,068	18,456	6,932	25,388
Total service revenue	$74,623	$23,464	$98,087	$73,460	$21,200	$94,660

	Nine months ended September 30, 2024			Nine months ended September 30, 2023
	Cloud and	IP Optical		Cloud and	IP Optical
	Edge	Networks	Total	Edge	Networks	Total
Maintenance	$159,454	$45,466	$204,920	$164,848	$44,640	$209,488
Professional services	56,294	22,414	78,708	53,157	18,127	71,284
Total service revenue	$215,748	$67,880	$283,628	$218,005	$62,767	$280,772

Maintenance revenue was lower in the nine months ended September 30, 2024 compared to the nine months ended September 30, 2023 primarily due to modestly lower renewal rates from decommissioning some older legacy equipment with several Cloud & Edge customers.

Professional services revenue was higher in the three and nine months ended September 30, 2024 compared to the same periods in 2023 primarily due to increased sales of Cloud and Edge services to U.S. service providers and a U.S. Federal agency for voice modernization projects and growing sales of IP Optical Networks services in the EMEA region.

The following customer contributed 10% or more of our revenue in the three and nine months ended September 30, 2024 and 2023:

	Three months ended		Nine months ended
	September 30,	September 30,	September 30,	September 30,
Customer	2024	2023	2024	2023
Verizon Communications Inc.	15%	11%	13%	11%

Revenue from customers domiciled outside the United States was 48% and 58% in the three months ended September 30, 2024 and 2023, respectively, and 55% of revenue in both the nine months ended September 30, 2024 and 2023. U.S. revenue is increasing due to higher sales into the U.S. market from both the Cloud and Edge and IP Optical

Networks segments. Due to the timing of project completions, we expect that the domestic and international components as a percentage of revenue may fluctuate from quarter to quarter and year to year.

Our deferred product revenue was $13 million and $17 million at September 30, 2024 and December 31, 2023, respectively. Our deferred service revenue was $100 million and $116 million at September 30, 2024 and December 31, 2023, respectively. Our deferred revenue balance may fluctuate as a result of the timing of revenue recognition, customer payments, maintenance contract renewals, contractual billing rights and maintenance revenue deferrals included in multiple element arrangements.

We expect that our total revenue in 2024 will increase modestly compared to our revenue in 2023 due to growth in the Cloud & Edge segment, particularly with the increased purchases from Verizon as part of a voice modernization project, as well as increased sales to Federal agencies, offset by lower revenue from our IP Optical segment. From a regional perspective, we anticipate continued IP Optical Networks revenue growth in 2024 from North America, and EMEA, offset by lower revenue in Eastern Europe due to additional trade restrictions. In the Cloud & Edge segment, we expect continued revenue growth from enterprise customers, including U.S. Federal agencies, as well as higher U.S. service provider spending.

Cost of Revenue/Gross Margin. Our cost of revenue consists primarily of amounts paid to third-party manufacturers for purchased materials and services, royalties, amortization of acquired technology, inventory valuation adjustments, warranty costs, and manufacturing and services personnel and related costs. Our cost of revenue, gross profit and gross margin for the three and nine months ended September 30, 2024 and 2023 were as follows (in thousands, except percentages):

			Increase/(decrease)
	Three months ended		from prior year
	September 30,	September 30,
	2024	2023	$	%
Cost of revenue:
Product	$59,405	$59,436	(31)	(0.1)%
Service	34,893	33,065	1,828	5.5%
Amortization of acquired technology	6,323	7,157	(834)	(11.7)%
Total cost of revenue	$100,621	$99,658	963	1.0%

Gross profit	$109,617	$103,503	$6,114	5.9%
Gross margin	52.1%	50.9%

			Increase/(decrease)
	Nine months ended		from prior year
	September 30,	September 30,
	2024	2023	$	%
Cost of revenue:
Product	$160,044	$189,426	(29,382)	(15.5)%
Service	103,633	102,152	1,481	1.4%
Amortization of acquired technology	19,406	21,985	(2,579)	(11.7)%
Total cost of revenue	$283,083	$313,563	(30,480)	(9.7)%

Gross profit	$299,439	$286,375	$13,064	4.6%
Gross margin	51.4%	47.7%

Our segment cost of revenue, gross profit and gross margin for the three and nine months ended September 30, 2024 and 2023 were as follows (in thousands, except percentages):

	Three months ended September 30, 2024			Three months ended September 30, 2023
	Cloud and	IP Optical		Cloud and	IP Optical
	Edge	Networks	Total	Edge	Networks	Total
Product	$18,672	$40,733	$59,405	$15,222	$44,214	$59,436
Service	23,031	11,862	34,893	22,495	10,570	33,065
Amortization of acquired technology	2,026	4,297	6,323	3,317	3,840	7,157
Total cost of revenue	$43,729	$56,892	$100,621	$41,034	$58,624	$99,658

Gross profit	$84,349	$25,268	$109,617	$74,731	$28,772	$103,503
Gross margin	65.9%	30.8%	52.1%	64.6%	32.9%	50.9%

	Nine months ended September 30, 2024			Nine months ended September 30, 2023
	Cloud and	IP Optical		Cloud and	IP Optical
	Edge	Networks	Total	Edge	Networks	Total
Product	$45,854	$114,190	$160,044	$55,498	$133,928	$189,426
Service	68,740	34,893	103,633	69,423	32,729	102,152
Amortization of acquired technology	6,488	12,918	19,406	10,442	11,543	21,985
Total cost of revenue	$121,082	$162,001	$283,083	$135,363	$178,200	$313,563

Gross profit	$219,220	$80,219	$299,439	$220,138	$66,237	$286,375
Gross margin	64.4%	33.1%	51.4%	61.9%	27.1%	47.7%

Our gross margin was higher with a 1% increase overall in the three months ended September 30, 2024 compared to the three months ended September 30, 2023, due to a 1% increase in our Cloud & Edge segment, partially offset by a 2% decrease in our IP Optical Networks segment. Our gross margin increased 4% in the nine months ended September 30, 2024 compared to the same period in 2023 due to a 6% increase in our IP Optical Networks segment and a 3% increase in our Cloud & Edge segment. The higher margin in the nine months ended September 30, 2024 in our IP Optical Networks segment was primarily attributable to favorable customer and product mix along with lower material and labor costs. Our Cloud and Edge segment’s gross margin for the nine months ended September 30, 2024 increased primarily due to favorable product mix and lower amortization of acquired technology costs.

We expect gross margin in our IP Optical Networks segment to increase slightly in the fourth quarter of 2024. We expect our overall corporate gross margin in 2024 to be slightly higher compared to 2023 due to increased revenue from our Cloud & Edge segment and its higher margins due to the higher software content in its products, along with slightly higher margins from our IP Optical Networks segment due to favorable customer and product mix.

Research and Development. R&D expenses consist primarily of salaries and related personnel expenses and prototype costs for the design, development, testing, and enhancement of our products. R&D expenses for the three and nine months ended September 30, 2024 and 2023 were as follows (in thousands, except percentages):

			Decrease
	September 30,	September 30,	from prior year
	2024	2023	$	%
Three months ended	$45,645	$46,229	$(584)	(1.3)%
Nine months ended	$134,897	$145,309	$(10,412)	(7.2)%

The decrease in our R&D expenses in the three and nine months ended September 30, 2024 compared to the three and nine months ended September 30, 2023 was attributable to lower expenses in both of our segments. However, our IP Optical Networks segment contributed the most to the improvement by decreasing costs by under $1 million and $8 million in the three and nine months ended September 30, 2024, respectively. The reduced expenses are a combination of lower employee headcount and outside subcontractors resulting from the cost savings implemented in the 2023 Restructuring Plan.

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

Sales and Marketing Expenses. Sales and marketing expenses consist primarily of salaries and related personnel costs, commissions, travel and entertainment expenses, promotions, customer trial and evaluations inventory and other marketing and sales support expenses. Sales and marketing expenses for the three and nine months ended September 30, 2024 and 2023 were as follows (in thousands, except percentages):

			Increase/(decrease)
	September 30,	September 30,	from prior year
	2024	2023	$	%
Three months ended	$33,060	$32,795	$265	0.8%
Nine months ended	$100,760	$102,099	$(1,339)	(1.3)%

The decrease in sales and marketing expenses in the nine months ended September 30, 2024 compared to the nine months ended September 30, 2023 is primarily a result of the global sales organization realignment that reduced management layers, as well as reduced investment in under-performing regions, with essentially equal reductions in both of our operating segments.

We expect our sales and marketing expenses in 2024 to be similar to 2023 as we continue to benefit from the realigned global sales structure.

General and Administrative Expenses. General and administrative expenses consist primarily of salaries and related personnel costs for executive and administrative personnel, and audit, legal and other professional fees. General and administrative expenses for the three and nine months ended September 30, 2024 and 2023 were as follows (in thousands, except percentages):

			Increase
	September 30,	September 30,	from prior year
	2024	2023	$	%
Three months ended	$21,588	$12,885	$8,703	67.5%
Nine months ended	$51,680	$41,276	$10,404	25.2%

The increase in general and administrative expenses in the three and nine months ended September 30, 2024 compared to the three and nine months ended September 30, 2023 was primarily attributable to a $5.0 million legal settlement and associated legal fees related to certain specific legal matters, as well as increased employee costs.

We believe that our general and administrative expenses in 2024 will increase compared to our 2023 levels primarily due to higher legal fees, settlement expense, employee costs, and as a result of inflation.

Amortization of Acquired Intangible Assets included in Operating expenses. Amortization of acquired intangible assets included in Operating expenses ("Opex Amortization") for the three and nine months ended September 30, 2024 and 2023 was as follows (in thousands, except percentages):

			Decrease
	September 30,	September 30,	from prior year
	2024	2023	$	%
Three months ended	$6,457	$7,216	$(759)	(10.5)%
Nine months ended	$19,671	$21,740	$(2,069)	(9.5)%

Opex Amortization was lower for the three and nine months ended September 30, 2024 compared to the three and nine months ended September 30, 2023. We record our amortization in relation to expected future cash flows rather than on a straight-line basis. Accordingly, such expense may vary from one period to the next.

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

We recorded no such expenses in the three and nine months ended September 30, 2024 compared to $0.8 million and $3.0 million of such expenses recorded in the three and nine months ended September 30, 2023, respectively. These costs were related to integration following the Company’s acquisition of ECI and included license fees for systems in the process of being retired.

Restructuring and Related. We have been committed to streamlining our operations and reducing operating costs by closing and consolidating certain facilities and reducing our worldwide workforce. Please see the additional discussion of our restructuring initiatives in the "Restructuring and Cost Reduction Initiatives" section of the Overview of this MD&A.

We recorded restructuring and related expense of $3.8 million and $2.7 million in the three months ended September 30, 2024 and 2023, respectively, and $8.8 million and $13.9 million in the nine months ended September 30, 2024 and 2023, respectively. Although we have eliminated positions as part of our restructuring initiatives, we continue to hire in certain areas that we believe are important to our future growth.

Interest Expense, Net. Interest expense and interest income for the three and nine months ended September 30, 2024 and 2023 were as follows (in thousands, except percentages):

			Increase/(decrease)
	Three months ended		from prior year
	September 30, 2024	September 30, 2023	$	%
Interest income	$67	$157	$(90)	(57.0)%
Interest expense	(12,019)	(7,300)	$4,719	64.7%
Interest expense, net	$(11,952)	$(7,143)	$4,809	67.3%

			Increase/(decrease)
	Nine months ended		from prior year
	September 30, 2024	September 30, 2023	$	%
Interest income	$221	$273	$(52)	(19.0)%
Interest expense	(22,039)	(20,604)	$1,435	7.0%
Interest expense, net	$(21,818)	$(20,331)	$1,487	7.3%

Our interest income was nominal in 2024 and 2023. Our interest expense in the three and nine months ended September 30, 2024 and 2023 primarily represents interest, amortization of debt issuance costs and original issue discount, and the amortization of gains in accumulated other comprehensive (loss) income from the sales of our interest rate swap. Interest expense in the three months ended September 30, 2024 was higher than the three months ended September 30, 2023 primarily due to higher margins under our 2024 Term Loan compared to our 2020 Term Loan, both as defined below. Interest expense in the nine months ended September 30, 2024 was higher than the nine months ended September 30, 2023 primarily due to higher margins under our 2024 Term Loan compared to our 2020 Term Loan, and higher interest in 2024 due to our interest rate swap no longer being in place, partially offset by write offs related to the refinancing of the 2020 Credit Facility with a portion of the proceeds from the 2024 Credit Facility on June 21, 2024. The write offs related to the refinancing consisted of the remaining unamortized gains in accumulated other comprehensive (loss) income from the sales of our interest rate swap totaling $4.9 million, partially offset by the write off of debt issuance costs from the 2020 Credit Facility totaling $2.0 million. Our interest expense for the nine months ended September 30, 2023 benefited from our interest rate swap that fixed our interest rate at 0.904% and was sold in March 2023. See Note 10 to our condensed consolidated financial statements for a discussion of the sale of our interest rate swap.

Other (Expense) Income, Net. We recorded other income, net of $1.1 million, and other expense, net of $2.6 million in the three months ended September 30, 2024 and 2023, respectively. We recorded other expense, net of $16.0 million and of $0.5 million in the nine months ended September 30, 2024 and 2023, respectively. Other income in the three months ended September 30, 2024 was primarily comprised of the fair value adjustment related to our Warrant liability and foreign currency exchange gains. Other expense in the three months ended September 30, 2023 was primarily attributable to foreign currency exchange losses. Other expense in the nine months ended September 30, 2024 was primarily comprised of $6.6 million of fair value adjustments, $2.7 million of accrued dividends, and the $1.8 million call premium on our Preferred Stock that we redeemed on June 25, 2024, and foreign currency exchange losses of $1.4 million. Other expense in the nine months ended September 30, 2023 was primarily comprised of foreign currency exchange losses of $1.2 million, the $1.6 million fair value adjustment of our Preferred Stock and Warrants, including dividends on the Preferred Stock, and $3.5 million of costs incurred in the Private Placement, partially offset by the gain of $7.3 million recognized from Accumulated other comprehensive income in connection with the sale of our interest rate swap.

Income Taxes. We recorded income tax provisions of $1.6 million and $4.6 million in the three months ended September 30, 2024 and 2023, respectively, and $6.5 million and $11.5 million in the nine months ended September 30, 2024 and 2023, respectively. These amounts reflect our estimates of the effective rates expected to be applicable for the respective full fiscal years, adjusted for any discrete events, which are recorded in the period that they occur. These estimates are reevaluated each quarter based on our estimated tax rate for the full year. The estimated effective tax rate includes the impact of valuation allowances in various jurisdictions. We intend to continue to maintain a valuation allowance on our deferred tax assets until there is sufficient evidence to support the reversal of all or some portion of the respective allowances.

The Organization for Economic Cooperation and Development (the "OECD") Pillar 2 global minimum tax rules are intended to apply for tax years beginning in 2024. On February 1, 2023, the FASB staff noted that they believe that the Pillar 2 tax would be an alternative minimum tax and therefore deferred tax assets would not need to be recognized related to this parallel taxing system. On February 2, 2023, the OECD issued administrative guidance providing transition and safe harbor rules around the implementation of the Pillar 2 global minimum tax. Under an additional transitional safe harbor released July 17, 2023, the undertaxed profits rule top-up tax will not be applied by any constituent entity’s jurisdiction of residence with respect to income earned by a company’s ultimate parent entity in its jurisdiction of residence, if the ultimate parent entity’s jurisdiction has a corporate tax rate of at least 20%. This transition safe harbor will apply to fiscal years beginning on or before December 31, 2025 and ending before December 31, 2026. We are closely monitoring developments and evaluating the impacts these new rules will have on our tax rate, including eligibility to qualify for these safe harbor rules and do not expect Pillar 2 to have a significant impact on our financial statements.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements that have or are reasonably likely to have a current or future material effect on our financial position, changes in financial position, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Liquidity and Capital Resources

Our condensed consolidated statements of cash flows are summarized as follows (in thousands):

	Nine months ended
	September 30,	September 30,
	2024	2023	Change
Net loss	$(60,599)	$(73,285)	$12,686
Adjustments to reconcile net loss to cash flows used in operating activities:	48,393	61,754	(13,361)
Changes in operating assets and liabilities	679	8,479	(7,800)
Net cash used in operating activities	$(11,527)	$(3,052)	$(8,475)
Net cash used in investing activities	$(14,890)	$(6,620)	$(8,270)
Net cash provided by (used in) financing activities	$40,177	$(32,163)	$72,340

We had cash, cash equivalents, and restricted cash aggregating $40 million and $27 million at September 30, 2024 and December 31, 2023, respectively. We had cash held by our non-U.S. subsidiaries aggregating $15 million and $16 million at September 30, 2024 and December 31, 2023, respectively. If we elect to repatriate all of the funds held by our non-U.S. subsidiaries as of September 30, 2024, we do not believe that the amounts of potential withholding taxes that would arise from the repatriation would have a material effect on our liquidity.

On June 21, 2024, we entered into a Senior Secured Credit Facilities Agreement (the “2024 Credit Facility” and “2024 Credit Agreement”) as guarantor, with our wholly-owned subsidiary, Ribbon Communications Operating Company, Inc., as the borrower (“Borrower”), HPS Investment Partners, LLC ("HPS"), as administrative agent, and HPS and WhiteHorse Capital Management, LLC ("WhiteHorse" and, together with HPS, the "Lenders"), pursuant to which the Lenders provided us with a $385 million senior secured credit facility comprised of (i) a $350 million term loan (the “2024 Term Loan”) and (ii) a $35 million revolving credit facility (the “2024 Revolver”), including a $20 million sublimit for letters of credit. The proceeds received from the 2024 Term Loan were used to (a) repay 100% of the amounts outstanding under the 2020 Credit Facility, (b) redeem in full the Preferred Stock and (c) pay fees and expenses related to the 2024 Credit Facility. Excess proceeds are being used by us for working capital and other general corporate purposes.

The 2024 Term Loan and the 2024 Revolver bear interest, at the Borrower’s option, at either the Alternate Base Rate (“ABR”) or Term Secured Overnight Financing Rate ("SOFR") with an Applicable Margin for each (all as defined in the 2024 Credit Agreement). Margins for the first six months are 5.25% per annum for ABR Loans and 6.25% per annum for SOFR Loans. Thereafter, margins vary based on our Consolidated Net Leverage Ratio, ranging from 4.75% to 5.25% per annum for ABR Loans and 5.75% to 6.25% per annum for SOFR Loans. The 2024 Term Loan and the 2024 Revolver will both mature on June 21, 2029. The 2024 Term Loan is being repaid in equal quarterly installments: approximately $0.9 million beginning with the third quarter of 2024 through the second quarter of 2025; approximately $2.2 million beginning with the third quarter of 2025 and ending with the second quarter of 2027; and approximately $4.4 million quarterly thereafter, with the remaining principal balance of approximately $298.4 million due on the maturity date of June 21, 2029. In connection with the establishment of the 2024 Credit Facility, $7.7 million of original issue discount was withheld by the Lenders and we incurred $6.1 million of debt issuance costs for a total of $13.8 million that is being amortized to Interest expense, net over the term of the agreement.

Our previous credit facility was the Senior Secured Credit Facilities Credit Agreement (as amended, the "2020 Credit Facility"), which we entered into on March 3, 2020, by and among us, as a guarantor, Ribbon Communications Operating Company, Inc., as the borrower (the "Borrower"), Citizens Bank, N.A., Santander Bank, N.A., and others as lenders, ("2020 Credit Facility Lenders"). For additional details regarding the terms of the 2024 Credit Facility and 2020 Credit Facility, see Note 9 to our condensed consolidated financial statements.

On March 24, 2023, we entered into the Sixth Amendment to the 2020 Credit Facility (the “Sixth Amendment”) effective March 30, 2023. The Sixth Amendment, among other things, increased the Maximum Consolidated Net Leverage Ratio (as defined in the 2020 Credit Facility), with the first, second and third quarters of 2023 increasing to

4.50:1.00. In the fourth quarter of 2023 and the first quarter of 2024, the Maximum Consolidated Net Leverage Ratio declined to 4.25:1.00 and 4.00:1.00, respectively. Also, the Sixth Amendment reduced the minimum Consolidated Fixed Charge Coverage Ratio (as defined in the 2020 Credit Facility) to 1.10:1.00 through the first quarter of 2024. The Sixth Amendment reduced the maximum borrowings allowed under the 2020 Revolving Credit Facility from $100 million to $75 million and the sublimit available for letters of credit was reduced from $30 million to $20 million. In addition, the Sixth Amendment replaced LIBOR with the Secured Overnight Financing Rate ("SOFR") as the alternative rate that may be used by the Company for calculating interest owed under the 2020 Credit Facility with the margin now fixed at 4.5%. In conjunction with the Sixth Amendment, we made a $75 million prepayment that was applied to the final payment due upon maturity in March 2025. The $75 million prepayment was almost entirely funded with the net proceeds from the Private Placement and the sales of our interest rate swap. Debt issuance costs associated with the Sixth Amendment totaled $1.7 million and were being amortized on a straight-line basis over the remaining life of the 2020 Credit Facility to Interest expense, net and were written off in conjunction with the early extinguishment of the 2020 Credit Facility on June 21, 2024.

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

At September 30, 2024, we had an outstanding balance under the 2024 Term Loan of $349.1 million at an average interest rate of 11.2%, with no revolver balance and no letters of credit outstanding under our 2024 Credit Facility. Our interest rates under our 2020 Term Loan for the nine months ended September 30, 2023 benefited from a hedge instrument that was in place, specifically a fixed rate swap, which was sold in March 2023 (see Note 10). We were in compliance with all covenants of the 2024 Credit Facility and 2020 Credit Facility at both September 30, 2024 and December 31, 2023, respectively, including the Consolidated Net Leverage Ratio calculation under the 2020 Credit Facility that considered our debt to include Preferred Stock.

We use letters of credit, bank guarantees and surety bonds in the course of our business. At September 30, 2024, we had $10.4 million of letters of credit, bank guarantees, and surety bonds outstanding (collectively, "Guarantees") under various uncommitted facilities and no letters of credit outstanding under the 2024 Credit Facility. At December 31, 2023, we had Guarantees aggregating $7.9 million, comprised of $2.7 million of letters of credit under the 2020 Credit Facility described above and $5.2 million of Other Guarantees. At September 30, 2024 and December 31, 2023, we had cash collateral of $2.9 million and $0.1 million, respectively, supporting the Guarantees, which are reported in Restricted cash in our condensed consolidated balance sheets.

We are exposed to financial market risk related to foreign currency fluctuations and changes in interest rates. These exposures are actively monitored by management. To manage the volatility related to the exposure to changes in interest rates, we may enter into a derivative financial instrument. Management’s objective has been to reduce, where it is deemed appropriate to do so, fluctuations in earnings and cash flows associated with changes in interest rates. Our policies and practices are to use derivative financial instruments only to the extent necessary to manage exposures. We do not hold or issue derivative financial instruments for trading or speculative purposes.

As a result of exposure to interest rate movements, during March 2020, we entered into an interest rate swap arrangement, which effectively converted our $400 million term loan with its variable interest rate based upon one-month LIBOR to an aggregate fixed rate of 0.904%, plus a leverage-based margin as defined in the 2020 Credit Facility. On July 22, 2022, we sold $30 million of the notional amount of our interest rate swap back to our counterparty for $1.5 million, reducing the notional amount of this swap to $370 million. On August 16, 2022, we sold another $30 million of the notional amount of our interest rate swap back to our counterparty for $1.6 million, reducing the notional amount to $340 million, which approximated the term loan debt then outstanding. The gain in accumulated other comprehensive (loss) income related to the $60 million notional amount sold of $3.1 million was being released into earnings on a straight line basis over the remaining term of the 2020 Credit Facility as a decrease to interest expense, the amortization of which totaled $0.4 million and $0.7 million for the nine months ended September 30, 2024 and 2023, respectively. The remaining unamortized gain in accumulated other comprehensive (loss) income of approximately $0.5 million was written off to interest expense in conjunction with the refinancing of the 2020 Credit Facility on June 21, 2024. On March 24, 2023, we received $9.4 million, consisting of $0.4 million of interest and $9.0 million for the sale of $170 million of its $340 million notional amount interest rate swap back to our counterparty, reducing the notional amount to $170 million. On March 27, 2023, we received $9.8 million, consisting of $0.4 million of interest and $9.4 million for the sale of the remaining $170 million of our interest rate swap back to our counterparty. The portion of the gain in accumulated other comprehensive (loss) income related to the term loan debt prepaid on the date of the final sale of our swap totaled $7.3 million and was released into earnings immediately as Other expense, net. The portion of the gain in accumulated other comprehensive (loss) income related to our remaining term loan debt balance totaled $12.0 million and was being released into earnings on a straight line basis over the remaining term of the 2020 Credit Facility as a decrease to interest expense beginning in the second quarter of 2023, the amortization of which was $3.0 million and $3.1 million for the nine months ended September 30, 2024 and 2023, respectively. The remaining unamortized gain in accumulated other comprehensive (loss) income of $4.4 million was written off to interest expense in conjunction with the refinancing of the 2020 Credit Facility on June 21, 2024.

Our objectives in using interest rate derivatives have been to add stability to interest expense and to manage our exposure to interest rate movements. To accomplish these objectives, we have used an interest rate swap as part of our interest rate risk management strategy. Interest rate swaps designated as cash flow hedges involve the receipt of variable amounts from a counterparty in exchange for making fixed-rate payments over the life of an agreement without exchange of the underlying notional amount.

The effective portion of changes in the fair value of designated derivatives that qualify as cash flow hedges is recorded in Accumulated other comprehensive income in the condensed consolidated balance sheet and is subsequently reclassified into earnings in the period that the hedged forecasted transactions affect earnings. During the nine months ended September 30, 2023, such a derivative was used to hedge the variable cash flows associated with the outstanding borrowings under the 2020 Credit Facility and the Company accounted for this derivative as an effective hedge until the final portion of the swap was sold on March 27, 2023. Any ineffective portion of the change in the fair value of the derivative would be recognized directly in earnings. However, we recorded no hedge ineffectiveness over the life of our swap. During the nine months ended September 30, 2023, we recorded $7.3 million of Other expense, net due to the sale of our swap.

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

Our operating activities used cash of $11.5 million in the nine months ended September 30, 2024, primarily as a result of lower deferred revenue, accounts payable, and inventory and our net loss adjusted for non-cash expenses. These amounts were partially offset by lower accounts receivable and other operating assets, and higher accrued expenses and other long-term liabilities. Our net loss is adjusted for non-cash expenses such as amortization of intangible assets, stock-based compensation, and the increase in the fair value of our Preferred Stock liability, partially offset by a $6.7 million one time payment of accumulated dividends as a result of our redemption of our Preferred Stock liability on June 25, 2024 and $8.2 million adjustment for amortization of an accumulated other comprehensive gain related to our interest rate swap and $14.6 million for deferred income tax expense. Higher revenue in our IP Optical Networks segment and lower operating expenses company-wide due to our various cost saving initiatives, including lower employee and facilities expenses, continue to positively affect our operating cash flow.

Cash used in operating activities in the nine months ended September 30, 2023 of $3.1 million was primarily a result of lower accounts payable, accrued expenses and other long-term liabilities, our net loss adjusted for non-cash expenses, and lower deferred revenue and higher inventory, partially offset by lower accounts receivable and other operating assets. Higher product revenue in our IP Optical Networks segment and lower operating expenses company-wide due to our various cost saving initiatives, including lower employee and facilities expenses, all positively affected our operating cash flow in 2023.

Cash Flows from Investing Activities

Our investing activities used $14.9 million and $6.6 million of cash to purchase property and equipment in the nine months ended September 30, 2024 and 2023, respectively. The increase is primarily due to the build out of a new facility in Israel.

Cash Flows from Financing Activities

Our financing activities provided $40.2 million of cash in the nine months ended September 30, 2024. We received $342.3 million of proceeds, net of $7.7 million of original issue discount, from the issuance of term debt under the 2024 Credit Facility that was established on June 21, 2024 to refinance the 2020 Credit Facility. Also, we had $44.1 million of both borrowings and principal payments under the 2020 Revolving Credit Facility. In conjunction with the establishment of the 2024 Credit Facility, we repaid the 2020 Term Debt amounting to $235.4 million, redeemed all of the outstanding Preferred Stock totaling $56.9 million, and paid $6.0 million in debt issuance costs. Also, we paid $0.9 million in principal payments on our 2024 Term Debt. In addition, we paid $3.0 million of tax obligations related to the vesting of stock awards and units.

Our financing activities used $32.2 million of cash in the nine months ended September 30, 2023, primarily due to $90.0 million of principal payments on our term debt, including a $75.0 million prepayment in connection with the Sixth Amendment to the 2020 Credit Facility, $1.6 million of debt issuance costs also paid in connection with the Sixth Amendment, and $3.9 million for the payment of tax obligations related to the vesting of stock awards and units. In addition, we received $53.4 million of proceeds from the issuance of the Preferred Stock and Warrants in the Private Placement and had $10.0 million of net borrowings under our 2020 Revolving Credit Facility.

The rate at which we consume cash is dependent upon the cash needs of our future operations, including our contractual obligations at September 30, 2024, primarily comprised of our debt principal and interest obligations as described above, and our operating lease and purchase obligations. Our operating lease obligations totaled $52.6 million at September 30, 2024, with payments to be made aggregating $4.6 million in the remainder of 2024, $11.1 million in 2025, $9.3 million in 2026 and $27.6 million thereafter. Estimated payments for purchase obligations for the full year 2024 total approximately $101 million. We anticipate devoting substantial capital resources to continue our R&D efforts, to maintain our sales, support and marketing, and for other general corporate activities. We believe that our financial resources, along with managing discretionary expenses, will allow us to manage the ongoing impact of inflation on our business operations. Looking ahead, we have developed contingency plans to reduce costs further if the situation deteriorates.

Based on our current expectations, we believe that our current cash balances and available borrowings under the 2024 Credit Facility will be sufficient to meet our anticipated cash needs for working capital and capital expenditures for at least twelve months from the date of issuance of these financial statements.

Recent Accounting Pronouncements

In December 2023, the Financial Accounting Standards Board (the "FASB") issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures (“ASU 2023-09”), which increases the disclosure requirements around rate reconciliation information and certain types of income taxes companies are required to pay. ASU 2023-09 will be effective for us beginning with our 2025 annual financial statements, with early adoption permitted. We expect the adoption of the standard will require certain additional income tax disclosures.

In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures (“ASU 2023-07”), which improves reportable segment disclosure requirements, including enhancement of the disclosures of significant segment expenses and interim disclosure requirements, to enable investors to better understand an entity's overall performance and assess potential future cash flows. ASU 2023-07 will be effective for us beginning with our 2024 annual financial statements and interim financial statements thereafter and will be applied retrospectively for all periods presented in the financial statements. Our adoption of this standard will require certain additional segment disclosures.

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

Item 4.   Controls and Procedures

Disclosure Controls and Procedures

Evaluation of Disclosure Controls and Procedures. Our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")) as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of September 30, 2024.

Changes in Internal Control over Financial Reporting. There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter ended September 30, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

The outcome of litigation is inherently uncertain. If one or more legal matters were resolved against the Company in a reporting period for amounts above management’s expectations, our financial condition and operating results for that reporting period could be materially adversely affected. We settled certain matters during the nine months ended September 30, 2024 that did not individually or in the aggregate have a material impact on our financial condition or results of operations.

Item 1A.  Risk Factors

Our business faces significant risks and uncertainties, which may have a material adverse effect on our business prospects, financial condition and results of operations, and you should carefully consider them. There have been no material changes in the nine months ended September 30, 2024 to the risk factors described in Part I, Item 1A. of our Annual Report on Form 10-K for the year ended December 31, 2023.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

(c)   Issuer Purchases of Equity Securities

The following table provides information with respect to the shares of common stock repurchased by us for the periods indicated:

				Approximate Dollar
			Total Number of	Value of Shares
			Shares Purchased	that May
			as Part of	Yet be Purchased
	Total Number	Average	Publicly	Under
	of Shares	Price Paid	Announced Plans	the Plans
Period	Purchased (1)	per Share	or Programs	or Programs
July 1, 2024 to July 31, 2024	48,909	$3.88	—	$—
August 1, 2024 to August 31, 2024	67,643	$2.94	—	$—
September 1, 2024 to September 30, 2024	2,578	$3.05	—	$—
Total	119,130	$3.33	—	$—
(1)	Upon vesting of restricted stock awards, certain of our employees surrender to us a portion of the newly vested shares of common stock to satisfy the tax withholding obligations that arise in connection with such vesting. During the third quarter of 2024, 119,130 shares of restricted stock were returned to us by employees to satisfy tax withholding obligations arising in connection with vesting of restricted stock.

Item 5.   Other Information

During the three months ended September 30, 2024, none of the Company’s directors or officers (as defined in Rule 16a-1(f) of the Securities Exchange Act of 1934) adopted, terminated or modified a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408 of Regulation S-K of the Securities Act of 1933). During the three months ended September 30, 2024, the Company did not adopt, terminate or modify a Rule 10b5-1 trading arrangement.

Item 6. Exhibits

Exhibit No.		Description
2.1

Agreement and Plan of Merger, dated as of November 14, 2019, by and among the Registrant, Ribbon Communications Israel Ltd., Eclipse Communications Ltd., ECI Telecom Group Ltd. and ECI Holding (Hungary) Korlátolt Felelősségű Társág (incorporated by reference to Exhibit 2.1 to the Registrant’s Current Report on Form 8-K, filed November 14, 2019 with the SEC).

2.2

Amended and Restated Purchase Agreement, dated December 1, 2020, among Ribbon Communications Inc., Ribbon Communications Operating Company, Inc., Ribbon Communications International Limited and American Virtual Cloud Technologies, Inc. (incorporated by reference to Exhibit 2.1 to the Registrant’s Current Report on Form 8-K, filed December 7, 2020 with the SEC).

3.1		Restated Certificate of Incorporation of the Registrant (incorporated by reference to Exhibit 3.2 to the Registrant’s Current Report on Form 8-K12B, filed October 30, 2017 with the SEC).
3.2

Certificate of Amendment of the Restated Certificate of Incorporation of the Registrant (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K, filed November 28, 2017 with the SEC).

3.3		Certificate of Designation of Series A Preferred Stock (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K, filed March 30, 2023 with the SEC).
3.4

Certificate of Amendment of the Restated Certificate of Incorporation of the Registrant (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K, filed August 4, 2023 with the SEC).

3.5		Amended and Restated By-Laws of the Registrant (incorporated by reference to Exhibit 3.3 to the Registrant’s Annual Report on Form 10-K, filed March 8, 2018 with the SEC).
4.1		Form of Warrant (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K, filed March 30, 2023 with the SEC).
10.1

Employment Agreement, dated as of October 3, 2024, among Ribbon Communications Inc., Ribbon Communications Operating Company, Inc. and John Townsend (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed October 4, 2024 with the SEC).

10.2

Severance Agreement, dated as of October 3, 2024, among Ribbon Communications Inc., Ribbon Communications Operating Company, Inc. and John Townsend (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K, filed October 4, 2024 with the SEC).

10.3

Form of Restricted Stock Unit Award Agreement (Performance-Based Vesting) between the Company and John Townsend (incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K, filed October 4, 2024 with the SEC).

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

Date: October 24, 2024