Form 10-K
period 2024-12-31
Ribbon Communications Inc.
filed 2025-02-27
CIK 1708055

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2024
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

(Registrant’s telephone number, including area code)

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐    No ☒

The aggregate market value of the common stock held by non-affiliates of the registrant was approximately $240,611,000 based on the closing price on June 28, 2024. As of February 24, 2025, the registrant had 175,724,084 shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the definitive Proxy Statement to be delivered to stockholders in connection with the registrant’s 2025 Annual Meeting of Stockholders are incorporated by reference into Part III of this report.

RIBBON COMMUNICATIONS INC.

FORM 10-K

YEAR ENDED DECEMBER 31, 2024

Cautionary Note Regarding Forward-Looking Statements

This Annual Report on Form 10-K contains “forward-looking statements” within the meaning of the U.S. Private Securities Litigation Reform Act of 1995, which are subject to a number of risks and uncertainties. All statements other than statements of historical facts contained in this report, including statements regarding impacts from the war in Ukraine and the financial sanctions and trade restrictions imposed in connection therewith, the effect of U.S. tariffs and the response from other countries, future expenses and restructuring activities and the anticipated benefits thereof, results of operations and financial position, capital structure, impacts from the war in Israel, beliefs about our business strategy, availability of components for the manufacturing of our products, ongoing litigation, plans and objectives of management for future operations and manufacturing are forward-looking statements. Without limiting the foregoing, the words “anticipates”, “believes”, “could”, “estimates”, “expects”, “intends”, “may”, “plans”, “seeks” and other similar language, whether in the negative or affirmative, are intended to identify forward-looking statements, although not all forward-looking statements contain these identifying words. Forward-looking statements are based on our current expectations and assumptions regarding our business, the economy and other future conditions. Because forward-looking statements relate to the future, they are subject to inherent uncertainties, risks and changes in circumstances that are unknown and/or difficult to predict and that may cause our actual results, performance or achievements to be materially different from those expressed or implied by the forward-looking statements. Such risks and uncertainties include, but are not limited to, unpredictable fluctuations in quarterly revenue and operating results; the impact of restructuring and cost-containment activities; increases in tariffs, trade restrictions or taxes on our products; supply chain disruptions resulting from component availability and/or geopolitical instabilities and disputes (including those related to the wars in Israel and Ukraine); the closure, on a temporary basis, of our offices or those of our contract manufacturer in Israel as a result of the war and the impact of military call-ups of our employees in Israel; material litigation; the impact of fluctuations in interest rates; material cybersecurity and data intrusion incidents, including any security breaches resulting in the theft, transfer, or unauthorized disclosure of customer, employee, or company information; our ability to comply with applicable domestic and foreign information security and privacy laws, regulations and technology platform rules or other obligations related to data privacy and security; failure to compete successfully against telecommunications equipment and networking companies; failure to grow our customer base or generate recurring business from our existing customers; credit risks; the timing of customer purchasing decisions and our recognition of revenues; macroeconomic conditions, including inflation; our ability to adapt to rapid technological and market changes; our ability to generate positive returns on our research and development; our ability to protect our intellectual property rights and obtain necessary licenses; our ability to maintain partner, reseller, distribution and vendor support and supply relationships; the potential for defects in our products; risks related to the terms of our credit agreement; higher risks in international operations and markets; currency fluctuations; unanticipated adverse changes in legal, regulatory or tax laws; future accounting pronouncements or changes in our accounting policies; and/or failure or circumvention of our controls and procedures. We therefore caution you against relying on any of these forward-looking statements. Additional important factors that could cause actual results to differ materially from those in these forward-looking statements are discussed in this report, including in Item 1A., “Risk Factors” of Part I of this Annual Report on Form 10-K. Any forward-looking statement made by us in this report speaks only as of the date on which this report was first filed. We undertake no obligation to publicly update any forward-looking statement, whether as a result of new information, future developments or otherwise, except as may be required by law.

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

Company History

The Ribbon name was created by the merger of Sonus Networks, Inc. and GENBAND US LLC (“GENBAND”) in October 2017, with both companies specializing in secure high-performance Voice Over Internet Protocol (“VoIP”) technology and solutions. Prior to that, GENBAND acquired assets of Nortel’s Carrier division in 2010, which included a world-class engineering and sales team, a broad deployment base of products and technology, and a recognized industry reputation and pedigree with customers around the world.

Since our formation in 2017, we have completed several acquisitions to strengthen and expand our portfolio of product offerings to service providers and enterprises. Recent notable acquisitions include:

●	Edgewater Networks Inc. (August 2018): Expanded our portfolio of security and signaling solutions for the enterprise network edge.
●	Anova Data, Inc. (February 2019): Expanded our portfolio with additional network optimization, security, and data monetization applications, enabled by an advanced Big Data Analytics and Machine Learning platform.
●	ECI Telecom Group Ltd. (“ECI”) (March 2020) (the “ECI Acquisition”): Further expanded our focus and strategy to include optical transport and Internet Protocol (“IP”) networking, switching, and routing products and solutions, and helped us create an industry-leading communications software and networking company with a comprehensive portfolio of advanced voice, security, data and IP optical networking and transport solutions.

Industry Background

Today’s communications service providers (“CSPs”) and enterprises are investing in their networks to compete in an ever-changing technology and customer experience landscape driven largely by cloud computing, mobile workforces requiring hyper-connectivity, new high-performance applications and use cases, and an insatiable demand for bandwidth by end-customers and the applications they use. The exponential growth in traffic has largely been driven by the consumption of video and in the next several years, it is expected that new applications leveraging large language model (“LLM”) AI will dramatically increase the amount of network bandwidth usage. As a result, service providers and enterprises must constantly seek out new technologies to refresh their networks to provide increased flexibility, automation, programmability, scalability, and reliability, to enable these new applications and services with an expedited time to market. These investments provide a competitive advantage and bring value-added services to increase network efficiency, increase customer satisfaction and produce new revenue streams. Within this broad industry context, investment in our products and services is driven by several key industry trends and strategic priorities.

Modernization of Communications Service Provider Networks to Reduce Total Cost of Ownership

CSPs of all types operate in a hyper-competitive environment as consumers and businesses have an increasing number of choices for their communication needs. It is imperative that providers invest to capture new revenue streams, while reducing the cost to operate their networks. Legacy services such as IP Multiprotocol Label Switching (“MPLS”) circuits, Centrex lines, and TDM phone are increasingly expensive to operate, and providers need to migrate customers to new offerings or risk high margin revenue streams. All these factors are causing service providers to re-think and evolve, or even over-haul, the way networks are designed, architected, managed, and optimized to deliver services to their customers with disruptive economics. They are migrating services to new software platforms that can be deployed in both private and/or public cloud environments (referred to as the “Telco Cloud”) using cloud-native technologies, architectures and operational processes with automation and concepts such as Continuous Integration and Continuous Delivery (“CI/CD”). Increasingly, network operators are also pursuing open, multi-layer optimized and disaggregated IP and Optical networking solutions, where they have the flexibility to assemble networks based on transport and control subsystems from different vendors with software-defined networking.

Service providers in some global regions, as mandated by governments or voluntarily, are also replacing certain incumbent vendor communications equipment and technology in their networks because of concerns for security. This presents a significant growth and market share opportunity.

This technology evolution challenge extends beyond service providers to many enterprises as well as Federal, State, and Local governments. In particular, the U.S. Federal defense agencies have a significant need to modernize their voice communications infrastructure, replacing legacy on-premises systems with modern cloud-based voice and video solutions. However, the unique requirements regarding security and survivability are not easily met by off-the-shelf enterprise applications, creating significant opportunities for companies that specialize in this area.

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

Increased Adoption of Cloud Communications and Collaboration

The shift to cloud-based communications began several years ago driven largely by the advantages of running applications in a virtual cloud environment and reducing dependency on on-premises computing and communications technologies. The Coronavirus Disease 2019 (“COVID-19”) pandemic accelerated this trend significantly, driven by the need for more remote working and commerce for many businesses and industries. As a result, businesses and consumers rapidly shifted from brick-and-mortar facilities and travel to work-from-home, or hybrid work-in-the-office and work-from home, using cloud communications and collaboration platforms such as Microsoft Teams, Zoom Phone and others, and require these communications platforms to be highly secure and scalable. New applications enabled by LLM AI will dramatically increase the traffic from the subscriber device to the data center.

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

Strategy Overview

Our mission is to create a recognized global technology leader providing open, cloud-centric solutions spanning multiple network layers that enable the secure exchange of communications and information, with unparalleled scale, performance, and elasticity. Our transformative acquisition of ECI in 2020 dramatically expanded our addressable market beyond secure voice communications into IP Networking, Optical Transport, and Software-Defined Networking (“SDN”) Management and Automation. We are implementing a focused strategy to target our broad global base of service provider and enterprise customers to establish us as key supplier of networking solutions. Key elements of the strategy include:

●	Operational Integration – In order to provide laser focus on the unique aspects of our portfolio, we initially adopted a business unit model following the acquisition of ECI, along with regional sales teams and an integrated corporate organization. As the number of opportunities to leverage the combined portfolio emerged, we evolved the organization in 2023 and integrated the two business units under a single leader and established a Chief Operating Officer position. We have tightened the alignment further in 2024 with the integration of several software research and development (“R&D”) teams and an integrated customer support and services organization. Similarly, the go-to-market team was combined under a single Global Sales Leader role. Internally we launched the “Ribbon 3.0” program, reflecting our continued transformation and drive towards best-in-class operational efficiencies and execution.
●	Cross-Selling and Tier One Service Provider Growth – We are laser-focused on marketing and selling our combined post-acquisition broad portfolio to our global deployed base of service provider and enterprise customers to expand our presence and share of the larger IP and Optical networking and transport market and cross-sell our complete portfolio. In particular, we are focused on penetrating the largest service providers around the world in order to drive long term growth and improved competitiveness.

●	North American IP Optical Networks Market Share – We expect to continue to unlock the value of our former ECI portfolio by growing IP Optical Networks market share in the North American market by leveraging the extensive deployment base and ongoing business that we have with service providers and enterprise customers. We have identified opportunities where we have been able to combine technology from both our Voice and IP Routing portfolios in order to address a clear customer need and differentiate our offering. We have seen significant success with regional service providers in the U.S., bolstered by the federal funding programs focused on improving internet access to underserved markets.
●	Participate in the 5G Opportunity – We have made significant R&D investments in our IP Optical product portfolio in order to address multiple opportunities tied to the deployment of 5G mobile networks. We are focused specifically on the access and aggregation layer of the network including cell-site routers, optical transport, and IP aggregation and routing. In many cases, the build-out of this part of the network lags or follows the up-front investment in the RAN portion of the network, and increases as traffic levels grow. We believe 5G is a multi-year opportunity as global service providers roll out the new capital-intensive technology and build out the needed network infrastructure over the next decade. We have reported several recent strategic wins in this area and believe this will be a key catalyst for growth.
●	Software-Centric and Cloud-Native Offerings – The value of virtual, cloud-native, and software-driven solutions deployable in the cloud grew because of the COVID-19 pandemic and the migration of network services to the Telco Cloud, which underscores another area of major focus for us. As a strategy, we continue to aggressively transition a significant portion of our product portfolio and business model towards more software, cloud-native offerings with automation and as-a-Service selling model. We believe this transition is instrumental in continuing to improve our profitability and competitiveness, and in growing the recurring revenue portion of our business.
●	Enterprise Offerings – The market need and growth rate are higher at the network edge than at the core. Our solution portfolio includes secure Unified Communications software-centric applications and IP and Optical network connectivity solutions. Together, these solutions address a wide number of critical infrastructure, federal defense, large enterprise, and medium-size businesses. We leverage partnerships with key go-to-market channels and solutions providers such as Dell and Microsoft, as well as other popular unified communications and collaboration (“UC&C”) platforms such as Zoom Phone and similar service provider UC&C offerings.
●	Partnerships – We continually look to form industry partnerships that will enhance our current solution offerings to our customers.

Customers

Our customers are comprised of a diverse set of service providers and enterprises located in over 140 countries around the world. Service provider customers include telephone companies (“telcos”) offering fixed and wireless communications services, cable Multi-System Operators (“MSOs”) and Communications as a service providers. Our service provider customers include many of the largest CSPs globally. Enterprise customers include small, medium, and large businesses and industry verticals such as transportation, utilities, government/public sector, finance, and education.

Customers trust us to solve their most challenging communications requirements, enabling people and devices to connect anytime, anywhere. Our customer-centric culture shapes all of our activities and inspires our team members to make a positive impact with our clients, investors, and communities.

In the year ended December 31, 2024, Verizon Communications Inc. (“Verizon”) accounted for approximately 14% of our revenue. Verizon is a service provider that offers interconnect, fixed line and mobile communications services, and our software solutions are sold across their business divisions supporting their large enterprises, SMB and consumer telecommunications and cable-related offerings. Our top five customers represented approximately 34% of our revenue in the year ended December 31, 2024.

Segment Information

Our Chief Operating Decision Maker (“CODM”) assesses our performance based on the performance of two separate lines of our business: the Cloud and Edge segment (“Cloud and Edge”) and the IP Optical Networks segment (“IP Optical Networks”).

Cloud and Edge Business Segment

The Cloud and Edge segment provides secure and reliable software and hardware products, solutions, and services for VoIP communications, Voice Over LTE (“VoLTE”) and Voice Over 5G (“VoNR”) communications, as well as UC&C services to both service provider and enterprise customers. Our Cloud and Edge products are increasingly software-centric and cloud-native for deployment on private, public, or hybrid cloud infrastructures, in data centers, on enterprise premises, and within service provider private networks.

Cloud and Edge Products and Solutions

Our Cloud and Edge portfolio delivers multiple solutions for enabling VoIP, VoLTE, VoNR, and UC&C in network, on-premises, or via the Telco Cloud for a broad range of service provider and enterprise customers. The solutions provided with this portfolio include those for:

●	Securing and providing resilient connectivity and calling via direct routing for Operator Connect - Microsoft Teams, Zoom and other cloud-based UC&C applications.
●	Securing contact center applications.
●	Securing service provider hosted and managed unified communications (“UC”) services.
●	Securing network interconnects for communications services.
●	Network transformation of fixed service provider voice services networks to help evolve, consolidate, and modernize legacy networks to VoIP and onto virtualized network environments or the Telco Cloud.
●	Implementing IP Multimedia Subsystem (“IMS”) networks required by mobile service providers for VoLTE service deployments and for 5G voice services.
●	Modernizing, evolving, and securing enterprise and industry vertical UC environments, supporting both on-premises and cloud-based deployments.
●	Securing voice sessions and protecting VoIP communications connectivity infrastructures, contact centers, Private Branch Exchanges and media servers.
●	Providing identity assurance that helps mitigate robocalls, prevent fraud by determining phone caller identity, intent, and reputation.
●	Analytics to provide visibility, security, and service assurance to enhance communication network operations and customer experiences.

Our Cloud and Edge market-leading product portfolio consists of two main categories – Session Border Controller (“SBC”) products and Network Transformation products:

Our SBC product portfolio encompasses a full range of deployment platforms including:

●	High performance carrier-grade compute platforms leveraging the latest advancements in silicon including NVIDIA GPU processors.
●	Feature-rich virtualized and cloud-native software products for deployment in both private and public cloud environments such as Amazon Web Services (“AWS”), Microsoft Azure and Google Cloud Platform.
●	Fully cloud-native implementation supporting as-a-Service (“aaS”) offers and business models.
●	On-premises dedicated appliances that scale up and down to meet the most demanding performance and security requirements.

Our SBC portfolio consists of the following categories of products:

●	Core network SBCs that are deployable by customers in their core networks, or on private or public clouds, and used to identify, manage, and protect voice communications traffic as it moves through and between communication networks. SBCs secure and interwork different voice communications protocols at IP network boundaries, both within and between service provider and enterprise networks. The portfolio also includes Policy and Routing products that work in heterogeneous voice networks and are used to intelligently manage communications sessions based on multiple policies such as least cost and Quality of Service routing, media type, source or destination, and time of day or week.

●	Enterprise Session Border Controllers and Edge products, deployable on premises or in the cloud, to enable the deployment and migration to secure cloud-based UC&C applications such as Microsoft Teams, Zoom Phone and service provider UC&C offerings, as well as securing cloud contact center offerings. Enterprise SBCs provide service assurance and visibility within the enterprise for service-provider hosted and managed UC services. The EdgeMarc multi-service gateway portfolio provide support for enterprise voice interfaces such as PRI, T1, and FXO, as well as aggregation and transport of local data traffic. Our products are also provided as-a-service through our Ribbon Connect for Microsoft Teams Direct Routing platform, a cloud-based aaS offering for securing calls to the public telephone network from the enterprise.
●	Ribbon Call TrustTM is an aaS offering for providing identity assurance. The identity assurance portfolio, using information from deployed network elements including SBCs, helps mitigate robocalls and prevent fraud by determining phone caller identity, intent, and reputation. With this information, it is possible to help determine if a call is from a legitimate person, for a legitimate purpose, and without malicious intent. Our customers utilize these capabilities to provide a better call experience to their end-customers. We are an industry leader in the development and deployment of the STIR (Secure Telephone Identity Revisited) and SHAKEN (Signature-based Handling of Asserted information using toKENS) standards, with deployments throughout North America and Europe.
●	A cloud-native Analytics Platform with applications that aid customers in gathering actionable intelligence from their communications network elements, including SBCs in the core and edge of their networks, to provide them with network performance visibility, service assurance, security, and fraud mitigation.

Our Network Transformation product portfolio is deployed in the most demanding environments and enables the modernization of fixed, mobile and enterprise voice communications networks to support network and Telco Cloud-based services and the next generation of IP-based voice communications services and includes multiple software-centric platforms and products including:

●	Signaling products that provide network signaling for communications services.
●	Call Controllers that provide call processing within networks for voice communications services and applications.
●	Media Gateways that perform the interworking or translation of media, or voice sessions and the corresponding network protocols both within and across VoIP and legacy communications networks and use codecs (coder-decoder) and digital signal processors to do so.
●	A multi-tenant and highly scalable Application Server that enables the deployment of VoIP and UC&C services and applications.

Cloud and Edge Competition

Competition in the market for the Cloud and Edge portfolio remains strong. The market is shifting from an environment dominated by a few large telecommunications legacy hardware equipment companies, such as Ericsson LM Telephone Company (“Ericsson”), Huawei Technologies Co. Ltd. (“Huawei”), and Nokia Corporation (“Nokia”), to a market that is characterized by cloud-native software network function virtualization, hybrid private public cloud compute environments, and open interoperable interfaces. We believe this shift creates opportunities for us to differentiate and gain share from competitors such as:

●	Huawei, Ericsson, Nokia, Oracle Corporation, Cisco Systems, Inc. (“Cisco”) and AudioCodes Ltd. for our SBCs, Enterprise Edge products and Ribbon Connect.
●	Neustar, Inc., Metaswitch Networks (“Metaswitch – A Microsoft Company”), First Orion Corp., Secure-Logix Corporation, TransNexus, Inc. and Transaction Network Services, Inc. for our Identity Assurance and Ribbon Call Trust offerings.
●	NETSCOUT Systems, Inc., Mobileum, Empirix Inc. and Ericsson for our Analytics offerings.
●	Huawei, Metaswitch, netsapiens, Nokia and Ericsson for our Network Transformation offerings.

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

Our IP Optical Networks multi-layer product portfolio includes:

●	The Apollo product line provides programmable and open Optical Transport Network (“OTN”) capabilities over Dense Wavelength Division Multiplexing (“DWDM”) support. The OTN layer maps Ethernet and other services into OTN bit streams for transparent optical transmission, and DWDM routes wavelengths of light containing the OTN-encapsulated bit streams across wide areas, greatly increasing the efficiency and capacity of fiber facilities. Our Apollo hardware and software products deliver reconfigurable and programmable low-latency optical transport that simultaneously speeds up provisioning of new services while maximizing traffic throughput at the lowest cost per bit. Apollo provides customers with a choice of two transmission optimizations. Capacity-reach optimization uses industry-leading 5nm-140Gbaud technology that maximizes channel capacity for any given distance. It supports optical transmission speeds ranging from 400 gigabits per second for ultra-long haul applications to 1.2 terabits per second for short haul applications. Power-cost optimization uses low power consumption and cost effective 400 gigabit per second technology, which delivers strong enough performance for metro applications. The Apollo product line provides state-of-the-art transparent and flexible DWDM and OTN transport with integrated packet switching capabilities. A modular architecture allows optimized solutions across access, metro, regional, and long-haul networks. Apollo combines high performance, low-latency OTN transport, and OTN switching with software-configurable optical routing for maximum efficiency. Apollo can dynamically reconfigure optimal links in the event of fiber failures to maintain service availability. Apollo is “self-aware,” with intelligent reporting for efficient and SDN-ready operations. Apollo also provides deployment choice, whether as an integrated solution or as standalone subsystems for disaggregated open architecture multivendor solutions. A key security feature of Apollo that is used broadly in critical infrastructure and enterprise deployments is Layer 1 Optical Encryption. This uses AES-256 encryption, which is the strongest and most robust encryption standard that is commercially available today, and also supports a choice of standard, Post Quantum Computing, and Quantum Key Distribution key exchange mechanisms.
●	The Neptune product line of high-performance switching and routing solutions are optimized to provide the converged multi-service, service-aware aggregation needed for cost/performance optimized connectivity between consumers and the applications and services they are using. Neptune supports multiple services delivered over multiple access network technologies. Ethernet interfaces ranging from Gigabit Ethernet (“GbE”) through to 100GbE allow all IP/MPLS and Ethernet access networks to be supported, and pluggables providing XGS-PON, EPON and TDM circuit emulation allow PON access networks and legacy TDM access network to be supported. Traffic from the access networks is aggregated and connected to the services, applications, and compute platforms, meeting the specific service level agreements required for each service, including guaranteed latency, jitter, capacity, or reliability. To achieve this, Neptune uses a range of protocols such as IP/MPLS, MPLS-TP and segment routing traffic engineered (“SR-TE”). As services, applications and compute platforms become increasingly distributed across the network, located in local data centers and multi-access Edge compute platforms, Neptune, in conjunction with MUSE, can dynamically route the connectivity wherever it is required, whilst still meeting the performance requirements. In addition, Neptune provides a 400G ZR+ pluggable capability, allowing it to support both single layer IP over DWDM connectivity or multi-layer optimized IPoOTN/DWDM connectivity, whichever best meets the network operator’s needs. With these capabilities, Neptune is ideally suited for residential broadband backhaul, business services, MSOs and private enterprise networks. With Flexible Ethernet, enhanced timing and synchronization capabilities, 25GbE and 50GbE interfaces and high-capacity, high-density platforms, Neptune is also ideal for 5G deployments. These capabilities and unique form factors such as DIN-rail mounting, street cabinet deployment and environmental capabilities also make Neptune a compelling solution for mission critical enterprises.
●	The Muse SDN multi-layer Domain Orchestrator and cognitive software is a suite of cloud-native applications that deliver SDN domain orchestration for underlying multi-layer Neptune IP and Apollo Optical networks. This covers complete lifecycle management and automation to speed up time to revenue, reduce total cost of ownership, and facilitate integration into wider ecosystems. It is powered by a carrier-grade, cloud-native Platform as a Service and works in conjunction with our LightSOFTTM network management system. Built for a 5G services world, Muse enables network operators to programmatically configure and combine hard and soft slicing technologies to create slices appropriate to different sets of 5G-enabled services and customer sub-networks. Then, using a rich set of tools, operators can design, provision, and assure a broad array of services on top of the slices. Muse’s suite of advanced service and network control applications empower service providers to do more, through simple service creation and lifecycle management, proactive network assurance, network optimization, and automation. Muse ensures that people and systems receive the right tools to monetize the network effectively through intuitive graphical user interfaces or industry-standard Application Programmable Interfaces.

IP Optical Networks Competition

Competition in the markets addressed by our IP Optical Networks products is strong. The market is shifting from an ecosystem dominated by a few large telecommunications legacy hardware equipment companies with proprietary solutions such as Ciena Corporation (“Ciena”), Cisco, and Nokia, to a market that is characterized by a combination of closed and open solutions, software-defined networking, and dis-aggregation ready for next generation networks, services and applications including 5G, leveraging merchant silicon technology. We believe this shift creates opportunities for us to increase our share in the market as compared to direct competitors such as Cisco, Juniper Networks, Inc., Huawei, Nokia, Ciena, Infinera Corporation, Adtran Networks, and Fujitsu Limited. We believe a key differentiation from these competitors is our optimized and integrated multi-layer IP optical solutions. These solutions leverage our SDN, IP routing and optical networking and control plane technologies for both IP and Optical networking layers to create a truly integrated IP Optical Network that optimizes resource utilization in real time, and provides the best overall economics to customers differentiating us from our competitors. Advanced planning algorithms design multi-layer IP Optical networks that maximize traffic handling with failure resiliency by looking holistically at all network layers, providing the best return on capital expenditures. These multi-layer optimized networks can then meet specific customer and service needs on a case-by-case basis.

Services and Support

As communication networks continue to grow increasingly vital to society and business, and complexity grows with every new technology introduction cycle, service providers are increasingly challenged to control costs and find the expertise to operate, maintain, and repair these platforms. We have a rich history of providing service-based solutions to complement our products and to help service providers and enterprises grow revenues, serve their customers, reduce costs, and improve productivity. Our Global Services organization provides a wide range of services to enable our customers to achieve those goals. Our Professional Services team includes hundreds of VoIP, IMS, IP and Optical networking specialists offering technical depth, network breadth and proprietary tools to assist customers in all aspects of network modernization, design, operation and deployment. Our Maintenance Support offerings deliver a comprehensive support strategy for all of our products, applications, and solutions sold. Our Managed Services offer proactive monitoring to keep customers’ production communications running smoothly so they can concentrate on operating their business. In addition, our Education Services are designed to equip customers with the technical knowledge and skills needed to accelerate service readiness and delivery goals and to help customers get the most out of our products and solutions.

Sales and Marketing

We sell our portfolio of products and solutions to service provider and enterprise customers around the globe through both direct sales and indirectly through channel partners, including independent resellers, distributors, service providers and system integrators. Most of our sales to service providers are done directly and most sales to enterprises are done through channel partners. To support our customers’ requirements, our direct sales team is organized geographically and by major customers.

Our sales teams sell our full portfolio of products and solutions from both segments to customers in each salesperson’s assigned region. Our direct sales teams and resellers are supported by a highly trained technical sales engineering staff who work closely with our customers to develop technical proposals and design systems to optimize system performance and economic benefits for our customers.

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

The worldwide supply chain disruptions that started mid-2020 have affected multiple aspects of our product realization processes, including extended component lead-times, part shortages, higher input costs, and increased logistics complexity. This largely moderated in 2023 and 2024, however some higher input costs remain, and our inventory levels are somewhat elevated. We continue to implement specific actions to manage these issues, including investment in key re-design of sub-assemblies to improve product availability and lower costs.

The ongoing unrest and conflict in the Middle East has caused some disruption to material supply chain and production operations in that region. We have successfully avoided any significant impacts thus far by carefully managing the flow of material, and enacting our established business continuity processes with alternate suppliers and production operation centers.

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

To maintain our position as a leader in product and solution development, we continue to invest in our development methodologies, leveraging and adopting industry best practices in the domains of DevOPs, Continuous Integration and Continuous Delivery (“CI/CD”), cloud-native software, and Security and Test Automation.

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

We leverage modern technologies and industry best practices across all of our products and solutions to provide security at each layer of the solution, enabling end to end security of the overall system. We continue to invest in analytics and automation using the latest artificial intelligence and machine learning (“AI/ML”) technology, to allow our customers to operate our solutions at scale with end-to-end visibility and control over the robustness, security, and efficiency of the solution.

Intellectual Property

We believe intellectual property is fundamental to our business and success, and we depend upon our ability to develop, maintain and protect our technology. We seek to safeguard our investments in technology and rely on a combination of U.S. and foreign patent, trademark, trade secret and copyright law and contractual restrictions to protect the proprietary aspects of our technology. As of December 31, 2024, we had 787 issued patents in the U.S., 659 of which expire between 2025 and 2042, and we had 41 in-process patent applications in the U.S. As of such date, we also had 351 issued patents in foreign jurisdictions, and we had 86 in-process patent applications in foreign jurisdictions. As of December 31, 2024, we had 30 trademarks registered or pending in the U.S. and 174 trademarks registered or pending in foreign jurisdictions.

In addition to the protections described above, we seek to safeguard our intellectual property by employing measures to protect against the unauthorized use or disclosure of the source and object code for our software, documentation and other written materials; licensing our software pursuant to signed license agreements, which impose restrictions on others’ ability to use our software; and seeking to limit disclosure of our intellectual property by requiring employees and consultants with access to our proprietary information to execute confidentiality agreements.

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

Regulatory Considerations

As a company with global operations, we are subject to complex U.S. and foreign laws and regulations, including trade regulations, tariffs, import and export regulations, anti-bribery and corruption laws, antitrust or competition laws, cybersecurity, privacy and data protection, among others. In addition, our operations are also subject to a number of environmental regulations such as the Waste Electrical and Electronic Equipment Directive (“WEEE”) and the Directive on the Restriction of the Use of Certain Hazardous Substances in Electrical and Electronic Equipment (“RoHS”). We have developed policies and procedures to assist us in complying with these laws and regulations. Our historical compliance costs, including those related to environmental regulations, have not resulted in a material adverse effect on our business, results of operations or financial condition. We expect the laws and regulations to which we are subject will continue to increase and the future costs of compliance with existing or new regulations could materially impact our business in the future.

Our Employees

As a global company with employees in over 30 countries, we focus on creating an inclusive community, aligning our resources, processes, and platforms to build a work culture that reflects and expresses our core values. This enables us to work efficiently across borders and functions. Our aim is to create a workplace that is engaging, inspiring, challenging, and inclusive. We strive to be a great employer for our current employees and for future employees who are seeking an opportunity to join our dynamic business, positioned at the nexus of global communications technology and social transformation.

As of December 31, 2024, we had a total of 3,052 employees worldwide, located geographically as follows:

	Number of	Percentage of
	employees	total
Asia	1,174	39%
North America	852	28%
EMEA	927	30%
LATAM	99	3%

Approximately 635 employees are covered by collective bargaining agreements or works councils. We believe that in general we have good relationships with these various labor organizations.

Ribbon takes pride in conducting business in accordance with the highest ethical standards. Our Code of Conduct outlines the importance of employees acting in an honest and ethical manner. Ribbon employees are informed and aware of this policy. The principles of integrity, accountability and fair dealing are the cornerstone of our business and are critical to our future success. Our employees understand that adherence to proper conduct helps us improve our competitive positioning and business outcomes. To assist in this, we are deliberate in making sure that each employee is aware that they play a role in fostering a work environment that encourages mutual respect and congenial relationships among employees.

We believe that a culture which encourages all employees, regardless of race, sex, background, or affiliation, to take pride in their individual contributions and work together as a team is key to our success. In 2024, our employee-led council focused on conducting educational initiatives to increase awareness of different employee backgrounds and cultures, as well as to promote gender diversity. These educational initiatives included hosting webinars related to special days or events, such as Pride Month, and International Holocaust Remembrance Day. Other initiatives that promote gender diversity included our ongoing Women’s Leadership Program, highlighting women at Ribbon on our social media platform, an external campaign conducted to attract female talent, and the establishment of a Ribbon Women’s Business Community to lead social networking events. Ribbon is committed to fostering and maintaining a culture of diversity and inclusion for employees.

Employee Hiring, Turnover and Engagement. Our turnover and hiring metrics are refreshed on a weekly basis and formally presented monthly. This up-to-date information allows us to quantify our success with employee retention, implement timely and selective retention initiatives as needed, and measure the speed at which we attract and onboard qualified candidates. In 2024, our voluntary turnover rate was 6.6%, a slight increase from the 5.9% voluntary turnover rate we experienced in 2023.

For the year ended December 31, 2024, we hired 236 employees globally. We have a formalized employee referral program in place as we have found that employees who join us through employee referrals are a good cultural fit and remain with us longer than those who have no personal connection. Approximately 29% of our hires in 2024 came from employee referrals. The average time to fill a position in 2024 was 38 days.

Our employee management process includes conducting exit interviews with all employees that leave us voluntarily. The data obtained from our exit questionnaire and one-on-one interviews are referenced when creating and updating benefit plans and other employee initiatives/offerings.

Our recognition program, “Real Time Rewards,” is an online platform which allows employees across all job levels and countries to recognize and express appreciation to their colleagues. This tool allows employees to be recognized for going above and beyond. In 2024, approximately 3,000 awards were distributed, whereby 49% of our employees were rewarded for their contributions. These rewards are comprised of both monetary and non-monetary awards and are also used to recognize service anniversaries, birthdays, and other notable events.

Learning and Development (L&D). We believe that investing in our employees’ personal and professional development enables them to perform their current roles with maximum effectiveness and to be prepared for roles of greater responsibility in the future. Our strong L&D programs deliver employee empowerment, boost workplace engagement and relationships, and retain talent. These learning programs utilize a combination of in-person and online curriculum and include core modules, some of which are mandatory, relating to ethical conduct, products and services, cybersecurity, safety, human rights and anti-corruption, as well as additional tailored programs on topics such as leadership, management, excellence in service, project management and competency development. In 2024, we delivered more than 19 live training webinars, 9 manager/leader development programs, and approximately 13 training hours per employee across our workforce.

Safety, Health and Well-being. Our objective is to provide a safe and hazard-free work environment for all employees. Compliance with applicable safety regulations is a top priority and we strive to maintain our strong track record for safety, which continues to be reinforced through regular training modules at all of our locations.

Ribbon regularly promotes our Employee Assistance Program (the “EAP”), which is offered to all employees and their families to provide customized services to meet varying needs globally. The EAP is a confidential support service to help our employees and their dependents at no cost to our employees. In 2024, we saw a significant increase in the utilization of our EAP. Our goal is to continue to focus on finding ways to support our employees and their families.

In addition, as a company consistently advocating for a healthy, balanced lifestyle, we offer a Wellness Program, which is available to all employees and their families. This program includes a variety of wellness related topics delivered quarterly through activities such as webinars, exercise sessions, and engaging challenges.

In 2024, we continued with our Hybrid Work Model. Under this policy, employees spend a minimum of two days per week working from one of our offices. This encourages collaboration, innovation, and socialization while maintaining the flexibility to work remotely as well.

Community Investment. We value the communities in which we work. We encourage a service mindset among our employees wherever they are and support community involvement and engagement. Our Employee Engagement committees have developed ongoing relationships with local Non-Profit organizations where Ribbon and our employees are contributing both time and funds to provide needed support. Ribbon also sponsors events and campaigns that support organizations such as the American Heart Association, Make a Wish Foundation, and the United Way. In addition, since 2010, we have provided a day of paid time off for all employees to participate in our Global Day of Service, during which employees and their families are encouraged to volunteer and contribute to local charitable organizations in their communities. In 2024, more than 40% of employees across the globe donated combined time of over an aggregate of 5,500 hours to support charitable organizations.

For additional information on Ribbon’s talent and our current engagement activities, please see our most recent sustainability report, which is available at ribboncommunications.com/company/company-policies/sustainability-report.

Corporate Governance and Social Responsibility

We are committed to operating ethically, efficiently and inclusively. We aim to help improve the quality of the lives of people, society and the health of the planet through leveraging our expertise in transforming networks, enhancing security and delivering world-class solutions. We believe that communications technology and continuous innovation form the backbone upon which sustainable development largely depends. Major technology trends supported by our solutions include the accelerated adoption of collaboration platforms such as Microsoft Teams and Zoom; the 5G revolution; accelerating customers’ ability to transfer carbon-intensive data storage from using local physical environments to the cloud; supporting service providers’ increased network demands to allow more people to work from home; and using our analytics solutions to maximize network efficiencies. In addition, we believe we contribute to the communities in which we operate through the mitigation of climate change and other global sustainable development priorities.

We have taken a more strategic position to our environmental, social and governance (“ESG”) practices. Our ESG materiality study reviewed the expectations and requirements of both our stakeholders and our competitors to focus on the ESG practices that are most critical to our business and those where we believe we can make the largest positive impact. From this materiality study, we published a strategy, which we review with the Board of Directors from time to time, which we believe will positively impact our future environmental performance, and deliver social benefits for our customers, employees and society at large. Additionally, we believe the governance improvements made as a result of our strategy will result in enhancements in our accountability and that of our suppliers and partners.

We are committed to protecting the environment and reducing the impact on the environment within a product’s lifecycle through responsible product design and requiring suppliers to adhere to sustainable practices. An example of this is our focus on continuously improving the power and space efficiency of our products to reduce overall energy consumption. We align our compliance goals with component directives such as RoHS legislation in the European Union and China and with the European WEEE directive. We also hold a host of internationally recognized certifications for our global offerings, including ISO 9001: 2015 - Quality Management Systems; ISO 14001: 2015 - Environmental Management Systems; and SI 10000: 2013 - Social Responsibility (covering our sites in Israel).

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

Additional Information

Our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed with or furnished to the United States Securities and Exchange Commission (the “SEC”), are available free of charge through the SEC’s Internet site (http://www.sec.gov) or our Internet site (http://www.ribboncommunications.com) as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC. Information contained on, or that can be accessed through, our website does not constitute a part of this annual report and is not incorporated by reference herein.

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

Risk Factors Summary

The following is a summary of the principal risks that could adversely affect our business, operations and financial results:

Risks Related to Our Business and Industry

●	Our quarterly revenue and operating results are unpredictable and may fluctuate significantly quarter to quarter.
●	Failure to compete successfully could impair our ability to increase revenues and/or remain profitable.
●	Our future success is dependent on growing our base of customers and expanding our recurring revenue.
●	Consolidation in the telecommunications industry could harm our business.
●	Restructuring activities could adversely affect our ability to execute our business strategy.
●	Exposure to the credit risk of some of our customers and to credit exposures in fragile financial markets could result in material losses.
●	Disruptions to relationships with distributors, resellers, system integrators and other channel partners could adversely affect our revenues.
●	Failure to align our strategic plan with our customers’ investments, or failure of products and services to meet customers’ demands, could impact our revenues.
●	Failure of our products to interoperate with our customers’ existing networks could result in customer losses.
●	Failure for customers to adopt our new products and services focused on virtualized networks, could reduce our revenues.
●	Failure by our strategic partners or by us in integrating products could harm our business.
●	We rely on contract manufacturers.
●	We rely on single or limited sources for supply of some components of our products.
●	Failure to correctly estimate future requirements for end-of-production products purchased from third parties could harm our operating results or business.
●	Products may have errors or defects that we find only after full deployment.
●	Government sales are subject to potential delays and cutbacks, may require specific testing efforts, or impose significant compliance obligations.
●	Future investments, mergers or acquisitions could be difficult to integrate, disrupt our business, dilute shareholder value and harm our financial condition.
●	Failure to hire and retain key personnel could negatively impact our ability to meet our business objectives and impair future growth.
●	Man-made problems, such as terrorism, and natural catastrophic events may disrupt our operations and harm our operating results.
●	We may not be successful in our artificial intelligence initiatives and such initiatives may expose us to greater litigation and regulatory risk.

Risks Related to Our International Operations

●	Worldwide global economic conditions and uncertainties may have a material adverse impact on our business.
●	Increases in tariffs, trade restrictions or taxes on our products could have an adverse impact on our operations.

●	The wars in Israel and Ukraine could materially impact our sales to customers in that region.
●	Conditions in Israel may materially and adversely affect our business.
●	Risks associated with our international operations could impair our ability to grow our international revenue.
●	Fluctuations in currency exchange rates could negatively impact our financial results and cash flows.
●	Use and reliance upon research and development resources in global locations may expose us to unanticipated costs and/or liabilities.

Risks Related to Intellectual Property

●	Our business could be jeopardized if we are unable to protect our intellectual property.
●	Failure to obtain necessary licenses or ongoing maintenance and support of third-party technology at acceptable prices on acceptable terms, or at all, could harm our operating results or business.
●	A breach of the security of our information systems or those of our third-party providers could adversely affect our operating results.

Risks Related to Regulation

●	Data privacy issues, including evolving laws, regulations and associated compliance, may adversely impact our business and financial results.
●	Failure to comply with the Foreign Corrupt Practices Act (“FCPA”), the U.K. Bribery Act (“UKBA”) and similar regulations could subject us to significant civil or criminal penalties.
●	Governmental export and import controls could subject us to liability, require a license from the U.S. government or impair our ability to compete in international markets.
●	Changes in governmental regulation, especially with respect to the telecommunications industry, could harm our operating results and future prospects.

Risks Related to Our Indebtedness and Accounting Matters

●	The terms of our credit agreement could adversely affect our operating flexibility and pose risks of default, which would negatively impact our liquidity and operations.
●	Impairment of our goodwill or intangible assets may require us to record a significant charge to earnings.
●	Failure to maintain appropriate internal controls in the future may adversely affect our stock price and our business.

Risks Related to Ownership of our Common Stock and Warrants

●	The choice of forum provision in our Certificate of Incorporation could limit our stockholders’ ability to obtain a favorable judicial forum for disputes with us or our directors, officers or agents.
●	Anti-takeover provisions in our charter documents and under Delaware law could make an acquisition of us more difficult, limit attempts by our stockholders to replace or remove our current management and may negatively affect the market price of our common stock.
●	The outstanding warrants are exercisable for common stock, which would increase the number of shares eligible for future resale in the public market and result in dilution to stockholders.
●	We may issue debt and equity securities that are senior to our common stock, which could negatively affect the value of our common stock.
●	The outstanding warrants are speculative in nature and may not have any value.
●	Holders of our warrants will have no rights as a common stockholder until they acquire our common stock.
●	The market price of shares of our common stock may experience volatility, which could cause holders of the warrants to incur substantial losses.
●	An active trading market for the warrants does not exist and may not develop.

General Risk Factors

●	Litigation and government investigations could result in significant legal expenses and settlement payments, fines or damage awards.

●	Our stock price has been and may continue to be volatile.
●	We are party to a stockholders’ agreement with certain stockholders which provides such stockholders with certain rights that may differ from the rights of our other stockholders.
●	Delaware law and our charter documents contain provisions that could discourage or prevent a potential takeover.

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

Competition in the telecommunications market is intense. The market is shifting from an ecosystem dominated by a few large incumbent telecommunications equipment companies, such as Ericsson LM Telephone Company, Huawei Technologies Co. Ltd., Nokia Corporation, Ciena Corporation and Cisco Systems, Inc., to a market with competitors that are characterized by network virtualization, migration to the cloud, and open interfaces. We believe this shift creates opportunities for us, as well as our direct competitors in telecommunications and networking. The shift also creates opportunities for new entrants, including some that may currently be our strategic partners, that could become competitors in the industry. See Item 1. “Business – Competition”. Mergers among any of these or other competitors could strengthen their ability to compete against us, and additional competitors with significant financial resources entering our markets could further intensify competition.

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

Many of our current and potential competitors have significantly greater selling and marketing, technical, manufacturing, financial and other resources than we have. Further, some of our competitors sell significant amounts of other products to our current and prospective customers and have the ability to offer lower prices to win business. Our competitors’ broad product portfolios, coupled with already existing relationships, may cause our customers to buy our competitors’ products or harm our ability to attract new customers.

If we are unable to compete successfully against our current and future competitors, we could experience price reductions, order cancellations and loss of customers and revenue, and our operating results could be adversely affected.

Our future success is dependent on growing our base of customers and expanding our recurring revenue from our existing customers.

We rely on certain key customers, and our future success will depend on our ability to generate recurring business from our existing customers and to attract additional customers beyond our current customer base. One customer, Verizon, contributed approximately 14% of our revenue in the year ended December 31, 2024. Our top five customers contributed approximately 34% of our revenue in 2024. Factors that may affect our ability to grow our customer base include, but are not limited to, economic conditions that discourage potential new customers from making the capital investments required to adopt new technologies; deterioration in the general financial condition of service providers and enterprises, or their ability to raise capital or access lending sources; new product introductions by our competitors; and the success of our channel partner program. If we are unable to expand our customer base, the loss of any significant customer, or any substantial reduction in purchase orders or deferral of purchasing decisions from these customers, could materially adversely affect our results of operations and financial condition.

Consolidation in the telecommunications industry could harm our business.

The telecommunications industry, including many of our customers, has experienced consolidation, including, in the carrier space, the proposed acquisition of Frontier Communications by Verizon (2024), the merger between Rogers Communications Inc. and Shaw Communications Inc. (April 2023), the acquisition of certain Lumen Technologies assets by Brightspeed (2022), the merger between T-Mobile US, Inc. and Sprint Corporation (2020) and the acquisition of Blue Face Ltd. by Comcast Corporation (2020). Further, consolidation has also occurred in the telecommunications supplier and vendor space, including the proposed acquisition by Alianza of the Metaswitch business held by Microsoft (December 2024), the proposed merger of Infinera with Nokia (June 2024), the proposed acquisition of Juniper Networks by Hewlett Packard Enterprises (January 2024), the combination of ADTRAN, Inc. and ADVA (2022) and the acquisition of Acacia Communications, Inc. by Cisco Systems, Inc. (2021).

We expect this trend to continue. Consolidation among our customers may cause delays or reductions in capital expenditure plans by such customers and/or increased competitive pricing pressures as the number of available customers declines and the relative bargaining power of customers increases in relation to suppliers. Any of these factors could materially adversely affect our business. Further consolidation among our competitors may create additional opportunities for us as customers look to maintain multiple vendors in their networks, but it could also provide those competitors with much larger scale making it more difficult for us to compete against them.

Restructuring activities could adversely affect our ability to execute our business strategy.

We recorded restructuring expense of $10.2 million and $16.2 million in 2024 and 2023, respectively, including severance and related costs, facilities restructuring and accelerated amortization of lease assets. In 2025, we expect to record additional restructuring expense of approximately $5 million as we look to further streamline operations and consolidate our global footprint.

Our current restructuring and any future restructuring, should it become necessary for us to further restructure our business due to market conditions or other factors that reduce the demand for our products and services, could adversely affect our ability to execute our business strategy in a number of ways, including through loss of key employees; potential work stoppages by our unionized employees; diversion of management’s attention from normal daily operations of the business; diminished ability to respond to customer requirements related to both products and services; disruption of our engineering and manufacturing processes, which could adversely affect our ability to introduce new products and to deliver products both on a timely basis and in accordance with the highest quality standards; and/or reduced ability to execute effectively internal administrative processes, including the implementation of key information technology programs.

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

Our customers’ failure to pay and/or our failure to maintain sufficient reserves could have a material adverse effect on our results of operations and financial condition. Additionally, in the event that turmoil in the credit markets makes it more difficult for some customers to obtain financing, those customers’ ability to pay could be adversely impacted, which in turn could have a material adverse impact on our business, results of operations and financial condition.

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

We spend a significant amount of time, money and resources developing new technology, products and solutions to help keep up with rapid technology and market changes. Our strategic plan, includes a continued shift in our investments from mature technologies that previously generated significant revenue for us toward certain networking technologies. Our choices of specific technologies to pursue, and those to de-emphasize, may prove to be inconsistent with our customers’ investment spending. Moreover, if we invest in the development of technologies, products and solutions that do not function as expected, are not adopted by the industry, are not ready in time, are not accepted by our customers as quickly as anticipated or at all, mature more quickly than we anticipated or are not successful in the marketplace, our sales and earnings may suffer and, as a result, our stock price could decline.

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

If our products do not interoperate with our customers’ existing networks, we may not retain current customers or attract new customers.

Many of our customers will require that our products be designed to interface with their existing networks, each of which may have different specifications. Issues caused by an unanticipated lack of interoperability may result in significant warranty, support and repair costs, divert the attention of our engineering personnel from our hardware and software development efforts and cause significant customer relations problems. If our products do not interoperate with those of our customers’ networks, installations could be delayed or orders for our products could be canceled, which would seriously harm our gross margins and result in loss of revenue or customers.

We believe the telecommunications industry is in a major architectural shift to the virtualization of networks. If the architectural shift does not occur at the pace we predict, or if the products and services we have developed are not attractive to our customers after such shift takes place, our revenue could decline.

We believe the telecommunications industry continues to transition to the virtualization of networks. However, our customers may adapt to such changes at varying rates. As our customers take time to determine their future network architectures, we may encounter delayed timing of orders, deferred purchasing decisions and reduced expenditures by our customers. These longer decision cycles and reduced expenditures may negatively impact our revenue or make it difficult for us to accurately predict our revenue, either of which could materially adversely affect our results of operations and cause our stock price to decline.

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

In addition to cooperating with our strategic partners, such as Dell, on specific customer projects, we also may compete in some areas with these same partners. If these strategic partners fail to perform or choose not to cooperate with us on certain projects, in addition to the effects described above, we could experience loss of customers and market share, or fail to attract new customers.

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

Reliance on our suppliers also exposes us to potential quality variations and unforeseen price increases. Any disruption in the supply of key components would seriously adversely affect our ability to meet committed delivery dates and could result in loss of customers, harm to our ability to attract new customers, the payment of contractual liquidated damages or legal action. Additionally, any unforeseen increases in the prices of components could reduce our profitability or force us to increase our prices, which could result in a loss of customers or harm our ability to attract new customers and could have a material adverse effect on our results of operations.

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

Disruptions to, or our failure to effectively develop, manage and maintain our government customer relationships could adversely affect our ability to generate revenue from these customers. Further, sales to government customers are subject to potential delays and cutbacks, may require specific testing efforts, or impose significant compliance obligations.

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

Further, sales to government customers may require specific testing efforts or impose significant compliance or certification obligations. For example, the U.S. Department of Defense (“DOD”) has issued specific requirements for IP networking products for features and interoperability. In order for our products to be used to connect to the DOD network, that product must pass a series of significant tests and be certified by the Joint Interoperability Test Command (“JITC”). While certain of our products are certified by JITC, if we are unable to obtain future JITC certification as needed, our DOD sales and results of operations, may suffer.

Any future investments, mergers or acquisitions we make or enter into, as applicable, could be difficult to integrate, disrupt our business, dilute shareholder value and seriously harm our financial condition.

We have a history of significant acquisitions and we may merge with or acquire additional businesses, products or technologies in the future or sell a portion of our business. No assurance can be given that any future merger, acquisition or disposition will be successful or will not materially adversely affect our business, operating results or financial condition. We continue to review opportunities to merge with or acquire other businesses or technologies that would add to our existing product line, complement and enhance our current products, expand the breadth of our product and service offerings, enhance our technical capabilities or otherwise offer growth opportunities. If we enter into a merger or make acquisitions in the future, we could, among other things issue stock that would dilute existing stockholders’ percentage ownership; incur significant debt or assume significant liabilities; materially reduce our cash; incur significant amortization expenses related to intangible assets; and/or incur large and immediate write-offs for in-process research and development and stock-based compensation.

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

Our business depends upon highly skilled technical, managerial, engineering, sales, marketing and customer support personnel. Competition for these personnel is intense, especially during times of economic recovery or growth. In addition, for certain mature technologies, the availability of qualified personnel necessary to provide maintenance and professional services is smaller and such personnel may be difficult to find. Any failure to hire, assimilate in a timely manner and retain key qualified personnel, particularly engineering and sales personnel, could impair our growth and make it difficult to meet key objectives, such as timely and effective product introductions. In addition, our ability to attract and retain key employees could be adversely impacted if we do not have a sufficient number of shares available under the Amended and Restated 2019 Stock Incentive Plan, as amended, to issue to our employees. We may not be able to locate suitable employees for any key employee who leaves or offer employment to potential replacements on reasonable terms.

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

Natural catastrophic events, such as earthquakes, fires, floods, tornadoes, or pandemics (such as the COVID-19 pandemic) may also affect our or our customers’ operations. For example, we have offices located in Mexico City, Mexico; and Tokyo, Japan, regions known for seismic activity, which could be impacted in the event of an earthquake and we operate a facility in Ft. Lauderdale, Florida that is subject to the impact of hurricanes. A significant natural disaster, such as wildfires, earthquakes or floods, could have a material adverse effect on our business in these locations.

We may not be successful in our artificial intelligence (“AI”) initiatives, which could adversely affect our business, reputation, or financial results.

We are developing AI initiatives, including generative AI, to, among other things, enhance our features for new and existing products, and create greater operation efficiencies for us.

There are significant risks involved in developing and deploying AI, and there can be no assurance that the usage of AI will enhance our products or services or be beneficial to our business, including our efficiency or profitability. For example, our AI-related efforts, particularly those related to generative AI, subject us to risks related to harmful content, inaccuracies, bias, discrimination, toxicity, intellectual property infringement or misappropriation, defamation, data privacy, cybersecurity, and sanctions and export controls, among others. It is also uncertain how various laws will apply to content generated by AI. We are subject to the risks of new or enhanced governmental or regulatory scrutiny, litigation, or other legal liability, ethical concerns, negative consumer perceptions as to automation and AI, or other complications that could adversely affect our business, reputation, or financial results.

As a result of the complexity and rapid development of AI, it is the subject of evolving review by various U.S. governmental and regulatory agencies, and other foreign jurisdictions are applying, or are considering applying, their intellectual property, cybersecurity, data protection and other laws to AI and/or are considering general legal frameworks on AI.

We may not always be able to anticipate how to respond to these frameworks, given that they are still rapidly evolving. We may also have to expend resources to adjust our use of AI in certain jurisdictions if the legal frameworks on AI are not consistent across jurisdictions.

As such, it is not possible to predict all of the risks related to the use of AI, and changes in laws, rules, directives, and regulations governing the use of AI may adversely affect our ability to develop and use AI or subject us to legal liability.

Risks Related to our International Operations

Worldwide economic conditions and uncertainties in the geopolitical environment have been and may continue to be materially adverse to our business.

A factor that significantly affects our operating results is the impact of economic conditions on the willingness of our current and potential customers to make capital investments. Given the general uncertainty regarding global economic conditions and other factors, such as inflation, high interest rates and foreign exchange rate fluctuations, we believe that customers have tried to maintain or improve profitability through cost control and constrained capital spending, which places additional pressure to demonstrate acceptable return on investment. Some of our customers have canceled or delayed, and current and prospective customers may continue to cancel and delay, spending on the development or roll-out of capital and technology projects with us due to economic uncertainty and, consequently, our results of operations have been, and may continue to be, adversely affected. In addition, current uncertain worldwide economic and political environments make it increasingly difficult for us, our customers, and our suppliers to accurately forecast future product demand, which could result in an inability to satisfy demand for our products and a loss of market share. Our revenue is likely to decline in such circumstances, which may result in erosion of our profit margins and significant losses.

Moreover, economic conditions worldwide may contribute to slowdowns in the communications and networking industries, as well as to specific segments and markets in which we operate, particularly the telecom sector, resulting in, among other things, reduced demand for our products and services as a result of our customers choosing to refrain from building or upgrading capital intensive networks; increased price competition for our products, not only from our competitors, but also as a consequence of customers disposing of unutilized products; and risk of excess and obsolete inventories. Continuing turmoil in the geopolitical environment in many parts of the world may continue to put pressure on global economic conditions, which in turn could materially adversely affect our operating results. For example, following recent border clashes with China, India has enacted bans on the import of some goods manufactured in China and separately will require certain products be manufactured in India. These requirements include our products that are currently manufactured outside of India and, as a result, we are working to identify local manufacturing for such products. While we are developing plans to relocate our manufacturing sites, the timing required for relocation could impact our ability to sell such products or timely deliver the products and could result in lower or lost sales in India. The need to move the manufacturing of such products could also negatively impact the margin earned on the sale of such products. If these restrictions or other sanctions are enacted, they may limit our ability to provide products and services in an important country or region for our business.

The war between Russia and Ukraine, and the sanctions imposed as a result, could materially impact our sales to customers in that region.

In 2024, approximately 4% of our sales were to customers in Eastern European countries, including Ukraine, Russia, and the surrounding countries. In February 2022, Russia commenced a military action in Ukraine. The uncertainty and the threat of an expansion of the war has resulted in some of our customers delaying purchases from us. Further, the U.S. and other European countries have imposed sanctions against Russia in connection with the war. These sanctions currently prohibit our ability to sell our hardware products and certain services to customers in Russia. The sanctions continue to evolve and further changes in the sanctions could further limit our ability to sell products and services to customers in Russia and our ability to collect on outstanding accounts receivable from such customers. If we are further limited in our ability to sell products and services to customers in Russia and other countries for an extended period, it could have a material impact on our financial results.

Conditions in Israel may materially and adversely affect our business.

We have a significant number of employees located in Israel. As a result, political, economic and military conditions in Israel may directly affect our business. In October 2023, Hamas conducted several terrorist attacks in Israel resulting in ongoing war across the country. In addition, there continue to be hostilities between Israel and Hezbollah in Lebanon, as well as groups in Syria and Iran which resulted in rockets being fired into Israel, causing casualties and disruption of economic activities. Popular uprisings in various countries in the Middle East over the last few years, including in Syria in December 2024, have also affected the political stability of those countries and have led to a decline in the regional security situation. Such instability may also lead to deterioration in the political and trade relationships that exist between Israel and these countries. The ongoing war against Hamas and any additional conflicts, terrorist activities or political instability involving Israel or other countries in the region could adversely affect our business, results of operations, financial condition, cash flows and prospects. Although the Israeli Government currently covers the reinstatement value of direct damages that are caused by terrorist attacks or acts of war, we cannot ensure stockholders that this coverage will be maintained or will be adequate in the event we submit a claim.

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

Our operations could also be disrupted by the absence for significant periods of one or more key employees or a significant number of other employees because of military service. Some of our employees in Israel are obliged to perform military reserve duty, which generally accumulates over a period of three years from several days to up to a maximum of 84 days (and up to 108 days, in special circumstances specified under applicable law) and, in certain emergency circumstances, employees may be called to immediate and unlimited active duty. In response to the Hamas terrorist attacks in October 2023, a number of our employees in Israel have been activated for military duty. While we have business continuity plans in place to address the military call-ups of our employees, any of these circumstances could have a material adverse effect on our business, results of operations, financial condition, cash flows and prospects.

We may face risks associated with our international operations that could impair our ability to grow our international revenue.

We have expanded, and expect to continue to expand, our operations in international and emerging markets. International operations are a significant part of our business, accounting for approximately 53% of total revenues in 2024. We expect such operations to continue to require significant management attention and financial resources to successfully grow. In addition, our international operations are subject to other inherent risks, including:

●	greater reliance on channel partners;
●	difficulties collecting accounts receivable and longer collection cycles;
●	difficulties and costs of staffing and managing international operations;
●	impacts of differing technical standards;
●	compliance with international trade, customs and export control regulations;
●	foreign government regulations limiting or prohibiting potential sales or increasing the cost of doing business in such markets, including adverse tax policies, tariffs, customs regulations, trade protection measures, export quotas and qualifications to transact business;
●	foreign currency exchange controls, restrictions on repatriation of cash and changes in currency exchange rates;
●	any need to adapt and localize our products for specific countries;
●	our ability to effectively price our products in competitive international markets; and
●	political, social and economic instability, including as a result of the fragility of global financial markets, health pandemics or epidemics and/or acts of war or terrorism.

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

We manufacture certain of our appliance products and purchase a portion of our raw materials and components from suppliers in Mexico, Malaysia, Thailand, Israel, China and other foreign countries. The commerce we conduct in the international marketplace makes us subject to tariffs, trade restrictions and other taxes when the raw materials or components we purchase, and the products we ship, cross international borders. Import tariffs and/or other mandates recently imposed by the United States, have led to and could in the future lead to retaliatory actions by affected countries, including Canada, Mexico and China, resulting in “trade wars,” and could significantly increase the prices on raw materials, the manufacturing of our equipment, and/or increased costs for goods imported into the United States, all of which are critical to our business. While some of the tariffs have been temporarily stayed, we continue to develop plans to adjust manufacturing locations, if necessary, to avoid tariffs or other restrictions, any such tariffs could reduce customer demand for our products if our customers have to pay increased prices for our products as a result of such tariffs. In addition, tariff increases may have a similar impact on other suppliers and certain other customers, which could increase the negative impact on our operating results or future cash flows. Without any mitigation and assuming customers continue to purchase at their current levels, the current tariffs, if enacted, could add approximately $5 million in annual costs which we would work with our customers to offset.

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

We have incorporated third-party licensed technology, including open-source software, into our current products. From time to time, we may be required to license additional technology from third parties to develop new products or product enhancements. Third-party licenses and on-going maintenance and support may not be available or continue to be available to us on commercially reasonable terms or may be available to us but only at significantly escalated pricing. Additionally, we may not be able to replace the functionality provided by third-party software currently offered with our products if that software becomes obsolete, defective or incompatible with future versions of our products or is not adequately maintained or updated. If we are unable to maintain or re-license any third-party licenses required in our current products or obtain any new third-party licenses to develop new products and product enhancements, or in the case of any defects in these third-party software products, we could be required to obtain substitute technology of lower quality or performance standards or at greater cost, and we may be delayed or prevented from making these products or enhancements, any of which could seriously harm our sales and the competitiveness of our products unless and until we can secure an alternative source.

A breach of the security of our information systems or those of our third-party providers could adversely affect our operating results.

We rely upon our information systems and, in certain circumstances, those of our third-party providers, such as vendors, consultants and contract manufacturers, to protect our sensitive or proprietary information and information of or about our customers, to develop and provide our products and services to customers, and to otherwise operate our business. Our information systems and those of our third-party providers are vulnerable to threats such as computer hacking, cyber-terrorism or other unauthorized activity that may result in third party access to or modification, corruption or deletion of our or our customers’ sensitive or proprietary information or other disruptions to our business. Such cyberattacks and other cyber incidents are occurring more frequently, are constantly evolving, are becoming more sophisticated and can take many forms. While we believe that we leverage appropriate detection and prevention systems and services and that we focus on continuous improvement based upon the latest attack vectors in the industry, we cannot guarantee that there will never be any information technology system failures, including future breaches of our or our third-party providers’ data security measures through a cyberattack, other cyber incident or otherwise, or the theft or loss of laptops, other mobile devices or electronic records used to back up our systems or our third-party providers’ systems, which could result in a disclosure of customer, employee, or our information or otherwise disrupt our ability to function in the normal course of business by potentially causing, among other things, delays in the fulfillment or cancellation of customer orders or disruptions in the manufacture or shipment of products or delivery of services, any of which could have a material adverse effect on our operating results.

Additionally, the compromise of our information systems, or the information systems of the U.S. government, financial markets, financial institutions, our third-party providers or our customers, could disrupt our normal business operations, and in some cases lead to unauthorized tampering with our products. Unauthorized tampering may result in, among other things, the disruption of our customers’ businesses, errors or defects occurring in the software due to such unauthorized tampering, and our products not operating as expected after such unauthorized tampering. These types of security breaches could also create exposure to lawsuits, regulatory investigations, and increased legal liability. As a provider of secure real-time communications solutions, the reputational harm of any actual or perceived breach, compromise, defect or error relating to the security of our information systems and the products and services we provide may result in substantial harm to our reputation, even if the legal or regulatory impact is minimal. In addition, the costs to remediate any cyberattack could be significant. Such consequences could be exacerbated if we or our third-party providers are unable to adequately recover critical systems in a timely manner following a systems failure. Our insurance coverage may be insufficient to cover all losses related to cyberattacks.

In addition to experiencing a security incident, third parties may gather, collect, or infer sensitive information about us from public sources, data brokers, or other means that reveals competitively sensitive details about our organization and could be used to undermine our competitive advantage or market position. Additionally, proprietary, confidential, and/or sensitive information of the Company could be leaked, disclosed, or revealed as a result of or in connection with the use of generative artificial intelligence technologies.

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

Certain of our products with encryption technology are subject to export controls and may be exported only with the required level of export license or through an export license exception. Under these laws and regulations, we are responsible for obtaining all necessary licenses or other approvals, if required, for exports. If we were to fail to comply with existing or future export licensing, customs regulations, economic sanctions and other laws, we could be subject to substantial civil and criminal penalties, including fines and incarceration for responsible employees and managers, and the possible loss of export or import privileges. Similarly, various countries regulate the import of certain encryption technology and have enacted laws that could limit our ability to distribute our products or our customers’ ability to implement our products in those countries.

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

The telecommunications industry is highly regulated and our business and financial condition could be adversely affected by changes in the regulations relating to the telecommunications industry. Currently, there are few laws or regulations that apply directly to access to or delivery of voice services on IP networks. We could be adversely affected by regulation of IP networks and commerce in any country where we operate, including the United States. Such regulations could include matters such as VoIP or using Internet Protocol, encryption technology, and access charges for service providers. The adoption of such regulations could decrease demand for our products, and at the same time increase the cost of selling our products, which could have a material adverse effect on our business and results of operations.

Risks Related to Our Indebtedness and Accounting Matters

The terms of our credit agreement could adversely affect our operating flexibility and pose risks of default, which would negatively impact our liquidity and operations.

Our Senior Secured Credit Facilities Credit Agreement, provides $385 million of commitments, comprised of a $350 million term loan and a $35 million revolving facility (the “2024 Credit Facility”). Terms in the 2024 Credit Facility impose limitations on our ability to, among other things, incur additional indebtedness, create liens, make acquisitions or engage in mergers, enter into transactions with affiliates, dispose of assets, make certain investments and amend or repay certain junior debt. These terms could adversely affect our operating flexibility and pose risks of default which would negatively impact our liquidity and operations. In addition, we may not be able to refinance our debt or obtain additional financing on favorable terms, or at all.

In addition, we are required to comply with a maximum Consolidated Net Leverage Ratio (as defined in the 2024 Credit Facility) which is tested on a quarterly basis. The maximum Consolidated Net Leverage Ratio covenant uses our EBITDA (calculated in accordance with the 2024 Credit Facility) for the last 12 months (as of the testing date) to determine compliance. We were in compliance with this covenant at December 31, 2024. However, if we should fail to comply with this covenant in future periods, it may result in the declaration of an event of default, which could cause us to be unable to borrow or result in the acceleration of the maturity of indebtedness outstanding under the 2024 Credit Facility at such time.

If we are prevented from borrowing or if we are unable to extend, renew or replace the credit facilities under the 2024 Credit Facility by the maturity dates, on favorable terms, or at all, this could have a material adverse effect on our liquidity and cause our business, operations and financial condition to suffer. In addition, we may not have sufficient funds available for repayment or we may not have the ability to borrow or obtain sufficient funds to replace the indebtedness on terms acceptable to us, or at all.

We cannot be sure that our current cash and available borrowings under our 2024 Credit Facility will be sufficient to meet our future needs. If we are unable to generate sufficient cash flows in the future, and if availability under our current facility is not sufficient to support our operations, we may need to refinance our debt or obtain additional financing.

If our goodwill or intangible assets become impaired, we may be required to record a significant charge to earnings.

As of December 31, 2024, we had $300.9 million of goodwill and $187.5 million of intangible assets. Goodwill is tested annually for impairment and, along with our intangible assets, is also reviewed for impairment when events or changes in circumstances indicate the carrying value may not be recoverable. Factors that may be considered a change in circumstances indicating that the carrying value of our goodwill or intangible assets may not be recoverable include significant underperformance relative to plan or long-term projections, strategic changes in business strategy, significant negative industry or economic trends, significant change in circumstances relative to a large customer, significant decline in our stock price for a sustained period and decline in our market capitalization to below net book value. Any additional material impairment of goodwill or intangible assets could adversely affect our results of operations.

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

Risks Related to the Ownership of our Common Stock and Warrants

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

Provisions of our Certificate of Incorporation and By-laws may have the effect of delaying or preventing a change of control or changes in our management, including, generally, provisions that:

●	do not provide cumulative voting in the election of directors, which limits the ability of minority stockholders to elect director candidates;
●	allow only the Board to fill a vacancy on the Board, however occurring, including a vacancy resulting from an enlargement of the Board;
●	require advance notice for stockholder proposals to be brought before a meeting of stockholders, including proposed nominations of persons for election to the board of directors;
●	only allow stockholder action to be taken at an annual or special meeting;
●	require a vote of holders of at least 66 2/3% of the voting power of our outstanding voting stock entitled to vote thereon to amend or repeal certain provisions of our Certificate of Incorporation or its By-laws;
●	limit the ability of stockholders to call a special meeting; and
●	authorize blank check preferred stock.

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

The warrants to purchase an aggregate of 4,858,090 shares of our common stock are currently exercisable. Each such warrant entitles the holder thereof to purchase one share of common stock at a price of $3.77 per whole share, subject to adjustment. To the extent such warrants are exercised, additional shares of common stock will be issued, which will result in dilution to the then existing holders of common stock and increase the number of shares eligible for resale in the public market. Sales of substantial numbers of such shares in the public market could adversely affect the market price of our common stock.

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

An active trading market for the warrants does not exist and may not develop.

The warrants have no established trading market and are not listed on any securities exchange, and we do not intend to list the warrants on any securities exchange. We cannot assure you that an active trading market in the warrants will develop and, even if it develops, we cannot assure you that it will last. In either case, the trading prices of the warrants could be adversely affected and holders’ ability to transfer the warrants will be limited.

General Risk Factors

Litigation and government investigations could result in significant legal expenses and settlement payments, fines or damage awards.

From time to time, we are subject to litigation regarding intellectual property rights or other claims and have indemnification clauses in most of our customer contracts that may require us to indemnify customers against similar claims. We have also previously been named as a defendant in securities class action and stockholder derivative lawsuits and have also been subject to investigations by the government. For more information on currently pending litigation, please see “Part I, Item 3. Legal Proceedings.” We are generally obliged, to the extent permitted by law, to indemnify our current and former directors and officers who are named as defendants in these lawsuits. Defending against litigation or government investigation may require significant attention and resources of management. Regardless of the outcome, such litigation or investigation could result in significant legal expenses. At this time, it is not possible to predict the outcome of the ongoing lawsuits, including whether or not any proceedings will continue, and when or how these matters will be resolved or whether we will ultimately receive, and in what sum, amounts previously awarded as a result of these proceedings. Regardless of whether we are ultimately successful in these lawsuits, we will likely elect to continue to incur substantial legal fees in connection with these matters.

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

Our common stock price has experienced substantial volatility in the past and may remain volatile in the future. Volatility in our stock price can arise as a result of a number of the factors discussed in this “Risk Factors” section. During 2024, our closing stock price ranged from a high of $4.30 per share to a low of $2.56 per share. The stock market has experienced significant price and volume fluctuation with such volatility often unrelated to the operating performance of these companies. Actual or perceived divergence between our actual results and our forward-looking guidance for such results, the published expectations of investment analysts, or the expectations of the market generally, can cause significant swings in our stock price. Our stock price can also be affected by market conditions in our industry as well as announcements that we, our competitors, vendors or our customers may make. These may include announcements by us or our competitors of financial results or changes in estimated financial results, technological innovations, the gain or loss of customers, or other strategic initiatives. These and other factors affecting global economic conditions or financial markets may materially adversely affect the market price of our common stock in the future.

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

Additionally, we are party to a Second Amended and Restated Registration Rights Agreement, dated as of August 12, 2022, with the JPM Stockholders, Swarth and certain other stockholders. The JPM Stockholders and Swarth collectively own approximately 45% of our common stock as of December 31, 2024, and may decide to sell their shares in bulk or from time to time, except as provided under the Stockholders Agreement, which timing we cannot control. The sale of shares by these stockholders may increase the volatility of our stock price, and our stock price could decline as a result.

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

●	authorizing the Board of Directors to issue shares of preferred stock;
●	limiting the persons who may call special meetings of stockholders;
●	prohibiting stockholder actions by written consent;
●	permitting the Board of Directors to increase the size of the Board and to fill vacancies;
●	requiring a super-majority vote of our stockholders to amend our amended and restated by-laws and certain provisions of our amended and restated certificate of incorporation; and
●	establishing advance notice requirements for nominations for election to the Board of Directors or for proposing matters that can be acted on by stockholders at stockholder meetings.

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

Item 1B. Unresolved Staff Comments

None.

Item 1C. Cybersecurity

Cybersecurity Risk Strategy

We drive an aggressive cybersecurity roadmap aligned to internationally recognized cybersecurity frameworks and focused on evolving global threats, new cybersecurity insurance requirements and continuous improvement of incident response. Our cybersecurity program is aligned with the NIST Cybersecurity Framework and we also maintain ISO 27001 certification. Pursuant to the framework, we utilize industry leading cyber solutions and techniques to prevent, detect, and respond to incidents using a layered security model. We conduct an annual gap assessment against the NIST Cybersecurity Framework, the results of which are used to establish goals and measure progress against our cybersecurity roadmap. Based on the gap assessment, for example, we have taken a number of actions intended to reduce our cybersecurity risk, including enhancing our email and end-point security programs, implementing a single dashboard for security monitoring and improving our web application filtering programs. We are focused on the continuous improvement of key processes such as data security, asset management, access control, vulnerability management, incident response, and third-party risk management. We also maintain business continuity management certification to ensure the ongoing review of our business continuity, disaster recovery and incident management processes, including as a result of a cybersecurity breach.

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

On an operating level, our cybersecurity program is managed by a dedicated Chief Information Security Officer (CISO), reporting to our Chief Information Officer (CIO), who together lead a geographically dispersed team comprised of our employees, highly skilled contractors and other key functional third-party resources. Our CISO holds a Masters of MIS in Information Security and prior to joining Ribbon, served as the Director of Information Security & Privacy at Ericsson for the Americas. Prior to Ericsson, she held cybersecurity positions at Walgreens, Fortunes Brands Home & Security, and W.W. Granger. She is a Certified Information Security Manager, has operated her own security firm, and has over 20 years of cybersecurity experience, including her time as a US Navy Operations and Training Manager. Our CIO has held that position (or Head of IT) at Ribbon for over seven years. He has over 25 years of experience in the IT area including over nine years overseeing IT cybersecurity, cybersecurity roadmaps and IT general controls. During his career he has overseen initial ISO 27001 certifications, as well as the implementation of over 30 cybersecurity platforms. The CIO and CISO are part of our cybersecurity council, which also includes our CEO, CFO and other key leaders. The cybersecurity council meets monthly to review the cybersecurity metrics, new potential threats, and progress against the cybersecurity roadmap. Key matters from these monthly council meetings are presented to the Audit Committee.

Item 2. Properties

We continue to consolidate and reduce the number of facilities we operate worldwide. As of December 31, 2024, we maintained the following principal facilities:

Location	Location	Lease expiration
Plano, Texas (a)	Corporate headquarters, sales, marketing, research and development/engineering, customer support, general and administrative	September 2032
Westford, Massachusetts (a)	Research and development, customer support, general and administrative	August 2028
Ottawa, Canada (b)	Research and development/engineering, customer support, general and administrative	December 2029
Petah Tikva, Israel (Main Campus) (c)(d)	Research and development/engineering, sales and marketing, customer support, general and administrative	March 2025
Petah Tikva, Israel (Kshatot) (c)(d)	Service, research and development/engineering, supply chain	January 2025
Bangalore, India (Delta)	Research and development/engineering, customer support, general and administrative	December 2034
Bangalore, India (Alpha)	Research and development/engineering, customer support, general and administrative	December 2028
(a)	A portion of this facility was not in use at December 31, 2024 and is being marketed for sublease.
(b)	A portion of this facility was not in use at December 31, 2024 and some of the unused space is being subleased.
(c)	A portion of this facility was not in use at December 31, 2024.
(d)	We plan to consolidate and relocate our office space in Israel. A new lease was signed in 2023 for a building under construction in Petah Tikva.

We also lease smaller spaces that are each under 50,000 square feet for our staff in various countries around the world in sales, marketing, R&D/engineering, customer services and support, as well as for warehouse purposes. We believe our remaining facilities will be adequate for our current needs and that suitable additional space will be available as needed.

Item 3. Legal Proceedings

We are subject to legal proceedings and claims that have not been fully resolved and that have arisen in the ordinary course of business. Our material legal proceedings are described in Part II, Item 8 of this Form 10-K in the Notes to Consolidated Financial Statements in Note 26, “Commitments and Contingencies” under the heading “Contingencies”.

The outcome of litigation is inherently uncertain. If one or more legal matters were resolved against the Company in a reporting period for amounts above management’s expectations, our financial condition and operating results for that reporting period could be materially adversely affected. We settled certain matters during the fourth quarter of 2024 that did not individually or in the aggregate have a material impact on our financial condition or operating results.

Item 4. Mine Safety Disclosures

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Our common stock is traded on The Nasdaq Global Select Market under the symbol “RBBN.”

Holders

At February 24, 2025, there were approximately 340 holders of record of our common stock.

Recent Sales of Unregistered Securities

None.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

The following table summarizes repurchases of our common stock during the fourth quarter of 2024:

				Approximate Dollar
			Total Number of	Value of Shares
			Shares Purchased	that May
			as Part of	Yet be Purchased
	Total Number	Average	Publicly	Under
	of Shares	Price Paid	Announced Plans	the Plans
Period	Purchased (1)	per Share	or Programs	or Programs
October 1, 2024 to October 31, 2024	296,525	$3.45	—	$—
November 1, 2024 to November 30, 2024	11,792	$3.93	—	$—
December 1, 2024 to December 31, 2024	49,120	$4.09	—	$—
Total	357,437	$3.56	—	$—
(1)	Upon vesting of restricted stock awards, certain of our employees may return to us a portion of the newly vested shares to satisfy the tax withholding obligations that arise in connection with such vesting. During the fourth quarter of 2024, 357,437 shares of restricted stock were returned to us by employees to satisfy tax withholding obligations arising in connection with vesting of restricted stock, which shares are included in this column.

Performance Graph

The following performance graph compares the cumulative total return to stockholders for our common stock for the period from December 31, 2019 through December 31, 2024 with the cumulative total return over the same period on the Nasdaq Composite Index, the Nasdaq Telecommunications Index and the Russell 2000. The comparison assumes an investment of $100 on December 31, 2019 in our common stock and in each of the indices and, in each case, assumes reinvestment of all dividends, if any. The performance shown is not necessarily indicative of future performance.

This graph is not deemed to be “filed” with the SEC or subject to the liabilities of Section 18 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and should not be deemed to be incorporated by reference into any of our prior or subsequent filings under the Securities Act of 1933, as amended, or the Exchange Act.

	December 31,
	2019	2020	2021	2022	2023	2024
Ribbon Communications Inc.	$100.00	$211.61	$195.16	$90.00	$93.55	$134.19
Nasdaq Composite	$100.00	$144.92	$177.06	$119.45	$172.77	$223.87
Russell 2000	$100.00	$119.96	$137.74	$109.59	$128.14	$142.93
Nasdaq Telecommunications	$100.00	$110.08	$112.44	$82.21	$90.96	$103.21

Item 6. [Reserved]

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with our financial statements and the related notes included in Item 8, “Financial Statements and Supplementary Data” in this Annual Report on Form 10-K. This discussion contains forward-looking statements that reflect our plans, estimates and beliefs and involve risks and uncertainties. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of various factors including, but not limited to, those disclosed in Item 1A, “Risk Factors”, elsewhere in this Annual Report on Form 10-K, in other documents filed with the SEC and otherwise publicly disclosed. Please refer to “Cautionary Note Regarding Forward-Looking Statements” above for additional information. For a complete description of our business and other important information, please refer to Item 1 of Part I of this Annual Report on Form 10-K.

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

The Ongoing Wars in Israel and Ukraine. The uncertainty resulting from the wars in Israel and Ukraine, and the threat for expansion of one or both of these wars, could result in some of our customers delaying purchases from us. Further, a number of our employees in Israel are members of the military reserves and subject to immediate call-up in response to the war in Israel. Following the terrorist attacks in Israel in October 2023, a number of our employees have been activated for military duty and we expect that additional employees will also be activated if the war in Israel continues. While we have business continuity plans in place to address the military call-ups, it could affect the timing of projects in the short-term as the work is shifted to other team members both inside and outside of Israel.

The U.S. and other European countries have imposed sanctions and trade restrictions against Russia in connection with the war in Ukraine. These sanctions and restrictions currently prohibit our ability to sell hardware products in Russia or provide any replacement parts in Russia. The sanctions continue to evolve and further changes in the current sanctions or trade restrictions could further limit our ability to sell products and services to customers in Russia, our ability to collect on outstanding accounts receivable from such customers, and our ability to repatriate funds. If we are further limited in our ability to sell products and services to Russia and other countries for an extended period, it could have a material impact on our financial results.

Inflation and Interest Rates. We continue to see near-term impacts on our business due to inflation, including ongoing global price pressures resulting in higher energy prices, component costs, freight premiums, and other operating costs above normal rates. Although headline inflation in the United States and Europe appears to be easing, core inflation (excluding food and energy prices) remains elevated and is a source of continued cost pressure on businesses and households. Interest rates remain high as central banks in developed countries attempt to subdue inflation while government deficits and debt remain at high levels in many global markets. However, since its peak in 2024, the Federal Reserve lowered the federal funds interest rate to 4.48% in December 2024, as a result of its view that inflation is cooling. Yet, the economic outlook remains uncertain, and the implications of current and future tariffs, higher government deficits and debt, tighter monetary policy, and potentially higher long-term interest rates may drive a higher cost of capital for our business.

Presentation

Unless otherwise noted, all financial amounts, excluding tabular information, in this Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) are rounded to the nearest million dollar amount, and all percentages, excluding tabular information, are rounded to the nearest percentage point.

Private Placement

On March 28, 2023, we issued 55,000 shares of newly designated Series A Preferred Stock (the “Preferred Stock”) to investors in a private placement offering at a price of $970 per share, along with 4.9 million warrants (the “Warrants”) to purchase shares of our common stock, par value $0.0001 per share (the “Private Placement”), at an exercise price of $3.77 per share. The proceeds from the Private Placement were approximately $53.4 million, including approximately $10 million from existing related party stockholders. On June 25, 2024, we redeemed the Preferred Stock with a portion of the proceeds from the refinancing of the 2020 Credit Facility at a rate of 103% for a total of approximately $63.5 million. The Warrants remain outstanding and without modification. For additional detail on the Private Placement, see Note 16 - Preferred Stock and Warrants to our consolidated financial statements.

Operating Segments

Our CODM assesses our performance based on the performance of two separate organizations within Ribbon, the Cloud and Edge operating segment (“Cloud and Edge”) and the IP Optical Networks operating segment (“IP Optical Networks”). For additional details regarding our operating segments, see Note 18 - Operating Segment Information to our consolidated financial statements.

Financial Overview

Financial Results

We reported income from operations of $16.9 million for 2024 and a loss from operations of $24.3 million for 2023. We reported a net loss of $54.2 million for 2024 and $66.2 million for 2023.

Our revenue was $833.9 million in 2024, comprised of $505.2 million attributable to Cloud and Edge and $328.7 million attributable to IP Optical Networks. Our revenue was $826.3 million in 2023, comprised of $477.6 million attributable to Cloud and Edge and $348.7 million attributable to IP Optical Networks. Our gross profit was $439.5 million in 2024, comprised of $329.2 million attributable to Cloud and Edge and $110.3 million attributable to IP Optical Networks. Our gross profit was $408.1 million in 2023, comprised of $300.0 million attributable to Cloud and Edge and $108.1 million attributable to IP Optical Networks. Our gross margin was 52.7% in 2024 and 49.4% in 2023. In 2024, our Cloud and Edge gross margin was 65.2% and our IP Optical Networks gross margin was 33.6%. In 2023, our Cloud and Edge gross margin was 62.8% and our IP Optical Networks gross margin was 31.0%. The higher revenue in 2024 compared to 2023 is due to $27.6 million of higher Cloud and Edge sales, primarily to U.S. service providers and Federal agencies, partially offset by $20.0 million of lower IP Optical Networks sales led by lower sales into Eastern Europe and India, which were partially offset by growth in the U.S. rural market.

Our operating expenses were $422.6 million in 2024 and $432.4 million in 2023. Our 2024 operating expenses included $26.0 million of amortization of acquired intangible assets, and $10.2 million of restructuring and related expense. Our 2023 operating expenses included $28.6 million of amortization of acquired intangible assets, $4.5 million of acquisition-, disposal- and integration-related expense, and $16.2 million of restructuring and related expense.

We recorded stock-based compensation expense of $16.1 million in 2024 and $21.8 million in 2023. These amounts are included as components of both Cost of revenue and Operating expenses in our consolidated statements of operations.

See “Results of Operations” in this MD&A for additional discussion of our results of operations for the years ended December 31, 2024 and 2023.

Restructuring and Cost Reduction Initiatives

Our President and CEO approved workforce reductions in 2024 for certain of our operating locations to correspond with the current sales levels in those areas. We recorded $2.1 million in 2024 related to these actions.

In February 2023, our Board of Directors approved a strategic restructuring program (the “2023 Restructuring Plan”) to streamline our operations in order to support our investment in critical growth areas. The 2023 Restructuring Plan includes, among other things, charges related to a workforce reduction. Any potential positions eliminated in countries outside the United States are subject to local law and consultation requirements. In connection with the 2023 Restructuring Plan, we recorded restructuring and related expense for severance related costs of $2.0 million and $9.9 million in 2024 and 2023, respectively. We anticipate that we will record nominal future expense for severance in connection with the 2023 Restructuring Plan.

In February 2022, our Board of Directors approved a strategic restructuring program (the “2022 Restructuring Plan”) to streamline our operations in order to support our investment in critical growth areas. The 2022 Restructuring Plan includes, among other things, charges related to a consolidation of facilities and a workforce reduction. Any positions eliminated in countries outside the United States are subject to local law and consultation requirements. In connection with the 2022 Restructuring Plan, we recorded restructuring and related expense of $6.1 million in 2024 for variable and other facilities-related costs. In 2023, we recorded $6.3 million of expense for the 2022 Restructuring Plan, comprised of $5.3 million for variable and other facilities-related costs, and $1.0 million for accelerated amortization of lease assets no longer being used with no ability or intent to sublease. In 2022, we recorded $10.2 million of expense for the 2022 Restructuring Plan, comprised of $3.3 million for variable and other facilities-related costs, $1.6 million for accelerated amortization of lease assets no longer being used with no ability or intent to sublease, and $5.3 million for severance and related costs. We anticipate that we will expense $5 million in 2025 related to the 2022 Restructuring Plan.

For facilities that are part of a restructuring plan, and for which we have no intent or ability to enter into a sublease, we recognize accelerated rent amortization over the period from the date that we commence the plan to fully or partially vacate a facility through the final vacate date. We did not record accelerated rent amortization in 2024. We recorded $1.0 million and $1.6 million for accelerated rent amortization in the years ended December 31, 2023 and 2022, respectively. We continue to evaluate our properties included in our restructuring plans for accelerated amortization and/or right-of-use asset impairment. We may incur additional expense in the future if we are unable to sublease other locations included in these initiatives.

Critical Accounting Policies and Estimates

This MD&A is based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenue and expenses, and related disclosure of contingent assets and liabilities. We base our estimates and judgments on historical experience, knowledge of current conditions and beliefs of what could occur in the future given available information. We consider the following accounting policies to be both those most important to the portrayal of our financial condition and those that require the most subjective judgment. The significant accounting policies that we believe are the most critical include revenue recognition, the valuation of inventory, debentures and warrants received as sale consideration, warranty accruals, loss contingencies and reserves, stock-based compensation, the Preferred Stock and Warrants, business combinations, goodwill and intangible assets, accounting for leases, and accounting for income taxes. If actual results differ significantly from management’s estimates and projections, there could be a material effect on our consolidated financial statements.

Revenue Recognition. We derive revenue from two primary sources: products and services. Product revenue is generated from sales of our stand-alone software, as well as our proprietary hardware and software that function together to deliver the products’ essential functionality. Both software and hardware are also sold on a standalone basis. Services include customer support (software updates and technical support), consulting, design services, installation services and training. A typical contract includes both product and services. Generally, contracts with customers contain multiple performance obligations. For these contracts, we account for individual performance obligations separately if they are distinct. The transaction price is allocated to the separate performance obligations on a relative standalone selling price (“SSP”) basis.

The software licenses typically provide a perpetual right to use our software. However, we also sell term-based software licenses that expire and Software-as-as-Service (“SaaS”)-based software, which are referred to as subscription arrangements. We do not customize our software nor are installation services required, as the customer has a right to utilize internal resources or a third-party service company. The software and hardware are delivered before related services are provided and are functional without professional services or customer support. We have concluded that our software licenses are functional intellectual property that are distinct, as the user can benefit from the software on its own. The product revenue related to our perpetual licenses is typically recognized when the software is made available for download, as this is the point that the user of the software can direct the use of and obtain substantially all of the remaining benefits from the functional intellectual property. The product revenue related to our term-based software licenses is recognized over the license period. We begin to recognize revenue related to the renewal of term-based software licenses at the start of the renewal period. Revenue related to our SaaS-based software is recognized ratably over the service period as the customer does not take possession of the software or have the ability to take possession of the software.

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

We generally use the input method to measure progress for our contracts and to recognize revenue because we believe this method, in general, best depicts the transfer of assets to the customer. The input method measures costs we have incurred in the period for the contracts. In some infrequent instances, we may engage a third-party to perform services for us and in those cases, we use the output method to recognize revenue because it best depicts the transfer of assets to the customer. Under the output method, there is a cost-to-cost measure of progress. The progress toward completion is measured based on the ratio of costs incurred to date to the total estimated costs at completion of the performance obligation. When the measure of progress is based upon expended labor, progress toward completion is measured as the ratio of labor time expended to date versus the total estimated labor time required to complete the performance obligation. Revenue is recorded proportionally as costs are incurred or as labor is expended. Costs to fulfill these obligations can include internal labor as well as subcontractor costs.

We offer customer training courses, for which the related revenue is typically recognized over the period the training services are performed, typically over one to five days.

Our contracts with customers often include promises to transfer multiple products and services to the customer. Determining whether products and services are considered distinct performance obligations that should be accounted for separately versus together may require significant judgment.

Judgment is required to determine the SSP for each distinct performance obligation. SSPs are typically estimated using observable historical transactions of our products and services sold in comparable circumstances to similar customers, including when products and services are sold on a standalone basis. We use a range of amounts to estimate SSP when we sell each of the products and services separately and need to determine whether there is a discount to be allocated based on the relative SSP of the various products and services.

In instances where SSP is not directly observable, such as when we do not sell the product or service separately, we determine the SSP using information that may include market conditions, current pricing practices, product specific business objectives, the cost to provide the performance obligation, and other observable inputs. We typically have more than one SSP for individual products and services due to the stratification of those products and services by customers and circumstances. In these instances, we may use information such as the size of the customer and geographic region in determining the SSP. As our go-to-market strategies evolve, we may modify our pricing practices in the future, which could result in changes to SSP. However, historically, we have not had any material changes to our SSP, nor do we expect any material changes to our SSP estimates in the future.

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

Investments. We received debentures (the “Debentures”) and warrants (the “AVCT Warrants”) as sale consideration in connection with our December 1, 2020 sale of the Kandy Communications Business to American Virtual Cloud Technologies, Inc. (“AVCT”) (the “Kandy Sale”). On September 8, 2021 (the “Debenture Conversion Date”), the Debentures were converted into shares of AVCT common stock (the “Debenture Shares”). In connection with the conversion of the Debentures to the Debenture Shares, we elected to use the fair value option to account for its equity investment in AVCT as permitted under Accounting Standards Codification (“ASC”) 825, Financial Instruments (“ASC 825”), which then refers to ASC 820, Fair Value Measurement (“ASC 820”) to provide the fair value framework for valuing such investments. In accordance with ASC 820, we recorded the investment in AVCT at fair value, with changes in fair value recorded as a component of Other (expense) income, net, in the consolidated statements of operations.

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

Warranty Accruals. We record warranty liabilities for estimated costs of fulfilling our obligations under standard limited hardware and software warranties at the time of sale. The liability for standard warranties is included in Accrued expenses and other and Other long-term liabilities in our consolidated balance sheet. The specific warranty terms and conditions vary depending upon the country in which we do business, but generally include material costs, technical support, labor and associated overhead over a period ranging from one to three years. We provide for the estimated costs to fulfill customer warranty obligations for certain of our products upon recognition of the related revenue. Warranty is included as a component of Cost of revenue in our consolidated statements of operations, and is determined based on actual warranty cost experience, estimates of component failure rates and our management’s industry experience. Our sales contracts do not permit the right of return of the product by the customer after the product has been accepted.

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

We grant performance-based stock units, some of which include a market condition, to certain of our executives and certain other employees. We use a Monte Carlo simulation approach to model future stock price movements based upon the risk-free rate of return, the volatility of each entity, and the pair-wise covariance between each entity. These results are then used to calculate the grant date fair values. We are required to record expense through the respective final vesting dates regardless of the number of shares that are ultimately earned. Once the grant date criteria have been met for a fiscal year performance period, we record stock-based compensation expense based on our assessment of the probability that the respective performance condition will be achieved and the level, if any, of such achievement. The Compensation Committee determines the number of shares earned, if any, after our financial results for each fiscal year performance period are finalized. Upon determination by the Compensation Committee of the number of shares that will be received upon vesting, such number of shares becomes fixed and the unamortized expense is recorded through the remainder of the service period, at which time any performance-based stock units earned will vest pending each employee’s continuing employment with us through that date.

The amount of stock-based compensation expense recorded in any period for unvested awards requires estimates of the amount of stock-based awards that are expected to be forfeited prior to vesting, as well as assumptions regarding the probability that performance-based stock awards without market conditions will be earned.

Preferred Stock and Warrants. We accounted for the Preferred Stock until it was redeemed on June 25, 2024 and we continue to account for the Warrants as liability-classified instruments based on an assessment of their specific terms in accordance with ASC Topic 480, Distinguishing Liabilities from Equity. The fair value option was elected for the Preferred Stock, as we considered fair value to best reflect its expected future economic value. These liabilities are remeasured to fair value at each reporting date using the same valuation methodology applied upon issuance using current input assumptions. The Preferred Stock was considered to be debt for our Consolidated Net Leverage Ratio covenant calculation required under our 2020 Credit Facility.

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

Based upon the completion of our 2024, 2023, and 2022 annual tests for goodwill impairment, we determined that there was no impairment of goodwill for either of our reporting units.

Leases. We account for our leases in accordance with Accounting Standards Codification (“ASC”) 842, Leases (“ASC 842”). We have operating leases for corporate offices, and research and development facilities and historically had finance leases for certain equipment. Operating leases are reported separately in our consolidated balance sheets. Assets acquired under finance leases, if any, are included in Property and equipment, net, in the consolidated balance sheets.

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

Accounting for Income Taxes. Our provision for income taxes is comprised of both current taxes and deferred taxes. The current income tax provision is generally calculated as the estimated taxes payable or refundable on tax returns to be filed for the year ended December 31, 2024. We provide for deferred income taxes based on temporary differences between financial and taxable income, net operating loss carryforwards, tax credit carryforwards and any required valuation allowances.

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

We have provided for income taxes on the undistributed earnings of our non-U.S. subsidiaries as of December 31, 2024, excluding Ireland and Israel, which are indefinitely reinvested. Accordingly, we are required to recognize deferred taxes for 2024 on the outside basis differences related to the foreign subsidiaries, the largest of these differences being undistributed earnings.

We assess all material positions taken in any income tax return, including all significant uncertain positions, in all tax years that are still subject to assessment or challenge by relevant taxing authorities. Assessing an uncertain tax position begins with the initial determination of the position’s sustainability and is measured at the largest amount of benefit that has a greater than 50% likelihood of being realized upon ultimate settlement. As of each balance sheet date, unresolved uncertain tax positions must be reassessed, and we determine whether (i) the factors underlying the sustainability assertion have changed and (ii) the amount of recognized tax benefit is still appropriate. The recognition and measurement of tax benefits require significant judgment. Judgments concerning the recognition and measurement of a tax benefit might change as new information becomes available.

Results of Operations

Years Ended December 31, 2024 and 2023

Revenue. Revenue for the years ended December 31, 2024 and 2023 was as follows (in thousands, except percentages):

	Year ended		Increase
	December 31,		from prior year
	2024	2023	$	%
Product	$447,229	$445,150	$2,079	0.5%
Service	386,652	381,189	5,463	1.4%
Total revenue	$833,881	$826,339	$7,542	0.9%

Segment revenue for the years ended December 31, 2024 and 2023 was as follows (in thousands):

	Year ended			Year ended
	December 31, 2024			December 31, 2023
	Cloud and	IP Optical		Cloud and	IP Optical
	Edge	Networks	Total	Edge	Networks	Total
Product	$211,001	236,228	$447,229	$184,729	$260,421	$445,150
Service	294,156	92,496	386,652	292,918	88,271	381,189
Total revenue	$505,157	$328,724	$833,881	$477,647	$348,692	$826,339

The increase in our product revenue in 2024 compared to 2023 was primarily the result of $26 million of higher sales of our Cloud and Edge products, partially offset by $24 million of lower sales of our IP Optical products. The increase in revenue from the sale of Cloud and Edge products was primarily attributable to sales into U.S. service providers, U.S. Federal agencies and global enterprise customers. The decrease in revenue from the sale of IP Optical products was primarily attributable to lower sales in Eastern Europe and India.

Revenue from sales to enterprise customers was 39% and 32% of our product revenue in 2024 and 2023, respectively. These sales were made through both our direct sales team and indirect sales channel partners. The increase in enterprise sales reflects stronger sales of our products to customers in Federal agencies.

Revenue from indirect sales through our channel partner program was 38% and 35% of our product revenue in 2024 and 2023, respectively. The increase in channel sales in 2024 reflects stronger IP Optical Networks deployments through systems integrators as well as sell-thru service provider channel partners in Eastern Europe.

The timing of the completion of customer projects and revenue recognition criteria satisfaction may cause our product revenue to fluctuate from one period to the next.

Service revenue is primarily comprised of software and hardware maintenance and support (“maintenance revenue”) and network design, installation and other professional services (“professional services revenue”).

Service revenue for the years ended December 31, 2024 and 2023 was comprised of the following (in thousands, except percentages):

	Year ended		Increase/(decrease)
	December 31,		from prior year
	2024	2023	$	%
Maintenance	$274,582	$279,652	$(5,070)	(1.8)%
Professional services	112,070	101,537	10,533	10.4%
Total service revenue	$386,652	$381,189	$5,463	1.4%

Segment service revenue for the years ended December 31, 2024 and 2023 was comprised of the following (in thousands):

	Year ended			Year ended
	December 31, 2024			December 31, 2023
	Cloud and	IP Optical		Cloud and	IP Optical
	Edge	Networks	Total	Edge	Networks	Total
Maintenance	$212,988	$61,594	$274,582	$219,939	$59,713	$279,652
Professional services	81,168	30,902	112,070	72,979	28,558	101,537
Total service revenue	$294,156	$92,496	$386,652	$292,918	$88,271	$381,189

Total service revenue was $5 million higher in 2024 compared to 2023 due to increased revenue in both of our segments. Total service revenue increased by $4 million and $1 million in our IP Optical Networks and Cloud and Edge segments, respectively.

Maintenance revenue was $5 million lower in 2024 compared to 2023 primarily due to modestly lower renewal rates from decommissioning some older legacy equipment with several Cloud and Edge customers.

Professional services revenue was $10 million higher in 2024 compared to 2023, with increases of $8 million and $2 million in our Cloud and Edge and IP Optical Networks segments, respectively. The higher revenue in Cloud and Edge is due to the growth in services to U.S. service providers, primarily for voice modernization projects with Verizon and U.S. Federal agencies. Our IP Optical Networks segment experienced growth in sales of services primarily in the North America and APAC regions.

The following customer contributed 10% or more of our revenue in the years ended December 31, 2024 and 2023:

	Year ended
	December 31,	December 31,
Customer	2024	2023
Verizon Communications Inc.	14%	11%

Revenue earned from customers domiciled outside the United States was 53% and 58% of total revenue in 2024 and 2023, respectively. U.S. revenue is increasing due to higher sales into the U.S. market from both the Cloud and Edge and IP Optical Networks segments. Due to the timing of project completions, we expect that the domestic and international components as a percentage of our revenue may fluctuate from quarter to quarter and year to year. Our total revenue for the years ended December 31, 2024 and 2023 was disaggregated geographically as follows (in thousands):

			Service
		Service	revenue
	Product	revenue	(professional
Year ended December 31, 2024	revenue	(maintenance)	services)	Total revenue
United States	$201,340	$133,182	$61,462	$395,984
Europe, Middle East and Africa	129,824	71,856	32,999	234,679
Asia Pacific	100,766	39,863	10,941	151,570
Other	15,299	29,681	6,668	51,648
	$447,229	$274,582	$112,070	$833,881

			Service
		Service	revenue
	Product	revenue	(professional
Year ended December 31, 2023	revenue	(maintenance)	services)	Total revenue
United States	$161,945	$133,737	$48,733	$344,415
Europe, Middle East and Africa	151,938	75,478	34,485	261,901
Asia Pacific	115,923	39,891	11,269	167,083
Other	15,344	30,546	7,050	52,940
	$445,150	$279,652	$101,537	$826,339

Our deferred product revenue was $14 million at December 31, 2024 and $17 million at December 31, 2023. Our deferred service revenue was $126 million at December 31, 2024 and $116 million at December 31, 2023. Our deferred revenue balance may fluctuate as a result of the timing of revenue recognition, customer payments, maintenance contract renewals, contractual billing rights and maintenance revenue deferrals included in multiple element arrangements.

We expect that our total revenue in 2025 will increase compared to our revenue in 2024 due to the growth in the Cloud & Edge segment, particularly with the increased purchases from Verizon as part of a voice modernization project, as well as growth in IP Optical segment sales. From a regional perspective, we anticipate continued IP Optical revenue growth in 2025 from North America, and EMEA, offset by lower revenue in Eastern Europe due to additional trade restrictions. In the Cloud & Edge segment, we expect continued revenue growth from enterprise customers, as well as higher U.S. service provider spending.

Cost of Revenue/Gross Margin. Our cost of revenue consists primarily of amounts paid to third-party manufacturers for purchased materials and services, royalties, amortization of acquired technology, inventory valuation adjustments, warranty costs, and manufacturing and services personnel and related costs. Our cost of revenue, gross profit and gross margin for the years ended December 31, 2024 and 2023 were as follows (in thousands, except percentages):

	Year ended		Increase/(decrease)
	December 31,		from prior year
	2024	2023	$	%
Cost of revenue:
Product	$228,527	$250,609	$(22,082)	(8.8)%
Service	140,949	139,357	1,592	1.1%
Amortization of acquired technology	24,893	28,290	(3,397)	(12.0)%
Total cost of revenue	$394,369	$418,256	$(23,887)	(5.7)%

Gross profit	$439,512	$408,083	$31,429	7.7%
Gross margin	52.7%	49.4%

Our segment cost of revenue, gross profit and gross margin for the years ended December 31, 2024 and 2023 were as follows (in thousands, except percentages):

	Year ended			Year ended
	December 31, 2024			December 31, 2023
	Cloud and	IP Optical		Cloud and	IP Optical
	Edge	Networks	Total	Edge	Networks	Total
Product	$73,684	$154,843	$228,527	$72,081	$178,528	$250,609
Service	94,579	46,370	140,949	92,644	46,713	139,357
Amortization of acquired technology	7,677	17,216	24,893	12,904	15,386	28,290
Total cost of revenue	$175,940	$218,429	$394,369	$177,629	$240,627	$418,256

Gross profit	$329,217	$110,295	$439,512	$300,018	$108,065	$408,083
Gross margin	65.2%	33.6%	52.7%	62.8%	31%	49.4%

Our gross margin was 3.3 percentage points higher in 2024 compared to 2023. This increase was the result of higher margins in both of our segments. The higher margin in our IP Optical segment was due to favorable regional mix, partially offset by lower sales volume and higher royalties. The higher margin in our Cloud and Edge segment was primarily attributable to favorable product mix and lower costs associated with an increase in software sales.

We expect our overall consolidated gross margin to decrease slightly in 2025 due to higher expected sales in our IP Optical segment, which has lower margins due to the higher hardware content in its products, as well as the higher mix of professional services revenue in our Cloud and Edge segment which generates lower gross margins than product sales.

Research and Development. Research and development (“R&D”) expenses consist primarily of salaries and related personnel expenses and prototype costs for the design, development, testing and enhancement of our products. R&D expenses for the years ended December 31, 2024 and 2023 were as follows (in thousands, except percentages):

Year ended		Decrease
December 31,		from prior year
2024	2023	$ %
$179,941	$190,660	$(10,719)	(5.6)%

The decrease in our research and development expenses in 2024 compared to 2023 was primarily attributable to approximately $9 million of lower expenses in our IP Optical Networks segment and approximately $2 million of lower expenses in our Cloud and Edge segment. The reduced expenses are a combination of lower employee headcount and outside subcontractors resulting from the cost savings implemented in the 2023 Restructuring Plan.

Our IP Optical Networks R&D investment is focused on significantly expanding our portfolio of IP Routing solutions, adding additional features and capabilities to our Optical Transport portfolio, and supporting features in our next generation SDN management and orchestration platform.

Some aspects of our R&D efforts require significant short-term expenditures, the timing of which may cause significant variability in our expenses. We believe that rapid technological innovation is critical to our long-term success, and we are tailoring our investments to meet the requirements of our customers and market. We believe that our R&D expenses will increase modestly in 2025 primarily due to higher employee and consulting costs related to modifying certain legacy products and certain of our cloud native solutions.

Sales and Marketing. Sales and marketing expenses consist primarily of salaries and related personnel costs, commissions, travel and entertainment expenses, promotions, customer trial and evaluations inventory and other marketing and sales support expenses. Sales and marketing expenses for the years ended December 31, 2024 and 2023 were as follows (in thousands, except percentages):

Year ended		Increase
December 31,		from prior year
2024	2023	$ %
$137,830	$137,460	$370	0.3%

Sales and marketing expenses in 2024 were relatively flat compared to 2023.

We believe our sales and marketing expenses will be relatively flat in 2025 as compared to 2024.

General and Administrative. General and administrative expenses consist primarily of salaries and related personnel costs for executive and administrative personnel, and audit, legal and other professional fees. General and administrative expenses for the years ended December 31, 2024 and 2023 were as follows (in thousands, except percentages):

Year ended		Increase
December 31,		from prior year
2024	2023	$ %
$68,740	$54,962	$13,778	25.1%

The increase in general and administrative expenses in 2024 compared to 2023 was primarily attributable to a $5.0 million legal settlement and associated legal fees related to certain specific legal matters, as well as increased employee incentive costs.

We believe that our general and administrative expenses in 2025 will decrease compared to our 2024 levels, primarily due to lower litigation expenses, partially offset by higher employee costs related to annual merit increases.

Amortization of Acquired Intangible Assets included in Operating expenses. Amortization of acquired intangible assets included in Operating expenses (“Opex Amortization”) for the years ended December 31, 2024 and 2023 was as follows (in thousands, except percentages):

Year ended		Decrease
December 31,		from prior year
2024	2023	$ %
$25,969	$28,601	$(2,632)	(9.2)%

Opex Amortization was lower in 2024 compared to 2023 due to our method of amortization. We record our amortization in relation to expected future cash flows rather than on a straight-line basis. Accordingly, such expense may vary from one period to the next.

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

We recorded no such expenses in 2024 compared to $4.5 million recorded in 2023. These costs were related to integration following the Company’s acquisition of ECI and included license fees for systems in the process of being retired.

Restructuring and Related. We have been committed to streamlining operations and reducing operating costs by closing and consolidating certain facilities and reducing our worldwide workforce. Please see the additional discussion of our restructuring initiatives in the “Restructuring and Cost Reduction Initiatives” section of the Overview of this MD&A.

We recorded restructuring and related expense of $10.2 million in 2024, comprised of $4.1 of severance and related costs, and $6.1 million for variable and other facilities-related costs. In 2023, we recorded restructuring and related expense of $16.2 million, comprised of $9.9 million for severance and related costs, and $6.3 million for variable and other facilities-related costs, including $1.0 million of net expense for the accelerated amortization of lease assets. Although we have eliminated positions as part of our restructuring initiatives, we continue to hire in certain areas that we believe are important to our future growth.

Interest Expense, net. Interest expense and interest income for the years ended December 31, 2024 and 2023 were as follows (in millions, except percentages):

	Year ended		Increase/(decrease)
	December 31,		from prior year
	2024	2023	$	%
Interest income	$328	$337	$(9)	(2.7)%
Interest expense	(34,149)	(27,657)	$6,492	23.5%
Interest expense, net	$(33,821)	$(27,320)	$6,501	23.8%

We had nominal interest income in both 2024 and 2023. Our interest expense in 2024 primarily represents interest, amortization of debt issuance costs and original issue discount, and the amortization of gains in accumulated other comprehensive (loss) income from the sales of our interest rate swap. Interest expense in 2024 was higher than 2023 primarily due to higher margins under our 2024 Term Loan compared to our 2020 Term Loan, and higher interest in 2024 due to our interest rate swap no longer being in place, partially offset by write-offs related to the refinancing of the 2020 Credit Facility with a portion of the proceeds from the 2024 Credit Facility on June 21, 2024. The write-offs related to the refinancing consisted of the remaining unamortized gains in accumulated other comprehensive (loss) income from the sales of our interest rate swap totaling $4.9 million, partially offset by the write-off of debt issuance costs from the 2020 Credit Facility totaling $2.0 million. Our interest expense in 2023 benefited from our interest rate swap that fixed the variable rate component of our interest rate at 0.904% and was sold in March 2023. See Note 15 to our consolidated financial statements for a discussion of the sale of our interest rate swap.

Other (Expense) Income, Net. Our other expense, net in 2024 was $29.1 million and was primarily comprised of $9.1 of fair value adjustments to the Preferred Stock and Warrants, $2.7 of accrued dividends and the $1.8 million call premium on our Preferred Stock that we redeemed on June 25, 2024, the $6.3 million write-off of an expired tax indemnity asset associated with the ECI Acquisition, and foreign currency exchange losses of $5.7 million. We recorded other expense, net, aggregating $3.8 million in 2023, primarily comprised of $5.3 million fair value adjustments for our Preferred Stock and Warrants, including dividends on the Preferred Stock, and $3.5 million of costs incurred in the Private Placement, partially offset by the gain of $7.3 million recognized from Accumulated other comprehensive income in connection with the sale of our interest rate swap.

Income Taxes. We recorded an income tax provision of $8.2 million and $10.8 million in 2024 and 2023, respectively.

During 2024 and 2023, we performed an analysis to determine if, based on all available evidence, we considered it more likely than not that some portion or all of the recorded deferred tax assets will not be realized in a future period. As a result of our evaluations, in 2024, for the U.S. deferred tax assets, we concluded that deferred tax assets are generally realizable, with the exception of certain federal and state net operating loss carryforwards, as well as certain tax credits, that are not anticipated to be utilized. Accordingly, we have maintained a valuation allowance on our U.S. deferred tax assets of $18.6 million. As a result of our evaluations for Israel, we maintained a full valuation allowance against our net deferred tax assets in Israel.

In October 2021, the Organization for Economic Co-operation and Development (the "OECD") announced the OECD/G20 Inclusive Framework on Base Erosion and Profit Shifting, which agreed to a two-pillar solution to address tax challenges arising from digitalization of the economy. In December 2021, the OECD released Pillar Two Model Rules defining the global minimum tax rules, which contemplate a minimum tax rate of 15% (“Pillar Two”). In addition, the OECD issued administrative guidance providing transition and safe harbor rules that could delay the impact of the minimum tax directive. Certain countries in which we operate have enacted legislation consistent with the OECD model rules effective beginning in 2024. We considered the applicable tax laws in relevant jurisdictions and concluded there was no material effect on our tax provision for the year ended December 31, 2024. We will continue to evaluate the potential effect of Pillar Two rules on our future reporting periods, but we do not expect Pillar Two to have a significant impact on our results of operations, financial position, or cash flows.

Years Ended December 31, 2023 and 2022

For a comparison of our results of operations for the fiscal years ended December 31, 2023 and 2022, see “Part II, Item 7. MD&A” of our Annual Report on Form 10-K for the year ended December 31, 2023, filed with the SEC on February 28, 2024.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements that have or are reasonably likely to have a current or future material effect on our financial position, changes in financial position, revenue or expenses, results of operations, liquidity, capital expenditures or capital resources.

Liquidity and Capital Resources

Our consolidated statements of cash flows are summarized as follows (in thousands):

	Year ended
	December 31,	December 31,
	2024	2023	Change
Net loss	$(54,235)	$(66,206)	$11,971
Adjustments to reconcile net loss to cash flows provided by operating activities:	72,909	79,209	(6,300)
Changes in operating assets and liabilities	31,566	4,084	27,482
Net cash provided by operating activities	$50,240	$17,087	$33,153
Net cash used in investing activities	$(22,868)	$(9,481)	$(13,387)
Net cash provided by (used in) financing activities	$37,706	$(47,859)	$85,565

We had cash, cash equivalents, and restricted cash aggregating $90 million and $27 million at December 31, 2024 and 2023, respectively. We had cash held by our non-U.S. subsidiaries aggregating approximately $18 million and $16 million at December 31, 2024 and 2023, respectively. If we elect to repatriate all of the funds held by our non-U.S. subsidiaries as of December 31, 2024, we do not believe that the amounts of potential withholding taxes that would arise from the repatriation would have a material effect on our liquidity.

On June 21, 2024, we entered into a Senior Secured Credit Facilities Credit Agreement (the “2024 Credit Facility” or “Credit Agreement”) as guarantor, with our wholly-owned subsidiary, Ribbon Communications Operating Company, Inc., as the borrower (“Borrower”), HPS Investment Partners, LLC ("HPS"), as administrative agent, and HPS and WhiteHorse Capital Management, LLC ("WhiteHorse" and, together with HPS, the "Lenders"), pursuant to which the Lenders provided us with a $385 million Credit Agreement comprised of (i) a $350 million term loan (the “2024 Term Loan”) and (ii) a $35 million revolving credit facility (the “2024 Revolver”), including a $20 million sublimit for letters of credit. The proceeds received from the 2024 Term Loan were used to (a) repay 100% of the amounts outstanding under the 2020 Credit Facility, (b) redeem in full the Preferred Stock and (c) pay fees and expenses related to the 2024 Credit Facility. Excess proceeds are being used by us for working capital and other general corporate purposes.

The 2024 Term Loan and the 2024 Revolver bear interest, at the Borrower’s option, at either the Alternate Base Rate (“ABR”) or Term Secured Overnight Financing Rate ("SOFR") with an Applicable Margin for each (all as defined in the 2024 Credit Facility). Margins for the first six months are 5.25% per annum for ABR Loans and 6.25% per annum for SOFR Loans. Thereafter, margins vary based on our Consolidated Net Leverage Ratio, ranging from 4.75% to 5.25% per annum for ABR Loans and 5.75% to 6.25% per annum for SOFR Loans. The 2024 Term Loan and the 2024 Revolver will both mature on June 21, 2029. The 2024 Term Loan is being repaid in equal quarterly installments: approximately $0.9 million beginning with the third quarter of 2024 through the second quarter of 2025; approximately $2.2 million beginning with the third quarter of 2025 and ending with the second quarter of 2027; and approximately $4.4 million quarterly thereafter, with the remaining principal balance of approximately $298.4 million due on the maturity date of June 21, 2029. In connection with the establishment of the 2024 Credit Facility, $7.7 million of original issue discount was withheld by the Lenders and we incurred $6.3 million of debt issuance costs for a total of $14.0 million that is being amortized to Interest expense, net over the term of the agreement.

Our previous credit facility was the Senior Secured Credit Facilities Credit Agreement (as amended, the "2020 Credit Facility"), which we entered into on March 3, 2020, by and among us, as a guarantor, Ribbon Communications Operating Company, Inc., as the borrower (the "Borrower"), Citizens Bank, N.A., Santander Bank, N.A., and others as lenders, ("2020 Credit Facility Lenders"). For additional details regarding the terms of the 2024 Credit Facility and 2020 Credit Facility, see Note 14 to our consolidated financial statements.

On March 24, 2023, we entered into the Sixth Amendment to the 2020 Credit Facility (the “Sixth Amendment”) effective March 30, 2023. The Sixth Amendment, among other things, increased the Maximum Consolidated Net Leverage Ratio (as defined in the 2020 Credit Facility), with the first, second and third quarters of 2023 increasing to 4.50:1.00. In the fourth quarter of 2023 and the first quarter of 2024, the Maximum Consolidated Net Leverage Ratio declined to 4.25:1.00 and 4.00:1.00, respectively. Also, the Sixth Amendment reduced the minimum Consolidated Fixed Charge Coverage Ratio (as defined in the 2020 Credit Facility) to 1.10:1.00 through the first quarter of 2024. The Sixth Amendment reduced the maximum borrowings allowed under the 2020 Revolving Credit Facility from $100 million to $75 million and the sublimit available for letters of credit was reduced from $30 million to $20 million. In addition, the Sixth Amendment replaced LIBOR with the Secured Overnight Financing Rate ("SOFR") as the alternative rate available to us for calculating interest owed under the 2020 Credit Facility with the margin fixed at 4.5%. In conjunction with the Sixth Amendment, we made a $75 million prepayment that was applied to the final payment due upon maturity in March 2025. The $75 million prepayment was almost entirely funded with the net proceeds from the Private Placement and the sales of our interest rate swap. Debt issuance costs associated with the Sixth Amendment totaled $1.7 million and were being amortized on a straight-line basis over the remaining life of the 2020 Credit Facility to Interest expense, net and were written off in conjunction with the early extinguishment of the 2020 Credit Facility on June 21, 2024.

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

At December 31, 2024, we had an outstanding balance under the 2024 Term Loan of $348.3 million at an average interest rate of 10.6%, with no revolver balance and no letters of credit outstanding under our 2024 Credit Facility. Our interest rates under our 2020 Term Loan for the year ended December 31, 2023 benefited from a hedge instrument that was in place, specifically a fixed rate swap, which was sold in March 2023 (see Note 10). We were in compliance with all covenants of the 2024 Credit Facility and 2020 Credit Facility at December 31, 2024 and 2023, respectively, including the Consolidated Net Leverage Ratio calculation under the 2020 Credit Facility that considered our debt to include Preferred Stock.

We use letters of credit, bank guarantees and surety bonds in the course of our business. At December 31, 2024, we had $10.9 million of letters of credit, bank guarantees, and surety bonds outstanding (collectively, "Guarantees") under various uncommitted facilities and no letters of credit outstanding under the 2024 Credit Facility. At December 31, 2023, we had Guarantees aggregating $7.9 million, comprised of $2.7 million of letters of credit under the 2020 Credit Facility described above and $5.2 million of Other Guarantees. At December 31, 2024 and 2023, we had cash collateral of $2.7 million and $0.1 million, respectively, supporting the Guarantees, which are reported in Restricted cash in our consolidated balance sheets.

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

As a result of exposure to interest rate movements, during March 2020, we entered into an interest rate swap arrangement, which effectively converted our $400 million term loan with its variable interest rate based upon one-month LIBOR to an aggregate fixed rate of 0.904%, plus a leverage-based margin as defined in the 2020 Credit Facility. On July 22, 2022, we sold $30 million of the notional amount of our interest rate swap back to our counterparty for $1.5 million, reducing the notional amount of this swap to $370 million. On August 16, 2022, we sold another $30 million of the notional amount of our interest rate swap back to our counterparty for $1.6 million, reducing the notional amount to $340 million, which approximated the term loan debt then outstanding. The gain in accumulated other comprehensive (loss) income related to the $60 million notional amount sold of $3.1 million was being released into earnings on a straight line basis over the remaining term of the 2020 Credit Facility as a decrease to interest expense, the amortization of which totaled $0.4 million and $0.9 million for the years ended December 31, 2024 and 2023, respectively. The remaining unamortized gain in accumulated other comprehensive (loss) income of approximately $0.5 million was written off to interest expense in conjunction with the refinancing of the 2020 Credit Facility on June 21, 2024. On March 24, 2023, we received $9.4 million, consisting of $0.4 million of interest and $9.0 million for the sale of $170 million of our $340 million notional amount interest rate swap back to our counterparty, reducing the notional amount to $170 million. On March 27, 2023, we received $9.8 million, consisting of $0.4 million of interest and $9.4 million for the sale of the remaining $170 million of our interest rate swap back to our counterparty. The portion of the gain in accumulated other comprehensive (loss) income related to the term loan debt prepaid on the date of the final sale of our swap totaled $7.3 million and was released into earnings immediately as Other expense, net. The portion of the gain in accumulated other comprehensive (loss) income related to our remaining term loan debt balance totaled $12.0 million and was being released into earnings on a straight line basis over the remaining term of the 2020 Credit Facility as a decrease to interest expense beginning in the second quarter of 2023, the amortization of which was $3.0 million and $4.7 million for the years ended December 31, 2024 and 2023, respectively. The remaining unamortized gain in accumulated other comprehensive (loss) income of $4.4 million was written off to interest expense in conjunction with the refinancing of the 2020 Credit Facility on June 21, 2024.

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

The effective portion of changes in the fair value of designated derivatives that qualify as cash flow hedges is recorded in Accumulated other comprehensive income in the consolidated balance sheet and is subsequently reclassified into earnings in the period that the hedged forecasted transactions affect earnings. During the year ended December 31, 2023, such a derivative was used to hedge the variable cash flows associated with the outstanding borrowings under the 2020 Credit Facility and we accounted for this derivative as an effective hedge until the final portion of the swap was sold on March 27, 2023. Any ineffective portion of the change in fair value of the derivative would be recognized directly in earnings. However, we recorded no hedge ineffectiveness over the life of our swap. In the year ended December 31, 2023, we recorded $7.3 million of Other expense, net due to the sale of our interest rate swap arrangement.

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

Our operating activities provided cash of $50.2 million in 2024, primarily as a result of lower other operating assets and accounts receivable, the increase in the fair value of our preferred stock and warrant liabilities, and higher deferred revenue. These amounts were partially offset by lower accounts payable, accrued expenses and other long-term liabilities, and higher inventory. Our net loss was more than offset by adjustments for certain non-cash expenses, such as amortization of intangible assets and stock-based compensation. These adjustments were partially offset by a $6.7 million one-time payment of accumulated dividends as a result of our redemption of our Preferred Stock liability on June 25, 2024, $8.2 million of amortization of an accumulated other comprehensive gain related to our interest rate swap, and $16.9 million of deferred income tax expense. Higher revenue in our Cloud and Edge segment and lower operating expenses company-wide due to our various cost saving initiatives, including lower employee and facilities expenses, continue to positively affect our operating cash flow.

Our operating activities provided $17.1 million of cash in 2023, primarily resulting from our net loss, which was more than offset by certain non-cash expenses, such as amortization of intangible assets, stock-based compensation, depreciation and amortization of property and equipment, amortization of debt issuance costs and the change in the fair value of our preferred stock and warrant liabilities, including dividends on our preferred stock, partially offset by deferred income taxes and the gain on the sale of our interest rate swap. Also, the changes in our operating assets and liabilities provided operating cash, including lower other operating assets and accounts receivable, partially offset by lower accrued expenses and other long-term liabilities, higher inventory, and lower accounts payable. Higher product revenue in our IP Optical Networks segment and lower operating expenses company-wide due to our various cost saving initiatives, including lower employee and facilities expenses, all positively affected our operating cash flow in 2023.

Cash Flows from Investing Activities

Our investing activities used cash of $22.9 million and $9.5 million in 2024 and 2023, respectively. Our investing activities were primarily used to purchase property and equipment. The $13.4 million increase in purchases of property and equipment in 2024 compared to 2023 is primarily due to the build out of a new facility in Israel.

Cash Flows from Financing Activities

Our financing activities provided $37.7 million of cash in 2024. We received $342.3 million of proceeds, net of $7.7 million of original issue discount, from the issuance of term debt under the 2024 Credit Facility that was established on June 21, 2024 to refinance the 2020 Credit Facility. Also, we had $44.1 million of both borrowings and principal payments under the 2020 Revolving Credit Facility. In conjunction with the establishment of the 2024 Credit Facility, we repaid the 2020 Term Debt amounting to $235.4 million, redeemed all of the outstanding Preferred Stock totaling $56.9 million, and paid $6.3 million in debt issuance costs. Also, we paid $1.8 million in principal payments on our 2024 Term Debt. In addition, we paid $4.3 million of tax obligations related to the vesting of stock awards and units.

Our financing activities used $47.9 million of cash in 2023, primarily due to $95.1 million of principal payments on our term debt, including a $75.0 million prepayment in connection with the Sixth Amendment to the 2020 Credit Facility, $1.7 million of debt issuance costs also paid in connection with the Sixth Amendment, and $4.5 million for the payment of tax withholding related to the net share settlements of restricted stock awards upon vesting. In addition, we received $53.4 million of proceeds from the issuance of the Preferred Stock and Warrants in the Private Placement.

The rate at which we consume cash is dependent upon the cash needs of our future operations, including our contractual obligations at December 31, 2024, primarily comprised of our debt principal and interest obligations as described above, and our operating lease and purchase obligations. Our operating lease obligations totaled $57.0 million at December 31, 2024, with payments to be made aggregating $12.7 million in 2025, $11.5 million in 2026, $10.2 million in 2027 and $22.6 million thereafter. Our purchase obligations totaled $106.6 million at December 31, 2024, with estimated payments aggregating $96.2 million in 2025 and $10.4 million thereafter. We anticipate devoting substantial capital resources to continue our R&D efforts, to maintain our sales, support and marketing, and for other general corporate activities. We believe that our financial resources, along with managing discretionary expenses, will allow us to manage the ongoing impact of inflation on our business operations. Looking ahead, we have developed contingency plans to reduce costs further if the situation deteriorates.

Based on our current expectations, we believe our current cash balances and available borrowings under the 2024 Credit Facility will be sufficient to meet our anticipated cash needs for working capital and capital expenditures for at least twelve months from the date of issuance of these financial statements.

Recent Accounting Pronouncements

In November 2024, the Financial Accounting Standards Board (the "FASB") issued ASU 2024-03, Income Statement, Reporting Comprehensive Income: Expense Disaggregation Disclosures (Subtopic 220-40) (“ASU 2024-03”), which requires disaggregation of certain expense captions into specified categories in disclosures within the footnotes to the financial statements. The objective of this standard is to provide investors with information to better understand a public entity’s performance and prospects for future cash flows, and to compare their performance over time with that of other entities. ASU 2024-03 will be effective for us beginning with our 2027 annual financial statements and interim financial statements thereafter, with early adoption permitted. The adoption of ASU 2024-03 will require us to provide new footnote disclosure about the types of expenses that are included in certain captions on our Statements of Operations, such as Cost of revenue, Research and development, Sales and marketing, and General and administrative.

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures (“ASU 2023-09”), which increases the disclosure requirements around rate reconciliation information and certain types of income taxes companies are required to pay. ASU 2023-09 will be effective for us beginning with our 2025 annual financial statements, with early adoption permitted. We expect the adoption of the standard will require certain additional income tax disclosures.

In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures (“ASU 2023-07”), which improves reportable segment disclosure requirements, including enhancement of the disclosures of significant segment expenses and interim disclosure requirements to enable investors to better understand an entity’s overall performance and assess potential future cash flows. ASU 2023-07 became effective for us beginning with this Annual Report on Form 10-K which includes the required additional segment disclosures.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

We are exposed to market risk related to changes in interest rates and foreign currency exchange rates. The following discussion about these market risks includes forward-looking statements. Actual results could differ materially from those projected in these forward-looking statements.

At December 31, 2024, we had outstanding debt totaling $348.3 million. A hypothetical movement of plus or minus 50 basis points in the interest rate of our outstanding debt would have changed our interest expense by approximately $2 million for the year ended December 31, 2024.

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

A hypothetical 10% strengthening of the U.S. Dollar would have negatively impacted our revenues for the year ended December 31, 2024 by approximately $20 million. Because a higher proportion of our expenses are denominated in foreign currencies compared to our revenue, our net loss for the year ended December 31, 2024 would have been positively impacted by approximately $11 million.

Item 8. Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors of Ribbon Communications Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Ribbon Communications, Inc. and subsidiaries (the "Company") as of December 31, 2024 and 2023, the related consolidated statements of operations, comprehensive loss, stockholders' equity, and cash flows, for each of the three years in the period ended December 31, 2024, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2024, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 27, 2025, expressed an unqualified opinion on the Company's internal control over financial reporting.

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

How the Critical Audit Matter Was Addressed in the Audit

Our audit procedures related to the testing of management’s estimation of standalone selling prices included the following, among others:

●	We tested the effectiveness of controls over revenue, including those over the determination of estimated standalone selling price.

●	We evaluated whether management’s significant accounting policies related to the estimation of standalone selling price were appropriate.

●	With the assistance of our data analytics specialists, we evaluated the estimated standalone selling price analyses prepared by the Company, including testing the underlying detail of customer arrangements and the mathematical accuracy of the calculations.

Goodwill – Cloud and Edge Reporting Unit – Refer to Notes 2 and 10 to the financial statements

Critical Audit Matter Description

The Company’s evaluation of goodwill for impairment involves the comparison of the fair value of each reporting unit to its carrying value. The Company used a combination of the income and market approaches to estimate reporting unit fair value. With respect to the income approach, management is required to make significant estimates and assumptions related to discount rates and forecasts of future revenue and profit margin. Changes in these assumptions could have a significant impact on either the fair value, the amount of any goodwill impairment charge, or both. The goodwill balance was $301 million as of December 31, 2024, of which $225 million was allocated to the Cloud and Edge Reporting Unit (“Cloud and Edge”).

Given the significant judgments made by management to estimate the fair value of Cloud and Edge, performing audit procedures to evaluate the reasonableness of management’s estimates and assumptions related to the selection of the discount rate and forecasts of future revenue and profit margin required a high degree of auditor judgment and an increased extent of effort, including the need to involve our fair value specialists.

How the Critical Audit Matter Was Addressed in the Audit

Our audit procedures related to the discount rate and forecasts of future revenue and profit margin, used by management to estimate the fair value of Cloud and Edge, included the following, among others:

●	We tested the effectiveness of controls over management’s goodwill impairment evaluation, including those over the determination of the fair value of Cloud and Edge, such as controls related to management’s selection of the discount rate and forecasts of future revenue and profit margin.

●	We evaluated management’s ability to accurately forecast future revenues and profit margins by comparing actual results to management’s historical forecasts.

●	We evaluated the reasonableness of management’s revenue and profit margin forecasts by comparing the forecasts to:
o	Historical revenues and profit margins.
o	Internal communications to management and the Board of Directors.
o	Forecasted information included in Company press releases as well as in analyst and industry reports for the Company and certain of its peer companies.

●	With the assistance of our fair value specialists, we evaluated the reasonableness of the discount rate by:
o	Testing the source information underlying the determination of the discount rate and the mathematical accuracy of the calculation.
o	Developing a range of independent estimates and compared those to the discount rate selected by management.

/s/ Deloitte & Touche LLP

Dallas, Texas

February 27, 2025

We have served as the Company's auditor since 2005.

RIBBON COMMUNICATIONS INC.

Consolidated Balance Sheets

(in thousands, except share and per share data)

	December 31,	December 31,
	2024	2023
Assets
Current assets:
Cash and cash equivalents	$87,770	$26,494
Restricted cash	2,709	136
Accounts receivable, net	254,718	268,421
Inventory	79,179	77,521
Other current assets	39,286	46,146
Total current assets	463,662	418,718
Property and equipment, net	60,364	41,820
Intangible assets, net	187,537	238,087
Goodwill	300,892	300,892
Deferred income taxes	88,982	69,761
Operating lease right-of-use assets	34,544	39,783
Other assets	26,573	35,092
	$1,162,554	$1,144,153
Liabilities and Stockholders’ Equity
Current liabilities:
Current portion of term debt	$6,125	$35,102
Accounts payable	87,759	85,164
Accrued expenses and other	106,251	91,687
Operating lease liabilities	9,443	15,739
Deferred revenue	119,295	113,381
Total current liabilities	328,873	341,073
Long-term debt, net of current	330,726	197,482
Warrant liability	8,064	5,295
Preferred stock liability, $0.01 par value per share; 10,000,000 shares authorized, none issued and outstanding at December 31, 2024; 55,000 shares issued and outstanding at December 31, 2023 ($56,650 liquidation preference)	—	53,337
Operating lease liabilities, net of current	37,376	38,711
Deferred revenue, net of current	20,991	19,218
Deferred income taxes	5,941	5,616
Other long-term liabilities	25,962	30,658
Total liabilities	757,933	691,390
Commitments and contingencies (Note 26)
Stockholders’ equity:
Common stock, $0.0001 par value per share; 240,000,000 shares authorized; 175,599,250 shares issued and outstanding at December 31, 2024; 172,083,667 shares issued and outstanding at December 31, 2023	18	17
Additional paid-in capital	1,970,708	1,958,909
Accumulated deficit	(1,574,185)	(1,519,950)
Accumulated other comprehensive income	8,080	13,787
Total stockholders’ equity	404,621	452,763
	$1,162,554	$1,144,153

See notes to the consolidated financial statements.

RIBBON COMMUNICATIONS INC.

Consolidated Statements of Operations

(in thousands, except per share data)

	Year ended December 31,
	2024	2023	2022
Revenue:
Product	$447,229	$445,150	$442,680
Service	386,652	381,189	377,080
Total revenue	833,881	826,339	819,760
Cost of revenue:
Product	228,527	250,609	245,145
Service	140,949	139,357	142,137
Amortization of acquired technology	24,893	28,290	31,542
Total cost of revenue	394,369	418,256	418,824
Gross profit	439,512	408,083	400,936
Operating expenses:
Research and development	179,941	190,660	203,676
Sales and marketing	137,830	137,460	147,766
General and administrative	68,740	54,962	51,053
Amortization of acquired intangible assets	25,969	28,601	29,646
Acquisition-, disposal- and integration-related	—	4,476	6,286
Restructuring and related	10,160	16,209	10,833
Total operating expenses	422,640	432,368	449,260
Income (loss) from operations	16,872	(24,285)	(48,324)
Interest expense, net	(33,821)	(27,320)	(19,780)
Other expense, net	(29,119)	(3,768)	(44,495)
Loss before income taxes	(46,068)	(55,373)	(112,599)
Income tax (provision) benefit	(8,167)	(10,833)	14,516
Net loss	$(54,235)	$(66,206)	$(98,083)
Loss per share:
Basic	$(0.31)	$(0.39)	$(0.63)
Diluted	$(0.31)	$(0.39)	$(0.63)
Weighted average shares used to compute loss per share:
Basic	174,044	170,408	156,668
Diluted	174,044	170,408	156,668

See notes to the consolidated financial statements.

RIBBON COMMUNICATIONS INC.

Consolidated Statements of Comprehensive Loss

(in thousands)

	Year ended December 31,
	2024	2023	2022
Net loss	$(54,235)	$(66,206)	$(98,083)
Other comprehensive (loss) income, net of tax:
Unrealized (loss) gain on interest rate swap, net of reclassifications and amortization into earnings	(6,019)	(10,015)	19,321
Reclassification of gain to other income (expense), net upon sale of interest rate swap	—	(5,099)	—
Foreign currency translation adjustments	472	(506)	(792)
Employee retirement benefits	(160)	(1,178)	4,478
Other comprehensive (loss) income, net of tax	(5,707)	(16,798)	23,007
Comprehensive loss, net of tax	$(59,942)	$(83,004)	$(75,076)

See notes to the consolidated financial statements.

RIBBON COMMUNICATIONS INC.

Consolidated Statements of Stockholders’ Equity

(in thousands, except share data)

					Accumulated
			Additional		other	Total
	Common stock		paid-in	Accumulated	comprehensive	stockholders’
	Shares	Amount	capital	deficit	(loss) income	equity
Balances, January 1, 2022	148,895,308	$15	$1,875,234	$(1,355,661)	$7,578	$527,166
Exercise of stock options	708	—	1	—	—	1
Vesting of restricted stock awards and units	3,075,543	—	—	—	—	—
Vesting of performance-based stock units	179,184	—	—	—	—	—
Shares of restricted stock returned to the Company under net share settlements to satisfy tax withholding obligations	(897,059)	—	(2,784)	—	—	(2,784)
Common stock issued in equity offering	17,071,311	2	52,065	—	—	52,067
Issuance costs related to equity offering	—	—	(1,654)	—	—	(1,654)
Stock-based compensation expense	—	—	18,707	—	—	18,707
Other comprehensive income	—	—		—	23,007	23,007
Net loss	—	—		(98,083)	—	(98,083)
Balances, December 31, 2022	168,324,995	17	1,941,569	(1,453,744)	30,585	518,427
Exercise of stock options	7,816	—	15	—	—	15
Vesting of restricted stock awards and units	4,840,738	—	—	—	—	—
Vesting of performance-based stock units	381,071	—	—	—	—	—
Shares of restricted stock returned to the Company under net share settlements to satisfy tax withholding obligations	(1,470,953)	—	(4,481)	—	—	(4,481)
Stock-based compensation expense	—	—	21,806	—	—	21,806
Other comprehensive loss	—	—	—	—	(16,798)	(16,798)
Net loss	—	—	—	(66,206)	—	(66,206)
Balances, December 31, 2023	172,083,667	17	1,958,909	(1,519,950)	13,787	452,763
Exercise of stock options	11,285	—	21	—	—	21
Vesting of restricted stock awards and units	4,653,037	1		—	—	1
Vesting of performance-based stock units	298,586	—		—	—	—
Shares of restricted stock returned to the Company under net share settlements to satisfy tax withholding obligations	(1,447,325)	—	(4,308)	—	—	(4,308)
Stock-based compensation expense	—	—	16,086	—	—	16,086
Other comprehensive loss	—	—	—	—	(5,707)	(5,707)
Net loss	—	—	—	(54,235)	—	(54,235)
Balances, December 31, 2024	175,599,250	$18	$1,970,708	$(1,574,185)	$8,080	$404,621

See notes to the consolidated financial statements.

RIBBON COMMUNICATIONS INC.

Consolidated Statements of Cash Flows

(in thousands)

	Year ended December 31,
	2024	2023	2022
Cash flows from operating activities:
Net loss	$(54,235)	$(66,206)	$(98,083)
Adjustments to reconcile net loss to cash flows provided by (used in) operating activities:
Depreciation and amortization of property and equipment	13,539	14,105	15,295
Amortization of intangible assets	50,862	56,891	61,188
Amortization of debt issuance costs and original issue discount	4,847	3,241	2,308
Amortization of accumulated other comprehensive gain related to interest rate swap	(8,196)	(5,575)	—
Stock-based compensation	16,086	21,806	18,707
Deferred income taxes	(16,887)	(9,196)	(18,251)
Gain on sale of business	—	—	(62)
Decrease in fair value of investments	—	—	41,291
Gain on sale of swap	—	(7,301)	—
Change in fair value of warrant liability	2,769	(201)	—
Change in fair value of preferred stock liability	8,091	1,548	—
Dividends accrued on preferred stock liability	2,743	3,935	—
Payment of dividends accrued on preferred stock liability	(6,686)	—
Foreign currency exchange losses (gains)	5,741	(44)	1,576
Changes in operating assets and liabilities:
Accounts receivable	12,420	5,726	14,285
Inventory	(3,616)	(10,701)	(32,099)
Other operating assets	30,459	34,834	2,109
Accounts payable	(6,016)	(10,498)	(448)
Accrued expenses and other long-term liabilities	(9,367)	(14,684)	(37,635)
Deferred revenue	7,686	(593)	3,455
Net cash provided by (used in) operating activities	50,240	17,087	(26,364)
Cash flows from investing activities:
Purchases of property and equipment	(22,406)	(9,381)	(10,254)
Purchases of software licenses	(462)	(100)	(3,300)
Proceeds from sale of business	—	—	1,418
Net cash used in investing activities	(22,868)	(9,481)	(12,136)
Cash flows from financing activities:
Borrowings under revolving line of credit	44,106	97,000	73,625
Principal payments on revolving line of credit	(44,106)	(97,000)	(73,625)
Proceeds from issuance of term debt	342,300	—	—
Principal payments of term debt	(237,145)	(95,058)	(45,058)
Principal payments of finance leases	—	—	(595)
Payment of debt issuance costs	(6,312)	(1,685)	(1,046)
Proceeds from equity offering	—	—	52,067
Payment of equity offering issuance costs	—	—	(1,654)
Proceeds from issuance of preferred stock and warrant liabilities	—	53,350	—
Payment of preferred stock liability	(56,850)	—	—
Proceeds from the exercise of stock options	21	15	1
Payment of tax obligations related to vested stock awards and units	(4,308)	(4,481)	(2,784)
Net cash provided by (used in) financing activities	37,706	(47,859)	931
Effect of exchange rate changes on cash and cash equivalents	(1,229)	(379)	(1,654)
Net increase (decrease) in cash and cash equivalents	63,849	(40,632)	(39,223)
Cash, cash equivalents and restricted cash, beginning of year	26,630	67,262	106,485
Cash, cash equivalents and restricted cash, end of year	$90,479	$26,630	$67,262

RIBBON COMMUNICATIONS INC.

Consolidated Statements of Cash Flows (continued)

(in thousands)

	Year ended December 31,
	2024	2023	2022
Supplemental disclosure of cash flow information:
Interest paid	$32,969	$25,573	$19,336
Income taxes paid	$29,280	$18,876	$16,988
Income tax refunds received	$1,545	$1,611	$1,251
Supplemental disclosure of non-cash investing activities:
Capital expenditures incurred, but not yet paid	$10,090	$2,578	$2,559
Inventory transfers to property and equipment	$2,165	$1,693	$2,896
Software license acquired through investment disposal	$—	$—	$1,886
Supplemental disclosure of non-cash financing activities:
Fair value of vested restricted and performance-based stock grants	$14,822	$15,571	$9,858

See notes to the consolidated financial statements.

(1) NATURE OF THE BUSINESS

Ribbon Communications Inc. (“Ribbon” or the “Company”) is a leading global provider of communications technology to service providers and enterprises. The Company provides a broad range of software and high-performance hardware products, network solutions, and services that enable the secure delivery of data and voice communications, and high-bandwidth networking and connectivity for residential consumers and for small, medium, and large enterprises and industry verticals such as finance, education, government, utilities, and transportation. Ribbon’s mission is to create a recognized global technology leader providing cloud-centric solutions that enable the secure exchange of information, with unparalleled scale, performance, and elasticity. The Company is headquartered in Plano, Texas, and has a global presence with research and development, or sales and support locations in over thirty countries around the world.

(2) BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The consolidated financial statements have been prepared in United States dollars, in accordance with accounting principles generally accepted in the United States (“GAAP”).

Private Placement Offering

On March 28, 2023, the Company issued 55,000 shares of newly designated Series A Preferred Stock (the “Preferred Stock”) to investors in a private placement offering at a price of $970 per share, along with 4.9 million warrants (the “Warrants”) to purchase shares of the Company’s common stock, par value $0.0001 per share (the “Private Placement”), at the exercise price of $3.77 per share. The proceeds from the Private Placement were approximately $53.4 million, including approximately $10 million from existing related party stockholders (See Note 16).

Equity Offering

On August 12, 2022, the Company entered into a Securities Purchase Agreement with certain investors for the sale (the “Equity Offering”) in a private placement by the Company of 17,071,311 shares (the “Shares”) of the Company’s common stock, par value $0.0001 per share, at a price of $3.05 per share. The aggregate gross proceeds from the Equity Offering were approximately $52.1 million, including $10.0 million from existing related party shareholders, before deducting offering expenses paid by the Company of approximately $1.7 million.

The original issuance of the Shares in the Equity Offering was exempt from the registration requirements of the Securities Act of 1933, as amended (the “Securities Act”). The Company subsequently filed a registration statement on Form S-3 (the “Registration Statement”) with the SEC registering the Shares, which Registration Statement was declared effective by the SEC on September 23, 2022.

Operating Segments

The Company’s chief operating decision maker (the “CODM”) is its president and chief executive officer. The CODM assesses the Company’s performance based on the performance of two separate organizations within Ribbon: the Cloud and Edge segment (“Cloud and Edge”) and the IP Optical Networks segment (“IP Optical Networks”).

Significant Accounting Policies

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of Ribbon and its wholly-owned subsidiaries. All intercompany transactions and balances have been eliminated in consolidation.

Use of Estimates and Judgments

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting periods. Significant estimates and judgments relied upon in preparing these consolidated financial statements include accounting for business combinations, revenue recognition for arrangements that contain multiple performance obligations, inventory valuations, assumptions used to determine the fair value of stock-based compensation and the Preferred Stock and Warrants, intangible asset and goodwill valuations, including impairments, debentures and warrants, warranty accruals, legal contingencies and recoverability of Ribbon’s net deferred tax assets and the related valuation allowances. Ribbon regularly assesses these estimates and records changes in estimates in the period in which they become known. Ribbon bases its estimates on historical experience and various other assumptions that it believes to be reasonable under the circumstances. Actual results could differ from those estimates.

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

Revenue Recognition

The Company derives revenue from two primary sources: products and services. Product revenue includes: 1) the Company’s proprietary hardware and software that function together to deliver the products’ essential functionality and 2) the Company’s software only solutions that can be used on either the Company’s hardware or third-party hardware. Both proprietary hardware and software only solutions are also sold on a standalone basis.

Services include customer support (software updates, upgrades and technical support), consulting, design services, installation services and training. Generally, contracts with customers contain multiple performance obligations, consisting of products and services. For these contracts, the Company accounts for individual performance obligations separately if they are considered distinct.

When an arrangement contains more than one performance obligation, the Company will allocate the transaction price to each performance obligation on a relative standalone selling price basis. The Company utilizes the observable price of goods and services, including when they are sold separately to similar customers, in order to estimate standalone selling price (“SSP”).

The Company’s software licenses typically provide a perpetual right to use the Company’s software. However, the Company also sells term-based software licenses that expire and Software-as-a-Service (“SaaS”)-based software which are referred to as subscription arrangements. The Company does not customize its software nor are installation services required, as the customer has a right to utilize internal resources or a third-party service company. The software and hardware are delivered before related services are provided and are functional without professional services or customer support. The Company has concluded that its software licenses are functional intellectual property that are distinct, as the user can benefit from the software on its own.

Product revenue from sales of the Company’s perpetual and term-based software licenses is typically recognized when the software is made available for download, as this is the point the user of the software can direct the use of and obtain substantially all of the remaining benefits from the functional intellectual property. The Company begins to recognize software revenue related to the renewal of term-based software licenses at the start of the renewal period. Revenue related to sales of SaaS-based software is recognized ratably over the service period as the customer does not take possession of the software or have the ability to take possession of the software.

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

Service revenue includes revenue from customer support and other professional services. Customer support includes software updates on a when-and-if-available basis, telephone support, integrated web-based support and bug fixes or patches. The Company sells its customer support contracts at a percentage of list or net product price. Customer support revenue is recognized ratably over the term of the customer support agreement, which is typically one year.

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

The Company generally uses the input method to measure progress for its contracts and to recognize revenue because it believes such method, in general, best depicts the transfer of assets to its customers. The input method measures costs the Company has incurred in the period for its contracts. In some infrequent instances, the Company may engage a third-party to perform services on its behalf and in those cases the output method is used to recognize revenue because it best depicts the transfer of assets to its customers. Under the output method, there is a cost-to-cost measure of progress. The progress toward completion is measured based on the ratio of costs incurred to date to the total estimated costs at completion of the performance obligation. When the measure of progress is based upon expended labor, progress toward completion is measured as the ratio of labor time expended to date versus the total estimated labor time required to complete the performance obligation. Revenue is recorded proportionally as costs are incurred or as labor is expended. Costs to fulfill these obligations can include internal labor as well as subcontractor costs.

Customer training includes courses offered by the Company. The related revenue is typically recognized as the training services are performed, typically over a period of one to five days.

Payment terms for the Company’s contracts with its customers typically range from 30 to 60 days from the invoice date. In certain cases, it may offer extended payment terms, which are assessed on a case-by-case basis.

The Company does not generally offer significant financing components in its contracts with customers. However, if a contract includes a significant financing component, the transaction price is adjusted for the time value of money. For the year ended December 31, 2024, the impact of financing components was immaterial.

Amounts billed to customers for sales and other taxes are excluded from the transaction price. Revenue is recognized net of any taxes collected from customers, which are subsequently remitted to government authorities.

Preferred Stock and Warrants

The Company accounted for the Preferred Stock until it was redeemed on June 25, 2024 and continues to account for the Warrants as liability-classified instruments based on an assessment of their specific terms in accordance with ASC Topic 480, Distinguishing Liabilities from Equity. The fair value option was elected for the Preferred Stock, as the Company considered fair value to best reflect the expected future economic value. These liabilities are remeasured to fair value at each reporting date using the same valuation methodology applied upon issuance using current input assumptions. The Preferred Stock was considered to be debt for our Consolidated Net Leverage Ratio covenant calculation required under our 2020 Credit Facility.

The value of the Preferred Stock was calculated using the Black-Derman-Toy (BDT) stochastic yield lattice model to capture the optimal timing of repayment, increasing dividend rate and other features, and the value of the Warrants is calculated using the Black-Scholes Pricing Model.

Changes in the fair value of the Preferred Stock and Warrants are reported as Other expense, net in the Company’s consolidated statements of operations.

Financial Instruments

The carrying amounts of the Company’s cash equivalents, accounts receivable, accounts payable and borrowings under a revolving credit facility in the Consolidated Balance Sheets approximates fair value due to the immediate or short-term nature of these financial instruments. Ribbon’s term debt balance as of December 31, 2024 and 2023 of $348.3 million and $235.4 million, respectively, had a fair value of approximately $350.4 million and $235.1 million, respectively. Our Warrants liabilities as of December 31, 2024 had a fair value of $8.1 million. Our Preferred Stock and Warrants liabilities as of December 31, 2023 had a combined fair value of $58.6 million, including cumulative dividends on the Preferred Stock of $3.9 million.

Financial instruments with remaining maturities or that are due within one year from the balance sheet date are classified as current. Financial instruments with maturities or that are payable more than one year from the balance sheet date are classified as noncurrent.

Fair Value Option - Investment in AVCT

The Company received debentures (the “Debentures”) and warrants (the “AVCT Warrants”) as sale consideration in connection with its December 1, 2020 sale of the Kandy Communications Business to American Virtual Cloud Technologies, Inc. (“AVCT”) (the “Kandy Sale”). On September 8, 2021 (the “Debenture Conversion Date”), the Debentures were converted into 13,700,421 shares of AVCT common stock (the “Debenture Shares”). In connection with the conversion of the Debentures to the Debenture Shares, the Company elected to use the fair value option to account for its equity investment in AVCT as permitted under Accounting Standards Codification (“ASC”) 825, Financial Instruments (“ASC 825”), which then refers to ASC 820, Fair Value Measurement (“ASC 820”) to provide the fair value framework for valuing such investments. In accordance with ASC 820, the Company recorded the investment in AVCT at fair value, with changes in fair value recorded as a component of Other (expense) income, net, in the consolidated statements of operations. See Note 4 for a discussion of the valuation of the Debentures, AVCT warrants and Debenture Shares.

On August 29, 2022, the Company and AVCT entered into a settlement agreement which provided for, amongst other things, the cancellation of the Company’s investment in the Debenture Shares and the AVCT Warrants with an aggregate fair value of $2.6 million. See Note 4 for a description of the settlement agreement with AVCT.

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

Factoring of accounts receivable and associated fees for the years ended December 31, 2024 and 2023 were as follows (in thousands):

	December 31,

	2024	2023
Accounts receivable sold	$107,874	$106,705
Less factoring fees	(2,228)	(2,736)
Net cash proceeds	$105,646	$103,969

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

Realized and unrealized foreign currency exchange gains and losses arising from transactions denominated in currencies other than the subsidiary’s functional currency are reflected in earnings.

The Company records its foreign currency (gains) losses as a component of Other expense, net. The Company recognized net foreign currency (gains) and losses of $5.7 million, less than $(0.1) million and $1.6 million for the years ended December 31, 2024, 2023 and 2022, respectively.

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

Deferred product costs represent deferred cost of revenue for product shipments to customers prior to satisfaction of Ribbon’s revenue recognition criteria. The Company classifies inventory that is not expected to be consumed within one year from the balance sheet date as noncurrent and includes such inventory as a component of Other assets.

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

Intangible Assets and Goodwill

The Company’s intangible assets are comprised of in-process research and development, developed technology, customer relationships, trade names, and internal use software. Intangible assets are reviewed for impairment when events or changes in circumstances indicate that their carrying amounts may not be recoverable based upon the estimated undiscounted cash flows. Recoverability of intangible assets with estimated lives and other long-lived assets is measured by a comparison of the carrying amount of an asset or asset group to future net undiscounted cash flows expected to be generated by the asset or asset group. If these comparisons indicate that an asset is not recoverable, the Company will recognize an impairment loss for the amount by which the carrying value of the asset or asset group exceeds the related estimated fair value. Estimated fair value is based on either discounted future operating cash flows or appraised values, depending on the nature of the asset. The Company amortizes its intangible assets over their respective useful lives, with the exception of in-process research and development, which has an indefinite life until the product is generally available, at which time such asset is typically reclassified to developed technology, and the Company begins to amortize this asset. See Note 10 for additional information regarding the Company’s intangible assets.

Goodwill is recorded when the consideration for an acquisition exceeds the fair value of net tangible and identifiable intangible assets acquired. Goodwill is not amortized, but instead is tested for impairment at least annually, or more frequently if indicators of potential impairment exist, by comparing the fair value of the Company’s reporting unit to its carrying value.

The Company’s annual test for impairment of goodwill is completed as of October 1. For the purpose of testing goodwill for impairment, all goodwill is assigned to a reporting unit, which may either be an operating segment or a portion of an operating segment. The Company’s reporting units are its two operating segments, Cloud and Edge and IP Optical Networks. The Company performs a fair value analysis for each reporting unit using both an income and market approach, which encompasses a discounted cash flow analysis and a guideline public company analysis using selected multiples. The Company assesses each valuation methodology based upon the relevance and availability of the data at the time the valuation is performed and the methodologies are weighted appropriately. Any impairment charges are reported separately in the Company’s consolidated statements of operations.

Stock-Based Compensation

The Company’s stock-based compensation cost is measured at the grant date based on the fair value of the award and is recognized as expense over the requisite service period, which generally represents the vesting period, and includes an estimate of the awards that will be forfeited.

The Company uses the Black-Scholes valuation model for estimating the fair value of stock options on the grant date. The fair value of stock option awards is affected by the Company’s stock price as well as valuation assumptions, including the volatility of Ribbon’s stock price, expected term of the option, risk-free interest rate and expected dividends.

The Company may grant to certain of its executives and certain other employees performance-based stock units (“PSUs”) that include a market condition. The Company uses a Monte Carlo simulation approach to model future stock price movements based upon the risk-free rate of return, the volatility of each entity and the pair-wise covariance between each entity. These results are then used to calculate the grant date fair values of the PSUs. The Company is required to record expense for the PSUs with market conditions through their respective final vesting dates regardless of the number of shares that are ultimately earned. Once the grant date criteria have been met for a fiscal year performance period, the Company records stock-based compensation expense based on its assessment of the probability that the respective performance condition will be achieved and the level, if any, of such achievement. The Compensation Committee determines the number of shares earned, if any, after the Company’s financial results for each fiscal year performance period are finalized. Upon the determination by the Compensation Committee of the number of shares that will be received upon vesting, such number of shares becomes fixed and the unamortized expense is recorded through the remainder of the service period, at which time any Performance PSUs earned will vest pending each employee’s continuing employment with Ribbon through that date.

Concentration of Risk

Ribbon is subject to counterparty risk as well as financial instrument concentration risk involving cash, cash equivalents and accounts receivable. To mitigate these risks, cash and cash equivalents are diversified and maintained with various financial institutions globally. In certain instances, advance payments, credit insurance, or customer issued letters of credit are required to mitigate potential risk.

Certain components and software licenses from third parties used in Ribbon’s products are procured from single sources of supply. The failure of a supplier, including a subcontractor, to deliver on schedule could delay or interrupt Ribbon’s delivery of products and thereby materially adversely affect Ribbon’s revenue and operating results.

Advertising Costs

Advertising costs are expensed as incurred and included as a component of Sales and marketing expense in the Company’s consolidated statements of operations. Advertising expenses were $1.7 million, $1.2 million and $1.5 million for the years ended December 31, 2024, 2023 and 2022, respectively.

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

An allowance for doubtful accounts is estimated based on the Company’s assessment of the collectability of specific customer accounts.

Ribbon accrues for royalties for technology that it licenses from vendors based on established royalty rates and usage. Ribbon is periodically contacted by third parties who claim that Ribbon’s products infringe on certain intellectual property of a third party. Ribbon evaluates these claims and accrues amounts when it is probable that the obligation has been incurred and the amounts are reasonably estimable.

Warranty

The Company records warranty liabilities for estimated costs of fulfilling its obligations under standard limited hardware and software warranties at the time of sale. The specific warranty terms and conditions vary depending upon the country in which the Company does business, but generally includes material costs, technical support, labor and associated overhead over a period ranging from one to three years. At December 31, 2024, the Company’s liability for product warranties was $12.3 million of which $5.2 million was current and included in Accrued expenses and other and $7.1 million was long-term and included in Other long-term liabilities in the Company’s consolidated balance sheet. At

December 31, 2023, the Company’s liability for product warranties was $12.2 million, of which $5.4 million was current and included in Accrued expenses and other, and $6.8 million was long-term and included in Other long-term liabilities in the Company’s consolidated balance sheet.

Research and Development Grants

The Company records grants received from the Office of the Innovation Authority of the Israeli Ministry of Economics (the “IIA”) as a reduction to Research and development expense. Royalties payable to the IIA are recognized pursuant to sales of related products and services and are included in Cost of revenue (see Note 26).

Accounting for Leases

The Company accounts for its leases in accordance with Accounting Standards Codification (“ASC”) 842, Leases (“ASC 842”) (see Note 21). The Company has operating leases for corporate offices, and research and development facilities. Operating leases are reported separately in the Company’s consolidated balance sheets at December 31, 2024 and 2023. The Company has no finance leases as of December 31, 2024 or 2023.

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

The Company has provided for income taxes on the undistributed earnings of its non-U.S. subsidiaries as of December 31, 2024, excluding Ireland and Israel, which are indefinitely reinvested. Accordingly, the Company is required to recognize and record deferred taxes for 2024 on the entire outside basis differences related to the foreign subsidiaries, the largest of these differences being undistributed earnings.

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

Defined Benefit Plans

The Company has defined benefit plans for some of its employees at various international locations. The Company recognizes retirement benefit assets or liabilities in the consolidated balance sheets reflecting the funded status of pension and other retirement benefit plans. Retirement benefit assets and liabilities are adjusted for the difference between the benefit obligations and the plan assets at fair value (measured at year-end), with the offset recorded directly to stockholders’ equity through Other comprehensive income (loss), net of tax. The amount recorded in stockholders’ equity represents the after-tax unamortized actuarial gains or losses, unamortized transition obligations and unamortized prior service costs.

Recent Accounting Pronouncements

In November 2024, the Financial Accounting Standards Board (the "FASB") issued ASU 2024-03, Income Statement, Reporting Comprehensive Income: Expense Disaggregation Disclosures (Subtopic 220-40) (“ASU 2024-03”), which requires disaggregation of certain expense captions into specified categories in disclosures within the footnotes to the financial statements. The objective of this standard is to provide investors with information to better understand a public entity’s performance and prospects for future cash flows, and to compare their performance over time with that of other entities. ASU 2024-03 will be effective for the Company beginning with our 2027 annual financial statements and interim financial statements thereafter, with early adoption permitted. The adoption of ASU 2024-03 will require the Company to provide new footnote disclosure about the types of expenses that are included in certain captions on its Statements of Operations, such as Cost of revenue, Research and development, Sales and marketing, and General and administrative.

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures (“ASU 2023-09”), which increases the disclosure requirements around rate reconciliation information and certain types of income taxes companies are required to pay. ASU 2023-09 will be effective for the Company beginning with its 2025 annual financial statements, with early adoption permitted. We expect the adoption of the standard will require certain additional income tax disclosure.

In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures (“ASU 2023-07”), which improves reportable segment disclosure requirements, including enhancement of the disclosures of significant segment expenses and interim disclosure requirements, to enable investors to better understand an entity’s overall performance and assess potential future cash flows. ASU 2023-07 became effective for the Company beginning with this Annual Report on Form 10-K which includes the required additional segment disclosures.

(3) BUSINESS ACQUISITIONS

On March 3, 2020, Ribbon completed its merger transaction with ECI Telecom Group Ltd (“ECI”) in accordance with the terms of the Agreement and Plan of Merger, dated as of November 14, 2019 (the “ECI Acquisition”). Prior to the ECI Acquisition, ECI was a privately-held global provider of end-to-end packet optical transport and software-defined networking (“SDN”) and network function virtualization solutions for service providers, enterprises and data center operators.

The ECI Acquisition was accounted for as a business combination and the financial results of ECI are included in the Company’s consolidated financial statements. Costs related to the integration of the Company and ECI are included in the Acquisition-, disposal- and integration-related expenses in the table below.

Acquisition-, Disposal- and Integration-Related Expenses

Acquisition-related expenses include those expenses related to acquisitions that would otherwise not have been incurred by the Company, including professional and services fees, such as legal, audit, consulting, paying agent and other fees, and expenses related to cash payments to certain former executives of the acquired businesses in connection with their employment agreements. Disposal-related expenses are professional and services fees related to disposals of subsidiaries or portions of the business. Integration-related expenses represent incremental costs related to combining the Company and its business acquisitions, such as third-party consulting and other third-party services related to merging the previously separate companies’ systems and processes.

The integration-related expenses in the years ended December 31, 2023 and 2022 relate to the ECI Acquisition. The disposal-related expenses in the year ended December 31, 2022 primarily related to costs incurred from the sale of one of our foreign subsidiaries.

The components of Acquisition-, disposal- and integration-related expenses incurred in the years ended December 31, 2024, 2023 and 2022 were as follows (in thousands):

	Year ended December 31,
	2024	2023	2022
Professional and services fees (disposal-related)	$—	$—	$414
Integration-related expenses	—	4,476	5,872
	$—	$4,476	$6,286

(4) SALE OF KANDY COMMUNICATIONS BUSINESS

The Company completed the Kandy Sale on December 1, 2020 (the “Kandy Sale Date”). As consideration, AVCT paid Ribbon $45.0 million, subject to certain adjustments, in the form of Debentures and AVCT Warrants (collectively the “AVCT Units”). The Company received 43,778 AVCT Units as sale consideration.

The Debentures bore interest at a rate of 10% per annum, which was added to the principal amount of the Debentures. The Debentures were subject to mandatory conversion if the AVCT stock price was at or above $6.00 per share for 40 trading days in any 60 consecutive trading day period, subject to the satisfaction of certain other conditions. As of February 19, 2021, the stock price had traded above $6.00 for 40 days within a 60 consecutive trading day period, and accordingly, on September 8, 2021 (the “Debenture Conversion Date”), upon the completion of customary regulatory filings by AVCT, the Debentures were converted into 13,700,421 shares of AVCT common stock (the “Debenture Shares”).

The AVCT Warrants were independent of the Debentures and entitled the Company to purchase 4,377,800 shares of AVCT common stock at an exercise price of $0.01 per share.

The Company calculated the fair value of the Debentures at each measurement date using a Lattice-based valuation approach, which utilizes a binomial tree to model the different paths the price of AVCT’s common stock might take over the Debentures’ life by using assumptions regarding the stock price volatility and risk-free interest rate. The Company used the Black-Scholes valuation model for estimating the fair value of the AVCT Warrants at each measurement date. The fair value of the AVCT Warrants was affected by AVCT’s stock price as well as valuation assumptions, including the volatility of AVCT’s stock price, expected term of the option, risk-free interest rate and expected dividends. Both the Lattice and Black-Scholes valuation models are based on available market data, giving consideration to all of the rights and obligations of each instrument and precluding the use of “blockage” discounts or premiums in determining the fair value of a large block of financial instruments.

On August 29, 2022, the Company and AVCT entered into a settlement agreement which provided for, amongst other things, the cancellation of the Company’s investment in the Debenture Shares and the AVCT Warrants with an aggregate fair value of $2.6 million. Pursuant to the settlement agreement, the Company and AVCT also entered into a Wind Down Agreement, pursuant to which a Reseller Agreement between the parties, as previously amended, was terminated, and the Company was granted a non-exclusive perpetual license to use and modify certain intellectual property owned by AVCT comprising WebRTC gateway technology that is integrated with Ribbon’s SBCs and Application Servers. As consideration, the Company paid AVCT $2.5 million in cash, the Debenture Shares were redeemed and canceled, and the AVCT Warrants were terminated and canceled. The perpetual license granted by AVCT is classified as Intangible assets, net in the Company’s consolidated balance sheet as of December 31, 2024 and 2023 in the amount of $1.0 million and $2.4 million, respectively.

The Company had no investment in AVCT as of December 31, 2024 or 2023 due to the settlement agreement entered into on August 29, 2022. The Company recorded losses of $41.3 million in the year ended December 31, 2022, representing the change in the fair value of the AVCT Investment.

The results of the Kandy Communications Business are excluded from the Company’s consolidated results for all periods subsequent to the Kandy Sale Date.

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

The shares used to compute loss per share were as follows (in thousands):

	Year ended December 31,
	2024	2023	2022
Weighted average shares outstanding—basic	174,044	170,408	156,668
Potential dilutive common shares	—	—	—
Weighted average shares outstanding—diluted	174,044	170,408	156,668

Options to purchase the Company’s common stock and unvested restricted and performance-based stock units aggregating 7.6 million shares, 13.5 million shares, and 14.5 million shares were excluded from the computation of diluted loss per share for the years ended December 31, 2024, 2023 and 2022, respectively, because their effect would have been antidilutive.

As of December 31, 2024 and 2023, the potential number of dilutive shares from the Warrants totaled 4.9 million shares. However, there was no impact on weighted average shares outstanding from these Warrants for the years ended December 31, 2024 and 2023 as the average share price of the Company’s common stock was below the exercise price of $3.77 per share and their effect would have been antidilutive.

Dividends accrued on the Preferred Stock were not an adjustment to net income (loss) used for the calculation of diluted earnings (loss) per share as these dividends are included in the fair value adjustment of the Preferred Stock which was reflected in Other expense, net until the redemption of the Preferred Stock on June 25, 2024.

(6) FAIR VALUE HIERARCHY

Fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. As such, fair value is a market-based measurement that should be determined based on assumptions that market participants would use in pricing an asset or a liability. The three-tier fair value hierarchy is based on the level of independent, objective evidence surrounding the inputs used to measure fair value. A financial instrument’s categorization within the fair value hierarchy is based upon the lowest level of input that is significant to the fair value measurement. The fair value hierarchy is as follows:

●	Level 1 applies to assets or liabilities for which there are quoted prices in active markets for identical assets or liabilities. The Company had no assets or liabilities fair valued using Level 1 input at December 31, 2024 or 2023.
●	Level 2 applies to assets or liabilities for which there are inputs that are directly or indirectly observable in the marketplace, such as quoted prices for similar assets or liabilities in active markets or quoted prices for identical assets or liabilities in markets with insufficient volume or infrequent transactions (less active markets). At December 31, 2024 and 2023, the Company determined the fair value of its defined benefit plans’ assets using Level 2 input.
●	Level 3 applies to assets or liabilities for which there are unobservable inputs to the valuation methodology that are significant to the measurement of the fair value of the assets or liabilities. At December 31, 2024, the fair value of the Company’s Warrants was determined using Level 3 input. At December 31, 2023, the fair value of the Company’s Preferred Stock and Warrants were determined using Level 3 input.

The Company did not have any transfers between Level 2 and Level 3 fair value measurements during the years ended December 31, 2024 and 2023.

(7) ACCOUNTS RECEIVABLE, NET

Accounts receivable, net, consisted of the following (in thousands):

	December 31,
	2024	2023
Accounts receivable	$256,174	$269,933
Allowance for doubtful accounts	(1,456)	(1,512)
Accounts receivable, net	$254,718	$268,421

The Company’s allowance for doubtful accounts activity was as follows (in thousands):

			Charges
	Balance at		(credits) to		Balance at
	beginning	Charges	other		end of
Year ended December 31,	of year	to expense	accounts	Write-offs	year
2024	$1,512	$152	$(75)	$(133)	$1,456
2023	$1,427	$428	$143	$(486)	$1,512
2022	$1,270	$100	$159	$(102)	$1,427

(8) INVENTORY

Inventory consisted of the following (in thousands):

	December 31,	December 31,
	2024	2023
On-hand assemblies and finished goods inventories	$95,366	$93,077
Deferred cost of goods sold	2,430	3,269
	97,796	96,346
Less noncurrent portion (included in Other assets)	(18,617)	(18,825)
Current portion	$79,179	$77,521

(9) PROPERTY AND EQUIPMENT

Property and equipment consisted of the following (in thousands):

		December 31,
	Useful Life	2024	2023
Equipment	2-5 years	$84,409	$77,205
Software	2-5 years	36,859	34,802
Furniture and fixtures	3-5 years	3,309	3,301
Leasehold improvements	Shorter of the estimated lease term or useful life	54,849	36,383
		179,426	151,691
Less accumulated depreciation and amortization		(119,062)	(109,871)
Property and equipment, net		$60,364	$41,820

As of December 31, 2024 and 2023, property and equipment included $23.2 million and $3.4 million, respectively, of assets that had not yet commenced depreciation. These assets primarily consisted of leasehold improvements and equipment, with the most significant portion related to construction in progress at our new main campus in Petah Tikva, Israel that is expected to be completed and occupied in the 1st half of 2025, totaling $18.9 million and $0.5 million as of December 31, 2024 and 2023, respectively.

The Company recorded depreciation and amortization expense related to property and equipment of $13.5 million for the year ended December 31, 2024, $14.1 million for the year ended December 31, 2023 and $15.3 million for the year ended December 31, 2022. During each of these years, the Company disposed of certain property and equipment that was fully depreciated at the time of disposal, which resulted in reductions in both Cost and Accumulated depreciation.

The net book values of the Company’s property and equipment by geographic area were as follows (in thousands):

	December 31,
	2024	2023
Israel	$27,657	$8,309
United States	20,445	20,807
Asia/Pacific	7,941	8,314
Canada	3,071	3,175
Europe	1,034	957
Other	216	258
	$60,364	$41,820

(10) INTANGIBLE ASSETS AND GOODWILL

The Company’s intangible assets at December 31, 2024 and 2023 consisted of the following (in thousands):

	Weighted
	average
	amortization			Net
	period		Accumulated	carrying
December 31, 2024	(years)	Cost	amortization	value
Developed technology	7.84	$340,380	$262,085	$78,295
Customer relationships	11.86	268,140	160,635	107,505
Trade names	3.88	5,000	4,978	22
Software licenses	3.00	5,748	4,033	1,715
	9.50	$619,268	$431,731	$187,537

	Weighted
	average
	amortization			Net
	period		Accumulated	carrying
December 31, 2023	(years)	Cost	amortization	value
Developed technology	7.84	$340,380	$239,066	$101,314
Customer relationships	11.86	268,140	134,743	133,397
Trade names	3.88	5,000	4,901	99
Software licenses	3.00	5,436	2,159	3,277
	9.51	$618,956	$380,869	$238,087

Estimated future amortization expense for the Company’s intangible assets at December 31, 2024 was as follows (in thousands):

Years ending December 31,
2025	$44,192
2026	39,143
2027	33,979
2028	23,400
2029	18,379
Thereafter	28,444
$187,537

Goodwill is recorded when the consideration for an acquisition exceeds the fair value of net tangible and identifiable intangible assets acquired. For the purpose of testing goodwill for impairment, all goodwill is assigned to a reporting unit, which may be either an operating segment or a portion of an operating segment. The Company’s reporting units are its two operating segments, Cloud and Edge and IP Optical Networks. Testing for impairment of goodwill is completed annually as of October 1st. The Company’s IP Optical Networks operating segment, with $76.0 million of associated goodwill, had a negative carrying value and a positive fair value as of October 1, 2024.

Upon completion of the 2024 and 2023 annual tests for goodwill impairment, the Company determined that there was no impairment of goodwill in either of its reporting units. There was no change in the carrying value of the Company’s goodwill in the years ended December 31, 2024 and 2023.

The components of goodwill at December 31, 2024 and 2023 were as follows (in thousands):

	Cloud and	IP Optical
	Edge	Networks	Total
Goodwill	$392,302	$191,996	$584,298
Accumulated impairment losses	(167,406)	(116,000)	(283,406)
	$224,896	$75,996	$300,892

(11) ACCRUED EXPENSES AND OTHER

Accrued expenses and other consisted of the following (in thousands):

	December 31,	December 31,
	2024	2023
Employee compensation and related costs	$44,948	$33,682
Professional fees	16,339	19,702
Taxes payable	6,364	8,383
Other	38,600	29,920
	$106,251	$91,687

(12) WARRANTY

The changes in the Company’s warranty accrual balance in the years ended December 31, 2024 and 2023 were as follows (in thousands):

	Balance at			Balance at
	beginning			end of
Year ended December 31,	of year	Provision	Settlements	year
2024	$12,243	$5,423	$(5,366)	$12,300
2023	$11,857	$5,875	$(5,489)	$12,243

(13) RESTRUCTURING AND FACILITIES CONSOLIDATION INITIATIVES

The Company recorded restructuring and related expense aggregating $10.2 million, $16.2 million and $10.8 million in the years ended December 31, 2024, 2023 and 2022, respectively. Restructuring and related expense includes restructuring expense (primarily severance and related costs), estimated future variable and other lease costs for vacated properties with no intent or ability of sublease, and accelerated rent amortization expense.

For restructuring events that involve lease assets and liabilities, the Company applies lease reassessment and modification guidance and evaluates the right-of-use assets for potential impairment. If the Company plans to exit all or distinct portions of a facility and does not have the ability or intent to sublease, the Company will accelerate the amortization of each of those lease components through the vacate date. The accelerated amortization is recorded as a component of Restructuring and related expense in the Company’s consolidated statements of operations. Related variable lease expenses will continue to be expensed as incurred through the vacate date, at which time the Company will reassess the liability balance to ensure it appropriately reflects the remaining liability associated with the premises and record a liability for the estimated future variable lease costs.

Accelerated amortization of lease assets is recognized from the date that the Company commences the plan to fully or partially vacate a facility, for which there is no intent or ability to enter into a sublease, through the final vacate date. Amounts of accelerated rent amortization that are included as a component of restructuring and related expense are not included in the tables below, as the liability for the total lease payments for each respective facility is included as a component of Operating lease liabilities in the Company’s consolidated balance sheets at December 31, 2024 and 2023, both current and noncurrent (see Note 21). The Company may incur additional future expense if it is unable to sublease other locations included in the Facilities Initiative.

The components of restructuring and related expense for the years ended December 31, 2024, 2023 and 2022 were as follows (in thousands):

	Year ended December 31,
	2024	2023	2022
Severance and related costs	$4,036	$9,875	$5,230
Variable and other facilities-related costs	6,124	5,326	3,992
Accelerated amortization of lease assets due to cease-use	—	1,008	1,611
	$10,160	$16,209	$10,833

The Company’s President and CEO approved workforce reductions in 2024 for certain of the Company’s operating locations to correspond with the current sales levels in those areas. The Company recorded $2.1 million in the year ended December 31, 2024 related to these actions.

2023 Restructuring Plan

On February 22, 2023, the Company’s Board of Directors approved a strategic restructuring program (the “2023 Restructuring Plan”) to streamline the Company’s operations in order to support the Company’s investment in critical growth areas. The 2023 Restructuring Plan includes, among other things, charges related to a workforce reduction. Any potential positions eliminated in countries outside the United States are subject to local law and consultation requirements.

In connection with the 2023 Restructuring Plan, the Company recorded restructuring and related expense of $2.0 million and $9.9 million in the years ended December 31, 2024 and 2023, respectively, consisting entirely for severance related costs. A summary of the 2023 Restructuring Plan accrual activity for the years ended December 31, 2024 and 2023 were as follows (in thousands):

	Balance at	Initiatives		Balance at
	January 1,	charged to	Cash	December 31,
	2024	expense	payments	2024
Severance	$671	$2,003	$(2,589)	$85

	Balance at	Initiatives		Balance at
	January 1,	charged to	Cash	December 31,
	2023	expense	payments	2023
Severance	$—	$9,875	$(9,204)	$671

The Company estimates that it will record nominal future expense under the 2023 Restructuring Plan.

2022 Restructuring Plan

On February 14, 2022, the Company’s Board of Directors approved a strategic restructuring program (the “2022 Restructuring Plan”) to streamline the Company’s operations in order to support the Company’s investment in critical growth areas. The 2022 Restructuring Plan includes, among other things, charges related to a consolidation of facilities and a workforce reduction. Any positions eliminated in countries outside the United States are subject to local law and consultation requirements.

The Company recorded restructuring and related expense of $6.1 million and $6.3 million in connection with the 2022 Restructuring Initiative in the years ended December 31, 2024 and 2023, respectively. The amount for the year ended December 31, 2023 was comprised of $5.3 million for variable and other facilities-related costs and $1.0 million for accelerated amortization of lease assets no longer being used with no ability or intent to sublease. The Company estimates that it will record approximately $5 million of expense in 2025 under the 2022 Restructuring Plan. A summary of the 2022 Restructuring Plan accrual activity for the years ended December 31, 2024 and 2023 were as follows (in thousands):

	Balance at	Initiatives		Balance at
	January 1,	charged to	Cash	December 31,
	2024	expense	payments	2024
Variable and other facilities-related costs	$468	$6,123	$(6,244)	$347

	Balance at	Initiatives		Net transfer to	Balance at
	January 1,	charged to	Cash	operating lease	December 31,
	2023	expense	payments	accounts	2023
Severance	$1,164	$—	$(1,164)	$—	$—
Variable and other facilities-related costs	890	5,326	(5,748)	—	468
Accelerated amortization of lease assets due to cease-use	—	1,008	—	(1,008)	—
	$2,054	$6,334	$(6,912)	$(1,008)	$468

Balance Sheet Classification

The current portions of accrued restructuring were $1.4 million and $1.1 million at December 31, 2024 and 2023, respectively, and are included as components of Accrued expenses in the consolidated balance sheets. The long-term portions of accrued restructuring are included as components of Other long-term liabilities in the consolidated balance sheets. The long-term portions of accrued restructuring were $0.8 million and $1.1 million at December 31, 2024 and 2023, respectively.

(14) DEBT

2024 Credit Facility

On June 21, 2024, the Company entered into a Senior Secured Credit Facilities Credit Agreement (the “2024 Credit Facility” or “Credit Agreement”) as guarantor, with the Company’s wholly-owned subsidiary, Ribbon Communications Operating Company, Inc., as the borrower (the “Borrower”), HPS Investment Partners, LLC ("HPS"), as administrative agent, and HPS and WhiteHorse Capital Management, LLC ("WhiteHorse" and, together with HPS, the "Lenders"), pursuant to which the Lenders provided the Company with a $385 million Credit Agreement comprised of (i) a $350 million term loan (the “2024 Term Loan”) and (ii) a $35 million revolving credit facility (the “2024 Revolver”), including a $20 million sublimit for letters of credit. The proceeds received from the 2024 Term Loan were used to (a) repay 100% of the amounts outstanding under the 2020 Credit Facility, (b) redeem in full the Preferred Stock and (c) pay fees and expenses related to the 2024 Credit Facility. The excess proceeds are being used by the Company for working capital and other general corporate purposes.

The 2024 Term Loan and the 2024 Revolver bear interest, at the Borrower’s option, at either the Alternate Base Rate (“ABR”) or Term Secured Overnight Financing Rate ("SOFR") with an Applicable Margin for each (all as defined in the 2024 Credit Facility). Margins for the first six months are 5.25% per annum for ABR Loans and 6.25% per annum for SOFR Loans. Thereafter, margins vary based on the Company’s Consolidated Net Leverage Ratio, ranging from 4.75% to 5.25% per annum for ABR Loans and 5.75% to 6.25% per annum for SOFR Loans. The 2024 Term Loan and the 2024 Revolver will both mature on June 21, 2029. The 2024 Term Loan is being repaid in equal quarterly installments: approximately $0.9 million beginning with the third quarter of 2024 through the second quarter of 2025; approximately $2.2 million beginning with the third quarter of 2025 and ending with the second quarter of 2027; and approximately $4.4 million quarterly thereafter, with the remaining principal balance of approximately $298.4 million due on the maturity date of June 21, 2029. In connection with the establishment of the 2024 Credit Facility, $7.7 million of original issue discount was withheld by the Lenders and the Company incurred $6.3 million of debt issuance costs for a total of $14.0 million that is being amortized to Interest expense, net over the term of the 2024 Credit Facility.

The 2024 Credit Facility requires compliance with a Maximum Consolidated Net Leverage Ratio (the "Financial Covenant"), as defined in the 2024 Credit Facility, which is tested on a quarterly basis. The Company was in compliance with the Financial Covenant as of December 31, 2024.

The indebtedness and other obligations under the 2024 Credit Facility are irrevocably and unconditionally guaranteed on a joint and several basis by the Company and its subsidiaries (together, the "Guarantors"). The 2024 Credit Facility is secured on a first-priority basis by liens on substantially all assets of the Borrower and the Guarantors.

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

On March 3, 2020, the Company entered into a Senior Secured Credit Facilities Credit Agreement (as amended, the “2020 Credit Facility”), by and among the Company, as a guarantor, Ribbon Communications Operating Company, Inc., as the borrower (“Borrower”), Citizens Bank, N.A. (“Citizens”), Santander Bank, N.A., and others as lenders, (“Lenders”). The proceeds of the Credit Agreement were used, in part, to pay off in full all obligations of the Company under the 2019 Credit Facility.

The 2020 Credit Facility had a maturity date of March 2025 and originally provided for $500 million of commitments from the 2020 Credit Facility Lenders to the Borrower, comprised of $400 million in term loans (the “2020 Term Loan Facility”) and a $100 million facility available for revolving loans (the “2020 Revolving Credit Facility”). Under the 2020 Revolving Credit Facility, a $30 million sublimit was originally available for letters of credit and a $20 million sublimit was available for swingline loans.

The indebtedness and other obligations under the 2020 Credit Facility were unconditionally guaranteed on a senior secured basis by the Company, Edgewater Networks, Inc., a wholly-owned subsidiary of the Company, and GENBAND Inc., wholly-owned subsidiary of the Company (together, the “2020 Credit Facility Guarantors”). The 2020 Credit Facility was secured by first-priority liens on substantially all of the assets of the Borrower and the 2020 Credit Facility Guarantors, including substantially all of the assets of the Company.

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

On June 30, 2022, the Company entered into the Fifth Amendment to the 2020 Credit Facility (the “Fifth Amendment”) to increase the Maximum Consolidated Net Leverage Ratio (as defined in the 2020 Credit Facility) for 2022, with the fourth quarter of 2022 increased to 4.75:1.00, the first and second quarters of 2023 declining to 3.25:1.00, and in all subsequent quarters the ratio was to be fixed at 3.00:1.00. Also, the Fifth Amendment reduced the minimum Consolidated Fixed Charge Coverage Ratio (as defined in the 2020 Credit Facility) in 2022, with the fourth quarter of 2022 reduced to 1.10:1.00 and in all subsequent quarters the ratio was to be fixed at 1.25:1.00. In addition, the Fifth Amendment increased the maximum rate at which loans were to bear interest if the Company’s Consolidated Net Leverage Ratio for any quarter was greater than 4.50:1.00. Specifically, loans incurred were to bear interest, at the Borrower’s option, at either LIBOR plus a margin ranging from 1.50% to 4.50% per year, or the base rate plus 0.50%, or the prime rate plus a margin ranging from 0.50% to 3.50% per year. The Fifth Amendment also allowed the Company to incur junior secured or unsecured debt in an amount no less than $50 million, subject to certain conditions, including the requirement that 50% of the aggregate amount of such incurred debt (net of certain costs, fees and other amounts) must be applied to prepay the 2020 Credit Facility, and compliance with certain leverage ratio-based covenant exceptions. In connection with the Fifth Amendment, the Company made a $10.0 million voluntary prepayment that was applied to the final payment due on the maturity date. Subsequent to the Fifth Amendment, the Company was required to make quarterly principal payments on the 2020 Term Loan aggregating approximately $5.0 million per quarter through March 31, 2024 and $10.0 million in each of the three quarters thereafter, with the remaining and final payment due on the maturity date in March 2025.

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

The Company’s interest rates under the 2020 Term Loan benefited from a hedge instrument that was in place, specifically a fixed rate swap, until it was sold in March 2023 (see Note 15). Following the sale of the fixed rate swap in March 2023, the Company’s interest rate was based upon U.S. dollar SOFR plus a fixed margin of 4.5%. The Company was in compliance with all covenants of the 2020 Credit Facility at December 31, 2023, including the Consolidated Net Leverage Ratio calculation that considered the Company’s debt to include Preferred Stock.

The Company had the following outstanding borrowings, unamortized debt issuance costs and original issue discount, letters of credit, interest rates, and remaining borrowing capacity under the 2024 Credit Facility and the 2020 Credit Facility as of December 31, 2024 and 2023, respectively:

	December 31,
	2024	2023
Current portion of Term Debt	$6,125	$35,102

Long-term Debt, net of Current:
Long-term Debt, net of Current (Face Amount)	$342,125	$200,293
Original Issue Discount	(6,261)	—
Unamortized Debt Issuance Costs - Contra-Liability	(5,138)	(2,811)
Long-term Debt, net of Current	$330,726	$197,482

Total Face Amount of Borrowings	$348,250	$235,395

Unamortized Original Issue Discount and Debt Issuance Costs:
Other Assets	$1,134	$557
Long-Term Debt - Contra Liability	11,399	2,811
Total Unamortized Original Issue Discount and Debt Issuance Costs	$12,533	$3,368

Letters of Credit Outstanding	$—	$2,711

Remaining Borrowing Capacity	$35,000	$72,289

Average Interest Rates:
Term Loan	10.6%	10.0%
Letters of Credit	—%	4.5%

The Company’s debt maturities as of December 31, 2024 were as follows:

Years ending December 31,
2025	$6,125
2026	8,750
2027	13,125
2028	17,500
2029	302,750
$348,250

Letters of Credit and Other Guarantees

The Company uses letters of credit, bank guarantees, and surety bonds in the course of its business. At December 31, 2024, the Company had $10.9 million of letters of credit, bank guarantees, and surety bonds outstanding (collectively, "Guarantees") under various uncommitted facilities and no letters of credit outstanding under the 2024 Credit Facility. At December 31, 2023, the Company had Guarantees aggregating $7.9 million, comprised of the $2.7 million of letters of credit under the 2020 Credit Facility described above and $5.2 million of Other Guarantees. At December 31, 2024 and 2023, the Company had cash collateral of $2.7 million and $0.1 million, respectively, supporting the Guarantees, which are reported in Restricted cash in the Company’s consolidated balance sheets.

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

Cash Flow Hedge of Interest Rate Risk

As of December 31, 2023, the 2020 Term Loan Facility had an outstanding balance of $235.4 million and the Revolving Credit Facility was undrawn. Borrowings under the 2020 Credit Facility had variable interest rates based on SOFR (see Note 14). As a result of exposure to interest rate movements, during March 2020, the Company entered into an interest rate swap arrangement, which effectively converted its $400 million term loan with its variable interest rate based upon one-month LIBOR to an aggregate fixed rate of 0.904%, plus a leverage-based margin as defined in the 2020 Credit Facility.

On July 22, 2022, the Company sold $30 million of the notional amount of its interest rate swap back to its counterparty for $1.5 million, reducing the notional amount of this swap to $370 million. On August 16, 2022, the Company sold another $30 million of the notional amount of its interest rate swap back to its counterparty for $1.6 million, reducing the notional amount to $340 million, which approximated the current level of our term loan debt then outstanding. The gain in accumulated other comprehensive (loss) income related to the $60 million notional amount sold of $3.1 million was being released into earnings on a straight line basis over the remaining term of the 2020 Credit Facility as a decrease to interest expense until it was refinanced on June 21, 2024, the amortization of which totaled $0.4 million and $0.9 million for the years ended December 31, 2024 and 2023, respectively. The remaining unamortized gain in accumulated other comprehensive (loss) income of approximately $0.5 million was written off to interest expense in conjunction with the refinancing of the 2020 Credit Facility on June 21, 2024. See Note 14 for a description of the refinancing.

On March 24, 2023, the Company received $9.4 million, consisting of $0.4 million of interest and $9.0 million for the sale of $170 million of its $340 million notional amount interest rate swap back to its counterparty, reducing the notional amount to $170 million. On March 27, 2023, the Company received $9.8 million, consisting of $0.4 million of interest and $9.4 million for the sale of the remaining $170 million of its interest rate swap back to its counterparty. The portion of the gain in accumulated other comprehensive (loss) income related to the term loan debt prepaid on the date of the final sale of our swap totaled $7.3 million and was released into earnings immediately as Other expense, net. The portion of the gain in accumulated other comprehensive (loss) income related to our remaining term loan debt balance was $12.0 million and was being released into earnings on a straight line basis over the remaining term of the 2020 Credit Facility as a decrease to interest expense until it was refinanced on June 21, 2024, the amortization of which totaled $3.0 million and $4.7 million for the years ended December 31, 2024 and 2023, respectively. The remaining unamortized gain in accumulated other comprehensive (loss) income of $4.4 million was written off to interest expense in conjunction with the refinancing of the 2020 Credit Facility on June 21, 2024. See Note 14 for a description of the refinancing.

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

The effective portion of changes in the fair value of designated derivatives that qualify as cash flow hedges is recorded in Accumulated other comprehensive income in the consolidated balance sheet and is subsequently reclassified into earnings in the period that the hedged forecasted transactions affect earnings. During the year ended December 31, 2023, such a derivative was used to hedge the variable cash flows associated with the outstanding borrowings under the 2020 Credit Facility and the Company accounted for this derivative as an effective hedge until the final portion of the swap was sold on March 27, 2023. Any ineffective portion of the change in the fair value of the derivative would have been recognized directly in earnings. However, there was no hedge ineffectiveness recorded over the life of the swap.

Amounts reported in Accumulated other comprehensive income related to the Company’s derivative were reclassified to interest expense as interest was accrued on the Company’s variable-rate debt. The impact of the Company’s derivative financial instrument on its consolidated statements of comprehensive loss for the years ended December 31, 2024 and 2023 was as follows, net of tax (in thousands):

	Year ended December 31,
	2024	2023
Gain (loss) recognized in other comprehensive income (loss) on swap, net of tax	$—	$(2,715)
Amount reclassified from accumulated other comprehensive income to other expense, net upon sale of swap, net of tax	—	(5,099)
Amount reclassified from accumulated other comprehensive income to interest expense	(6,019)	(7,300)
Unrealized gain (loss) on interest rate swap, net of reclassifications and amortization	$(6,019)	$(15,114)

The Company had no derivative assets or liabilities at December 31, 2024 or 2023.

(16) PREFERRED STOCK AND WARRANTS

On March 28, 2023, the Company issued 55,000 shares of Preferred Stock to investors in the Private Placement at a price of $970 per share, along with 4,858,090 Warrants with an exercise price of $3.77 per share.

On June 25, 2024, the Company redeemed the Preferred Stock with a portion of the proceeds from the refinancing of the 2020 Credit Facility at a rate of 103% for a total of approximately $63.5 million. The Warrants remain outstanding and without modification. See Note 14 for a description of the refinancing of the 2020 Credit Facility.

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

Changes in the fair value of the Preferred Stock and Warrants are reported as Other expense, net in the Company’s consolidated statements of operations.

The Company determined the fair value of the Warrants using Level 3 input. The key assumptions input into the models utilized were as follows as of December 31, 2024 and 2023:

	December 31,
	2024	2023
Stock price	$4.16	$2.90
Strike price	$3.77	$3.77
Risk-free rate	4.21%	3.95%
Volatility	57.5%	60.5%
Dividend yield	0.0%	0.0%
Time to expiration (years)	2.2	3.2
Fair value of Warrant per share	$1.66	$1.09

The changes in the Company’s Preferred Stock for the year ended December 31, 2024 and 2023 were as follows (in thousands):

	Year ended December 31,
	2024	2023
Balance at beginning of year	$53,337	$—
Issued	—	47,854
Payable in-kind dividends	2,743	3,935
Fair value adjustments	5,605	1,548
Call premium (3%)	1,851	—
Redemption (June 25, 2024)	(63,536)	—
Balance at end of year	$—	$53,337

The changes in the Company’s Warrant liabilities for the years ended December 31, 2024 and 2023 were as follows (in thousands):

	Year ended December 31,
	2024	2023
Balance at beginning of year	$5,295	$—
Issued	—	5,496
Fair value change	2,769	(201)
Balance at end of year	$8,064	$5,295

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

(17) REVENUE RECOGNITION

The Company’s typical performance obligations include the following:

When Performance Obligation is Typically
Performance Obligation	Satisfied	When Payment is Typically Due
Software and Product Revenue
Software licenses (perpetual or term)	For perpetual licenses, typically when made available for download (point in time); for term-based licenses, at the beginning of the specified term (point in time)	Generally, within 30-60 days of invoicing, except for term licenses which may be paid for over time
Software licenses (subscription)	Upon activation of hosted site (over time)	Generally, within 30-60 days of invoicing
Hardware	When control of the hardware passes to the customer; typically, upon delivery (point in time)	Generally, within 30-60 days of invoicing
Software upgrades	Upon transfer of control; typically, when made available for download (point in time)	Generally, within 30-60 days of invoicing
Customer Support Revenue
Customer support	Ratably over the course of the support contract (over time)	Generally, within 30-60 days of invoicing
Professional Services
Other professional services (excluding training services)	As work is performed (over time), typically on the input method based on hours incurred	Generally, within 30-60 days of invoicing (upon completion of services)
Training	As the training is delivered (over time), typically one to five days	Generally, within 30-60 days of services being performed

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

Disaggregation of Revenue

The Company disaggregates its revenue from contracts with customers based on the nature of the products and services and the geographic regions in which each customer is domiciled. The Company’s total revenue for the years ended December 31, 2024, 2023 and 2022 was disaggregated geographically as follows:

			Service
		Service	revenue
	Product	revenue	(professional
Year ended December 31, 2024	revenue	(maintenance)	services)	Total revenue
United States	$201,340	$133,182	$61,462	$395,984
Europe, Middle East and Africa	129,824	71,856	32,999	234,679
Asia Pacific	100,766	39,863	10,941	151,570
Other	15,299	29,681	6,668	51,648
	$447,229	$274,582	$112,070	$833,881

			Service
		Service	revenue
	Product	revenue	(professional
Year ended December 31, 2023	revenue	(maintenance)	services)	Total revenue
United States	$161,945	$133,737	$48,733	$344,415
Europe, Middle East and Africa	151,938	75,478	34,485	261,901
Asia Pacific	115,923	39,891	11,269	167,083
Other	15,344	30,546	7,050	52,940
	$445,150	$279,652	$101,537	$826,339

			Service
		Service	revenue
	Product	revenue	(professional
Year ended December 31, 2022	revenue	(maintenance)	services)	Total revenue
United States	$175,189	$132,655	$44,819	$352,663
Europe, Middle East and Africa	147,523	75,948	29,310	252,781
Asia Pacific	95,828	41,677	13,594	151,099
Other	24,140	31,815	7,262	63,217
	$442,680	$282,095	$94,985	$819,760

The Company’s product revenue from its direct sales program and from indirect sales through its channel partner program for the years ended December 31, 2024, 2023 and 2022 was as follows (in thousands):

	Year ended December 31,
	2024	2023	2022
Indirect sales through channel partner program	$170,426	$157,495	$131,998
Direct sales	276,803	287,655	310,682
	$447,229	$445,150	$442,680

The Company’s product revenue from sales to enterprise customers and from sales to service provider customers for the years ended December 31, 2024, 2023 and 2022 was as follows (in thousands):

	Year ended December 31,
	2024	2023	2022
Sales to enterprise customers	$176,064	$143,853	$125,664
Sales to service provider customers	271,165	301,297	317,016
	$447,229	$445,150	$442,680

The Company’s product revenue and service revenue components by segment for the years ended December 31, 2024, 2023 and 2022 was as follows (in thousands):

	Year ended December 31,
	2024	2023	2022
Product revenue:
Cloud and Edge	211,001	184,730	215,770
IP Optical Networks	236,228	260,420	226,910
Total product revenue	447,229	445,150	442,680

Service revenue:
Maintenance:
Cloud and Edge	212,988	219,939	222,238
IP Optical Networks	61,594	59,713	59,857
Total maintenance revenue	274,582	279,652	282,095
Professional services:
Cloud and Edge	81,168	72,979	70,130
IP Optical Networks	30,902	28,558	24,855
Total professional services revenue	112,070	101,537	94,985
Total service revenue	386,652	381,189	377,080

Revenue Contract Balances

The timing of revenue recognition, billings and cash collections results in billed accounts receivable, unbilled receivables, which are contract assets, and customer advances and deposits, which are contract liabilities, in the Company’s consolidated balance sheets. Amounts are billed as work progresses in accordance with agreed-upon contractual terms, either at periodic intervals or upon achievement of contractual milestones. Billing may occur subsequent to revenue recognition, resulting in contract assets. The Company may receive advances or deposits from its customers before revenue is recognized, resulting in contract liabilities which are classified as deferred revenue. These assets and liabilities are reported in the Company’s consolidated balance sheets on a contract-by-contract basis as of the end of each reporting period. Changes in the contract asset and liability balances during the years ended December 31, 2024 and 2023 were not materially impacted by any factors other than billing and revenue recognition. Nearly all of the Company’s deferred revenue balance is related to services revenue, primarily customer support contracts. Unbilled receivables stem primarily from engagements where services have been performed; however, billing cannot occur until services are completed.

In some arrangements, the Company allows customers to pay for term-based software licenses and products over the term of the software license. The Company also sells SaaS-based software under subscription arrangements, with payment terms over the term of the SaaS agreement. Amounts recognized as revenue in excess of amounts billed are recorded as unbilled receivables. Unbilled receivables that are anticipated to be invoiced in the next twelve months are included in Accounts receivable on the Company’s consolidated balance sheets. The changes in the Company’s accounts receivable, unbilled receivables and deferred revenue balances for the years ended December 31, 2024 and 2023 were as follows (in thousands):

		Unbilled	Deferred	Deferred
	Accounts	accounts	revenue	revenue
	receivable	receivable	(current)	(long-term)
Balance at January 1, 2024	$186,938	$81,483	$113,381	$19,218
Increase (decrease), net	(10,363)	(3,340)	5,914	1,773
Balance at December 31, 2024	$176,575	$78,143	$119,295	$20,991

		Unbilled	Deferred	Deferred
	Accounts	accounts	revenue	revenue
	receivable	receivable	(current)	(long-term)
Balance at January 1, 2023	$170,969	$96,275	$113,939	$19,254
Increase (decrease), net	15,969	(14,792)	(558)	(36)
Balance at December 31, 2023	$186,938	$81,483	$113,381	$19,218

The Company recognized approximately $110 million of revenue in the year ended December 31, 2024 that was recorded as deferred revenue at December 31, 2023 and approximately $108 million of revenue in the year ended December 31, 2023 that was recorded as deferred revenue at December 31, 2022. Of the Company’s deferred revenue reported as long-term in its consolidated balance sheet at December 31, 2024, the Company expects that approximately $10 million will be recognized as revenue in 2026, approximately $5 million will be recognized as revenue in 2027 and approximately $6 million will be recognized as revenue in 2028 and beyond.

The Company applies the optional exemption of not disclosing the transaction price allocated to the remaining performance obligation for its contracts with an original duration of less than one year. In 2024, the Company entered into a contract with an existing customer that has revenue allocated to remaining performance obligations, which includes unearned revenue and amounts that will be invoiced and recognized as revenue in future periods of $285 million as of December 31, 2024.  The Company expects to recognize the remaining revenue over the next three years.

All freight-related customer invoicing is recorded as revenue, while the shipping and handling costs that occur after control of the promised goods or services transfer to the customer are reported as fulfillment costs, a component of Cost of revenue - product in the Company’s consolidated statements of operations.

Deferred Commissions Cost

Sales commissions earned by the Company’s employees are considered incremental and recoverable costs of obtaining a contract with a customer. The payments related to these costs have been deferred on our consolidated balance sheet and are being amortized over the expected life of the customer contract, which is generally five years. At December 31, 2024 and 2023, the Company had $2.8 million and $3.0 million, respectively, of deferred sales commissions capitalized.

(18) OPERATING SEGMENT INFORMATION

The Company has two operating and reportable segments, Cloud and Edge and IP Optical Networks, that align with the way the business is managed. The Company’s CODM, its President and Chief Executive Officer, makes key operating decisions and assesses performance based upon these reportable segments.

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

The Company does not provide segment asset information as such information is not provided to the CODM and accordingly, asset information is not used in assessing segment performance. Segment revenue and expenses included in the tables below represent direct revenue and expense attributable to each segment. Please see Note 10 for information regarding the allocation of goodwill between segments.

The CODM utilizes adjusted gross profit to evaluate each segment's performance. The Company calculates adjusted gross profit by excluding from cost of revenue both amortization of acquired technology and stock-based compensation and may also exclude other items in future periods that the Company believes are not part of the Company's core business. The Company uses adjusted gross profit to develop its annual budget and quarterly forecasts. The CODM analyzes adjusted gross profit compared to the annual budget and quarterly forecasts to allocate resources. Ribbon’s calculation of adjusted gross profit may not be comparable to similarly titled measures used by other companies. See below for a reconciliation of segment adjusted gross profit to gross profit and loss before income taxes.

The tables below present significant segment expenses regularly reviewed by the CODM for the years ended December 31, 2024, 2023 and 2022 (in thousands):

	Year ended December 31,
	2024	2023	2022
Segment revenue:
Cloud and Edge	$505,157	$477,647	$508,137
IP Optical Networks	328,724	348,692	311,623
Revenue	$833,881	$826,339	$819,760

	Year ended December 31,
	2024	2023	2022
Segment cost of revenue:
Cloud and Edge	$175,940	$177,629	$197,840
IP Optical Networks	218,429	240,627	220,984
Cost of revenue	$394,369	$418,256	$418,824

	Year ended December 31,
	2024	2023	2022
Segment adjusted gross profit:
Cloud and Edge	$338,194	$314,594	$330,395
IP Optical Networks	127,836	124,436	104,711
Total segment adjusted gross profit	466,030	439,030	435,106

Reconciliation of segment adjusted gross profit to gross profit and loss before income taxes
Stock-based compensation expense	(1,625)	(2,657)	(2,628)
Amortization of acquired technology	(24,893)	(28,290)	(31,542)
Gross profit	439,512	408,083	400,936

Research and development expense	179,941	190,660	203,676
Sales and marketing expense	137,830	137,460	147,766
General and administrative expense	68,740	54,962	51,053
Amortization of acquired intangible assets	25,969	28,601	29,646
Acquisition-, disposal- and integration-related expense	—	4,476	6,286
Restructuring and related expense	10,160	16,209	10,833
Interest expense, net	33,821	27,320	19,780
Other expense, net	29,119	3,768	44,495
Loss before income taxes	$(46,068)	$(55,373)	$(112,599)

	Year ended December 31,
	2024	2023	2022
Segment depreciation expense:
Cloud and Edge	$9,337	$9,798	$10,758
IP Optical Networks	4,202	4,307	4,537
Depreciation expense	$13,539	$14,105	$15,295

(19) MAJOR CUSTOMERS

The following customers contributed 10% or more of the Company’s revenue in at least one of the years ended December 31, 2024, 2023 and 2022:

	Year ended December 31,
	2024	2023	2022
Verizon Communications Inc.	14%	11%	15%

At December 31, 2024 and 2023, no customer accounted for 10% or more of the Company’s accounts receivable balance. The Company performs ongoing credit evaluations of its customers and generally does not require collateral on accounts receivable. The Company maintains an allowance for doubtful accounts and such losses have historically been within management’s expectations.

(20) STOCK-BASED COMPENSATION PLANS

The Company grants stock-based compensation to employees, officers and non-employee directors, as well as consultants and advisors of the Company and its subsidiaries under its Amended and Restated 2019 Incentive Award Plan which provides for the award of stock options, stock appreciation rights, restricted stock awards (“RSAs”), performance-based stock awards, restricted stock units (“RSUs”), performance-based stock units (“PSUs”) and other stock- or cash-based awards.

Executive Equity Arrangements

Inducement Awards

In connection with his appointment as President and Chief Executive Officer of Ribbon on March 16, 2020, the Company awarded Bruce McClelland sign-on equity grants, comprised of RSUs and a PSU grant with both market and service conditions. The market conditions surrounding the PSUs granted were not met by the expiration date of September 1, 2024 and therefore, the associated shares have been cancelled.

Performance-Based Stock Grants

In addition to granting RSAs and RSUs to its executives and certain of its employees, the Company also grants PSUs to certain of its executives and certain other employees. Vesting periods for RSAs, RSUs, and PSUs granted range from one to three years. PSUs granted consist of 60% that have both performance and service conditions (the “Performance PSUs”) and 40% that have both market and service conditions (the “Market PSUs”). Each Performance PSU is comprised of three consecutive fiscal year performance periods beginning in the year of grant, with one-third of the Performance PSUs attributable to each fiscal year performance period. The Market PSUs have one three-year performance period, beginning January 1 in the year of grant and ending on December 31, three years thereafter. The number of shares of common stock underlying the PSUs that can be earned will not exceed 200% of the Performance or Market PSUs. Shares subject to PSUs that fail to be earned will be forfeited.

Restricted Stock Units

The activity related to the Company’s RSUs for the year ended December 31, 2024 was as follows:

		Weighted
		Average
		Grant Date
	Shares	Fair Value
Unvested balance at January 1, 2024	7,091,368	$3.18
Granted	1,943,760	$3.24
Vested	(4,653,037)	$3.33
Forfeited	(384,983)	$3.16
Unvested balance at December 31, 2024	3,997,108	$3.04

The total grant date fair value of restricted stock underlying RSUs that vested was $15.5 million in the year ended December 31, 2024, $19.3 million in the year ended December 31, 2023 and $18.1 million in the year ended December 31, 2022.

Performance-Based Stock Units

The activity related to the Company’s PSUs for the year ended December 31, 2024 was as follows:

		Weighted
		Average
		Grant Date
	Shares	Fair Value
Unvested balance at January 1, 2024	6,297,931	$2.07
Granted	1,884,337	$4.03
Vested	(298,586)	$3.12
Forfeited	(4,277,790)	$1.44
Unvested balance at December 31, 2024	3,605,892	$3.75

The total grant date fair value of restricted stock underlying PSUs that vested was $0.9 million in the year ended December 31, 2024, $2.6 million in the year ended December 31, 2023 and $0.9 million in the year ended December 31, 2022.

Stock-Based Compensation

The consolidated statements of operations included stock-based compensation for the years ended December 31, 2024, 2023 and 2022 as follows (in thousands):

	Year ended December 31,
	2024	2023	2022
Product cost of revenue	$300	$510	$471
Service cost of revenue	1,325	2,147	2,157
Research and development	3,166	4,933	5,108
Sales and marketing	4,397	7,111	6,074
General and administrative	6,898	7,105	4,897
	$16,086	$21,806	$18,707

At December 31, 2024, there was $14.1 million, net of expected forfeitures, of unrecognized stock-based compensation expense related to unvested RSUs and PSUs. This expense is expected to be recognized over a weighted average period of approximately 1.2 years. The Company issues authorized and unissued shares under its equity plans and at December 31, 2024, there were approximately 2.0 million total shares of common stock reserved for that purpose with 0.1 million of those shares authorized only for issuance of shares upon exercise of stock options.

(21) LEASES

The Company has operating leases for corporate offices and research and development facilities and has historically had finance leases for certain equipment. Operating leases are reported separately in the Company’s consolidated balance sheets. Assets acquired under finance leases, if any, are included in Property and equipment, net, in the consolidated balance sheets.

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

Right-of-use assets and lease liabilities are initially measured based on the present value of the future minimum fixed lease payments (i.e., fixed payments in the lease contract) over the lease term at the commencement date. As the Company’s existing leases do not have a readily determinable implicit rate, the Company uses its incremental borrowing rate based on the information available at the commencement date in determining the present value of future minimum fixed lease payments. The Company calculates its incremental borrowing rate to reflect the interest rate that it would have to pay to borrow on a collateralized basis an amount equal to the lease payments in a similar economic environment over a similar term and considers its historical borrowing activities and market data from entities with comparable credit ratings in this determination. The measurement of the right-of-use asset also includes any lease payments made prior to the commencement date (excluding any lease incentives) and initial direct costs incurred. The Company assessed its right-of-use assets for impairment as of December 31, 2024 and 2023 and determined no impairment has occurred.

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

Certain leased facilities are being partially or fully vacated as part of the 2022 Restructuring Plan and for some of those facilities, the Company has no plans to enter into sublease agreements. Accordingly, the Company accelerated the amortization of those lease assets through the planned cease-use date of each facility, resulting in additional amortization expense of $1.0 million and $1.6 million in the years ended December 31, 2023 and 2022, respectively. No additional amortization was recorded in the year ended December 31, 2024. No variable lease costs were accrued in the years ended December 31, 2024 or 2023 for future estimated variable expenses related to assets partially or fully vacated with no intent or ability to sublease. Variable lease costs for the year ended December 31, 2022 included accruals of $1.0 million for all estimated future variable lease costs related to those facilities.

All incremental accelerated amortization and accrual for all estimated future variable lease costs are included in Restructuring and related expense in the Company’s consolidated statements of operations for the years ended December 31, 2024, 2023 and 2022. At December 31, 2024 and 2023, the Company had accruals of $1.1 million and $1.5 million, respectively, for all future anticipated variable lease costs related to these facilities. The Company may incur additional future expense if it is unable to sublease other locations included in the Facilities Initiative.

The Company leases its corporate offices and other facilities under operating leases, which expire at various times through 2033.

The Company’s right-of-use lease assets and lease liabilities at December 31, 2024 and 2023 were as follows (in thousands):

		December 31,
	Classification	2024	2023
Assets:
Operating lease assets	Operating lease right-of-use assets	$34,544	$39,783

Liabilities:
Current Operating	Operating lease liabilities	$9,443	$15,739
Non-Current Operating	Operating lease liabilities, net of current	37,376	38,711
Total Operating lease liabilities		$46,819	$54,450

The components of lease expense for the years ended December 31, 2024, 2023 and 2022 were as follows (in thousands):

	Year ended December 31,
	2024	2023	2022
Operating lease cost*	$16,637	$18,767	$21,121
Finance lease cost:
Amortization of leased assets	—	—	287
Interest on lease liabilities	—	—	13
Short-term lease cost	13,616	13,978	14,209
Variable lease costs (costs excluded from minimum fixed lease payments)**	3,308	3,364	4,007
Sublease income	(788)	(1,376)	(1,647)
Net lease cost	$32,773	$34,733	$37,990
*

No accelerated amortization was recorded in the year ended December 31, 2024. Operating lease costs for the years ended December 31, 2023 and 2022 include $1.0 million, and $1.6 million, respectively, of accelerated amortization for certain assets partially or fully vacated with no intent or ability to sublease.

**

No variable costs were accrued in the years ended December 31, 2024 or 2023.Variable lease costs for the year ended December 31, 2022 included accruals of $1.0 million for all future estimated variable expenses related to certain assets partially or fully vacated with no intent or ability to sublease.

Cash flow information related to the Company’s leases for the years ended December 31, 2024, 2023 and 2022 was as follows (in thousands):

	Year ended December 31,
	2024	2023	2022
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$18,619	$19,021	$20,363
Operating cash flows from finance leases	$—	$—	$13
Financing cash flows from finance leases	$—	$—	$595

Other information related to the Company’s leases as of December 31, 2024 and 2023 was as follows (in thousands):

	December 31,	December 31,
	2024	2023
Weighted average remaining lease term (years):
Operating leases	5.35	5.50
Weighted average discount rate:
Operating leases	7.73%	6.34%

Future minimum fixed lease payments under noncancelable leases at December 31, 2024 were as follows (in thousands):

Operating
leases
2025	$12,654
2026	11,549
2027	10,221
2028	7,905
2029	5,620
2030 and beyond	9,037
Total lease payments	56,986
Less: interest	(10,167)
Present value of lease liabilities	$46,819

(22) EMPLOYEE DEFINED CONTRIBUTION PLANS

The Company offers 401(k) savings plans to eligible employees. The Company matches 50% of each employee’s contributions to the 401(k) program up to 4% of the employee’s eligible earnings, for a maximum match of 2% of eligible earnings.

The Company recorded expense related to its employee defined contribution plans aggregating $3.0 million, $3.0 million and $3.3 million in the years ended December 31, 2024, 2023 and 2022, respectively.

(23) NON-U.S. EMPLOYEE DEFINED BENEFIT PLANS

The Company has defined benefit retirement plans that cover certain employees at various international locations. The Company’s policy is to contribute amounts at least sufficient to satisfy the minimum amount required by applicable law and regulations or to directly pay benefits where appropriate. Benefits under the defined benefit plans are typically based either on years of service and the employee’s compensation (generally during a fixed number of years immediately before retirement) or on annual credits. The range of assumptions that are used for these non-U.S. defined benefit plans reflect the different economic environments within the various countries.

A reconciliation of the changes in the benefit obligations and fair value of the assets of the defined benefit plans for the years ended December 31, 2024 and 2023, the funded status of the plans, and the amounts recognized in the consolidated balance sheets as of December 31, 2024 and 2023 were as follows (in thousands):

	Year ended December 31,
	2024	2023
Changes in projected benefit obligations:
Projected benefit obligation, beginning of year	$20,769	$21,257
Service cost	1,325	1,193
Interest cost	926	938
Participant contributions	—	—
Net actuarial loss (gain) on obligation	343	(402)
Settlement	(945)	(1,773)
Benefits paid	(281)	(444)
Projected benefit obligation, end of year	$22,137	$20,769

Changes in plan assets:
Fair value of plan assets, beginning of year	$13,609	$14,629
Actual return on plan assets	1,367	183
Employer contributions	707	975
Participant contributions	29	39
Benefits paid	(1,226)	(2,217)
Fair value of plan assets, end of year	$14,486	$13,609

Funded status at end of year	$(7,651)	$(7,160)

Amounts recognized in accumulated other comprehensive income consist of:
Prior service (credit) cost	$(2,841)	$(3,161)
Net actuarial (gain) loss	(1,148)	(1,100)
	$(3,989)	$(4,261)

Amounts recognized in the consolidated balance sheets consist of:
Other assets (non-current pension asset)	$1,567	$1,013
Accrued expenses and other (current pension liability)	(848)	(764)
Other long-term liabilities (non-current pension liability)	(8,370)	(7,409)
Net amount recognized	$(7,651)	$(7,160)

The increase in the underfunded status of the Company’s defined benefit plans at December 31, 2024 compared to December 31, 2023 was primarily due to normal benefit accruals combined with significant lump sum payments in Israel of $0.9 million.

Plans with underfunded or non-funded accumulated benefit obligations at December 31, 2024 and 2023 were as follows (in thousands):

	December 31,
	2024	2023
Aggregate projected benefit obligation	$11,997	$10,811
Aggregate accumulated benefit obligation	$9,586	$8,547
Aggregate fair value of plan assets	$2,779	$2,638

Plans with overfunded accumulated benefit obligations at December 31, 2024 and 2023 were as follows (in thousands):

	December 31,
	2024	2023
Aggregate projected benefit obligation	$10,140	$9,958
Aggregate accumulated benefit obligation	$8,160	$7,958
Aggregate fair value of plan assets	$11,707	$10,971

Net periodic benefit costs for the years ended December 31, 2024, 2023 and 2022 were as follows (in thousands):

	Year ended December 31,
	2024	2023	2022
Service cost	$1,325	$1,193	$1,355
Interest cost	926	938	563
Expected return on plan assets	(592)	(607)	(266)
Settlement (credit) charge	(234)	(417)	808
Amortization of prior service cost	(320)	(320)	(320)
Amortization of net (gain) loss	(150)	(165)	275
Net periodic benefit costs	$955	$622	$2,415

Expected benefit payments for the next ten years are as follows (in thousands):

Years ending December 31,
2025	$1,347
2026	1,301
2027	1,825
2028	2,482
2029	2,369
2030 to 2034	10,998
$20,322

The changes in plan assets and benefit obligations recognized in other comprehensive income (loss) before tax for the years ended December 31, 2024, 2023 and 2022 were as follows (in thousands):

	Year ended December 31,
	2024	2023	2022
Net (gain) loss	$(432)	$22	$(4,666)
Amortization of net gain (loss)	150	165	(275)
Amortization of prior service credit (cost)	320	320	320
Settlement credit (charge)	234	417	(808)
Total recognized in other comprehensive income (loss)	$272	$924	$(5,429)

The Company defers all actuarial gains and losses resulting from variances between actual results and economic estimates or actuarial assumptions. The unrecognized actuarial gains and losses are recorded as unrealized pension actuarial gains (losses) in the Company’s consolidated balance sheets as a component of Accumulated other comprehensive income. These unrecognized gains and losses are amortized as a component of net periodic benefit cost when the net gains and losses exceed 10% of the greater of the market value of plan assets or the projected benefit obligation at the beginning of the year.

The principal weighted average assumptions used to determine the benefit obligation at December 31, 2024 and 2023 were as follows:

	December 31,
	2024	2023
Discount rate	4.33%	4.65%
Rate of compensation increase	4.06%	3.95%
Interest crediting rate	1.25%	1.25%

The principal weighted average assumptions used to determine net period benefit cost for the years ended December 31, 2024, 2023 and 2022 were as follows:

	Year ended December 31,
	2024	2023	2022
Discount rate	4.65%	4.74%	2.24%
Expected long-term return on plan assets	4.19%	4.34%	1.79%
Rate of compensation increase	4.08%	4.02%	3.90%
Interest crediting rate	1.25%	1.25%	1.25%

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

The Company’s plans in both the Netherlands and Switzerland are funded through insurance contracts, which have historically provided guaranteed interest credit. The fair value of these contracts is derived from the insurance companies’ assessment of the minimum value of the benefits provided by the insurance contracts. Due to the plan amendment in 2020 that changed the benefit structure of the Netherlands plan, the Company no longer has any obligation related to this plan beyond the payment of insurance premiums. Therefore, there is no projected benefit obligation and no plan assets in the Netherlands. The methodology used to value the Switzerland plan assets assumes that the value of the plan assets equals the guaranteed insured benefits. For consistency, the same discount rate used in the valuation of the benefit obligations is used to place a value on the plan assets. The assets are assumed to grow each year in line with the discount rate, and therefore, the expected return on the assets is set equal to the discount rate. The fair value of the plan assets in Switzerland was $2.8 million at December 31, 2024 and $2.6 million at December 31, 2023. The Company classifies the fair value of its plan assets as Level 2 in the fair value hierarchy as discussed in Note 6.

During the years ended December 31, 2024 and 2023, employees in Switzerland made contributions aggregating $29,000 and $39,000 each year, respectively. Employee contributions to this plan are based on a fixed 5% of the relevant pensionable earnings. The Company funds this plan by contributing at least the minimum amount required by applicable regulations and as recommended by an independent actuary.

During the years ended December 31, 2024, 2023 and 2022, the Company contributed $0.7 million, $1.0 million and $2.0 million, respectively, in total to its defined benefit plans. The Company expects to contribute $1.5 million in total to its defined benefit plans in 2025.

(24) INCOME TAXES

The components of loss from continuing operations before income taxes consisted of the following (in thousands):

	Year ended December 31,
	2024	2023	2022
Income (loss) before income taxes:
United States	$22,685	$(5,363)	$(84,784)
Foreign	(68,753)	(50,010)	(27,815)
	$(46,068)	$(55,373)	$(112,599)

The provision (benefit) for income taxes from continuing operations consisted of the following (in thousands):

	Year ended December 31,
	2024	2023	2022
Provision (benefit) for income taxes:
Current:
Federal	$21,619	$9,927	$(3,582)
State	3,313	2,790	2,573
Foreign	122	7,312	4,744
Total current	25,054	20,029	3,735
Deferred:
Federal	(13,822)	(10,417)	(10,333)
State	(2,266)	(1,059)	(4,045)
Foreign	(799)	2,280	(3,873)
Total deferred	(16,887)	(9,196)	(18,251)
Total	$8,167	$10,833	$(14,516)

A reconciliation of the Company’s effective tax rate for continuing operations to the U.S. statutory federal rate is as follows:

	Year ended December 31,
	2024	2023	2022
U.S. statutory income tax rate	21.0%	21.0%	21.0%
State income taxes, net of federal benefit	(0.8)	(2.1)	1.8
Foreign income taxes	2.6	(9.9)	(1.4)
Stock-based compensation	(4.2)	(5.4)	(2.4)
Tax credits	2.2	7.7	2.2
Uncertain tax positions	15.2	2.0	1.3
Valuation allowance	(37.2)	(27.0)	(3.8)
Other permanent adjustments	(14.2)	(1.3)	(2.6)
Permanent foreign exchange adjustments	(3.9)	(2.3)	(1.4)
Other, net	1.5	(2.3)	(1.8)
Effective income tax rate	(17.8)%	(19.6)%	12.9%

The following is a summary of the significant components of deferred income tax assets and liabilities (in thousands):

	December 31,
	2024	2023
Assets:
Net operating loss carryforwards	$399,412	$398,050
Capital loss carryforwards	100,069	100,061
Tax credit carryforwards	25,405	29,541
Capitalized research and development expenses	71,587	58,959
Deferred revenue	7,687	2,042
Accrued expenses	12,106	10,901
Inventory	1,899	4,108
Stock-based compensation	1,299	1,506
Fixed assets	624	159
Lease liabilities	11,993	12,009
Other temporary differences	1,551	440
	633,632	617,776
Valuation allowance	(493,855)	(488,799)
Total deferred tax assets	139,777	128,977
Liabilities:
Intangible assets	(37,488)	(45,448)
Operating lease right-of-use assets	(8,712)	(8,817)
Unremitted foreign income	(10,536)	(10,567)
Total deferred tax liabilities	(56,736)	(64,832)
Total net deferred tax assets	$83,041	$64,145

The deferred tax assets and liabilities based on tax jurisdictions are presented in the Company’s consolidated balance sheets as follows:

	December 31,
	2024	2023
Deferred income taxes - net noncurrent assets	$88,982	$69,761
Deferred income taxes - net noncurrent liabilities	(5,941)	(5,616)
	$83,041	$64,145

At December 31, 2024, the Company had U.S. federal net operating losses (“NOLs”) of $100.2 million. The Company also had U.S. state NOLs of $51.0 million. In addition, the Company had $1.6 billion of Israel NOLs. The U.S. federal NOL carryforwards expire between 2025 and 2037. The U.S. state NOLs begin to expire in 2025, and the Company also has indefinite-lived state NOLs. The Israel NOLs do not expire.

The Company also has available federal, state and foreign income tax credit carryforwards of $25.4 million. The federal foreign tax credit carryforwards expire between 2030 and 2032. The state tax credits, which are primarily research and development credits, begin to expire in 2025, while others can be carried forward until exhausted. The foreign income tax credits expire in various periods.

The Company has provided for income taxes on the undistributed earnings of its non-U.S. subsidiaries as of December 31, 2024, excluding Ireland and Israel. These subsidiaries, excluding Ireland and Israel, are cost-plus or limited risk distributors that are not anticipated to need to use excess funds locally. Accordingly, the Company is required to recognize and record deferred taxes in 2024. The deferred taxes, which are primarily future withholding taxes, are recorded on the entire outside basis differences related to the foreign subsidiaries, the largest of these differences being undistributed earnings. Undistributed profits of Ireland and Israel, as well as other outside basis differences in foreign subsidiaries, were indefinitely reinvested in foreign operations. Quantification of the deferred tax liability, if any, associated with indefinitely reinvested earnings and outside basis differences was not practicable.

Under the provisions of the Internal Revenue Code, the net operating losses and tax credit carryforwards are subject to review and possible adjustment by the Internal Revenue Service. Net operating losses and tax credit carryforwards may become subject to an annual limitation in the event of certain cumulative changes in the ownership of significant shareholders over a three-year period in excess of 50%, as defined under sections 382 and 383 of the Internal Revenue Code, as well as similar state provisions. As a result of the Sonus and GENBAND merger in 2017, the Company has $92.8 million of U.S. federal net operating loss carryforwards remaining as of December 31, 2024 with an annual section 382 limitation of $9.7 million. The Company believes these NOLs are fully realizable. As a result of the ECI Acquisition in 2020, the Company has $9.6 million of U.S. federal NOLs remaining as of December 31, 2024 with an annual section 382 limitation of $1.1 million. The Company does not believe all of these NOLs are realizable and, therefore, have recorded a partial valuation allowance against these NOLs.

The Company performed an analysis to determine if, based on all available evidence, it considered it more likely than not that some portion or all of the recorded deferred tax assets will not be realized in a future period. Accordingly, the Company has recorded a valuation allowance against its U.S. deferred tax assets of $18.6 million at December 31, 2024 and $23.4 million at December 31, 2023. The Company also maintains a valuation allowance against certain of its foreign deferred tax assets, predominantly Israel, amounting to approximately $475 million at December 31, 2024 and $465 million at December 31, 2023. The deferred tax assets recognized with no valuation allowance at December 31, 2024 and 2023 primarily relate to other foreign subsidiaries where recoverability is concluded to be more likely than not based on the Company’s cost-plus compensation policy, as well as NOLs and tax credits in the U.S. that are expected to be utilized prior to expiration.

A reconciliation of the Company’s unrecognized tax benefits is as follows (in thousands):

	Year ended December 31,
	2024	2023	2022
Unrecognized tax benefits at January 1	$10,932	$12,001	$17,813
Increases related to current year tax positions	607	—	156
Increases related to prior period tax positions	53	52	40
Decreases related to the lapse of the applicable statute of limitations	(1,268)	(821)	(560)
Decreases related to prior period tax positions	(4,458)	(300)	(5,448)
Unrecognized tax benefits at December 31,	$5,866	$10,932	$12,001

The Company accounts for interest and penalties related to uncertain tax positions as part of its provision for income taxes. The Company had $6.7 million, $14.0 million and $14.9 million of unrecognized tax benefits, including penalties and interest, at December 31, 2024, 2023 and 2022, respectively. Of these amounts, $3.6 million, $10.5 million and $11.2 million represent the amount of unrecognized tax benefits that, if recognized, would impact the effective income tax rate for the years ended December 31, 2024, 2023 and 2022, respectively. The Company recorded income tax expense (benefit) for potential penalties and interest of $(2.2) million, $0.2 million and $(0.3) million for the years ended December 31, 2024, 2023 and 2022, respectively. The Company had $0.9 million and $3.2 million accrued in Other long-term liabilities for penalties and interest at December 31, 2024 and 2023, respectively. The Company believes that it is reasonably possible that $0.4 million in tax positions related to its unrecognized tax benefits will be recognized within the next twelve months.

The Company and its subsidiaries file income tax returns in the U.S. federal jurisdiction as well as various state and foreign jurisdictions. Generally, the tax years 2021 through 2024 remain open to examination by the major taxing jurisdictions in which the Company operates. The Company’s federal and state NOLs generated prior to 2020 could be adjusted on examination even though the year in which the loss was generated is otherwise closed by the statute of limitations.

As of December 31, 2024, the Company had ongoing income tax audits in certain foreign countries. Management believes that an adequate provision has been recorded for any adjustments that may result from tax examinations.

(25) RELATED PARTIES

The Company recognized revenue from its largest stockholder of $11.3 million, $12.8 million and $6.6 million in the years ended December 31, 2024, 2023 and 2022, respectively. The Company’s accounts receivable from its largest shareholder totaled $5.5 million and $3.9 million as of December 31, 2024 and 2023, respectively. Additionally, as discussed in Note 16, certain related party stockholders participated in the Private Placement.

(26) COMMITMENTS AND CONTINGENCIES

Contingencies

Liabilities for Royalty Payments to the IIA

Prior to the ECI Acquisition, ECI had received research and development grants from the IIA. The Company assumed ECI’s contract with the IIA, which requires the Company to pay royalties to the IIA on proceeds from the sale of products which the Israeli government has supported by way of research and development grants. The royalties for grants prior to 2017 were calculated at the rates of 1.3% to 5.0% of the aggregated proceeds from the sale of such products developed at certain of the Company’s R&D centers, up to an amount not exceeding 100% of such grants plus interest at LIBOR. Effective for grants approved in 2017 and effective through 2023, interest was calculated at the higher of LIBOR plus 1.5% to 2.75%. For grants approved in 2024 and thereafter, interest is calculated based on SOFR. At December 31, 2024, the Company had $1.5 million of unpaid royalties accrued. The Company’s maximum possible future royalties commitment at December 31, 2024 of $14.0 million, including interest of $0.8 million, was based upon estimates of future sales of products and services and the grants received from the IIA not yet repaid.

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

Miller Complaint. On November 8, 2018, Ron Miller, a purported stockholder of the Company, filed a Class Action Complaint (the “Miller Complaint”) in the United States District Court for the District of Massachusetts (the “Massachusetts District Court”) against the Company and three of its former officers (collectively, the “Defendants”), claiming to represent a class of purchasers of Sonus common stock during the period from January 8, 2015 through March 24, 2015 and alleging violations of the federal securities laws. Similar to a previous complaint entitled Sousa et al. vs. Sonus Networks, Inc. et al., which was dismissed with prejudice by an order dated June 6, 2017, the Miller Complaint claims that the Defendants made misleading forward-looking statements concerning Sonus’ expected fiscal first quarter of 2015 financial performance, which statements were also the subject of an August 7, 2018 Securities and Exchange Commission Cease and Desist Order, whose findings the Company neither admitted nor denied. The Miller plaintiffs were seeking monetary damages.

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

Charter Complaint. On September 19, 2022, Charter Communications Operating, LLC (“Charter”) filed two complaints against two of our subsidiaries (Sonus Networks, Inc. and Ribbon Communications Operating Company, Inc.) alleging breach of contract with respect to indemnification obligations purportedly owed to Charter in connection with Charter’s legal dispute with Sprint Communications Company L.P., which was settled by Charter in March 2022. One complaint was filed in the Supreme Court of the State of New York, in New York County; the second complaint was filed by Charter as well as co-plaintiffs Charter Communications Holding Company, LLC and Bright House Networks, LLC, in the Superior Court of the State of Delaware in and for New Castle County. In both complaints, Charter is seeking monetary damages. The Company filed its answer to the first complaint file in New York on December 7, 2022 and to the second complaint filed in Delaware on January 9, 2023. Discovery is on-going and the court in the Delaware complaint has set a trial date of June 2025. No trial date has been set for the case in New York.

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

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our principal executive officers and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), as of the end of the period covered by this Annual Report on Form 10-K. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods required by the Securities and Exchange Commission and that such information is accumulated and communicated to our management, including our principal executive officers and principal financial officer as appropriate, to allow timely decisions regarding required disclosure. Based on this evaluation, our principal executive officers and principal financial officer concluded that our disclosure controls and procedures were effective as of December 31, 2024.

Management’s Annual Report on Internal Control over Financial Reporting

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

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2024. In making its assessment of internal control over financial reporting, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control—Integrated Framework (2013). Based on this assessment, management concluded that, as of December 31, 2024, our internal control over financial reporting was effective.

Deloitte & Touche LLP, an independent registered public accounting firm that audited our financial statements included in this Annual Report on Form 10-K, has issued an attestation report on management’s internal control over financial reporting, which is included in this Item 9A under the caption “Report of Independent Registered Public Accounting Firm.”

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting during the fiscal quarter ended December 31, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors of Ribbon Communications Inc.

Opinion on Internal Control over Financial Reporting

We have audited the internal control over financial reporting of Ribbon Communications, Inc. and subsidiaries (the “Company”) as of December 31, 2024, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended December 31, 2024, of the Company and our report dated February 27, 2025 expressed an unqualified opinion on those financial statements.

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

/s/ Deloitte & Touche LLP

Dallas, Texas
February 27, 2025

Item 9B. Other Information

During the three months ended December 31, 2024, none of the Company’s directors or officers (as defined in Rule 16a-1(f) of the Securities Exchange Act of 1934) adopted, terminated or modified a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408 of Regulation S-K of the Securities Act of 1933). During the three months ended December 31, 2024, the Company did not adopt, terminate or modify a Rule 10b5-1 trading arrangement.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Our board of directors has adopted a Code of Conduct applicable to all officers, directors and employees, including our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions. A copy of the code is available at the Investor Relations section of our website, located at investors.ribboncommunications.com, under “Corporate Governance - Governance Highlights.” We intend to make any disclosure required by law or Nasdaq Stock Market rules regarding any amendments to, or waivers from, any provisions of the code at the same location of our website.

Our board of directors has adopted insider trading policies and procedures governing the purchase, sale and/or other dispositions of our directors, officers and employees, or the Company itself, that are reasonably designed to promote compliance with insider trading laws, rules and regulations, and any listing standards applicable to us (the “Insider Trading Policy”). Our Insider Trading Policy is filed as Exhibit 19.1 to this Annual Report on Form 10-K.

The information required by this Item 10 is included in our definitive Proxy Statement with respect to our 2025 Annual Meeting of Stockholders to be filed with the SEC not later than 120 days after the end of the fiscal year ended December 31, 2024 and is incorporated herein by reference.

Item 11. Executive Compensation

The information required by this Item 11 is included in our definitive Proxy Statement with respect to our 2025 Annual Meeting of Stockholders to be filed with the SEC not later than 120 days after the end of the fiscal year ended December 31, 2024 and is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this Item 12 is included in our definitive Proxy Statement with respect to our 2025 Annual Meeting of Stockholders to be filed with the SEC not later than 120 days after the end of the fiscal year ended December 31, 2024 and is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information required by this Item 13 is included in our definitive Proxy Statement with respect to our 2025 Annual Meeting of Stockholders to be filed with the SEC not later than 120 days after the end of the fiscal year ended December 31, 2024 and is incorporated herein by reference.

Item 14. Principal Accounting Fees and Services

The information required by this Item 14 will be included in our definitive Proxy Statement with respect to our 2025 Annual Meeting of Stockholders to be filed with the SEC not later than 120 days after the end of the fiscal year ended December 31, 2024 and is incorporated herein by reference.

PART IV

Item 15. Exhibit and Financial Statement Schedules

1)Financial Statements

The consolidated financial statements of the Company are listed in the index under Part II, Item 8, of this Annual Report on Form 10-K.

2)	Financial Statement Schedules

None. All schedules are omitted because they are not applicable, not required under the instructions, or the information is contained in the consolidated financial statements or notes thereto included herein.

3)	List of Exhibits

The Exhibits filed as part of this Annual Report on Form 10-K are listed in the Exhibit Index immediately preceding the signature page of this Annual Report, which Exhibit Index is incorporated herein by reference.

Item 16. Form 10-K Summary

None.

EXHIBIT INDEX

Exhibit No.		Description
2.1	**

Agreement and Plan of Merger, dated as of November 14, 2019, by and among the Registrant, Ribbon Communications Israel Ltd., Eclipse Communications Ltd., ECI Telecom Group Ltd. and ECI Holding (Hungary) Korlátolt Felelősségű Társaság (incorporated by reference to Exhibit 2.1 to the Registrant’s Current Report on Form 8-K, filed November 14, 2019 with the SEC).

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

3.4		Certificate of Designation of Series A Preferred Stock (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K, filed March 30, 2023 with the SEC).
3.5		Amended and Restated By-Laws of the Registrant (incorporated by reference to Exhibit 3.3 to the Registrant’s Annual Report on Form 10-K, filed March 8, 2018 with the SEC).
4.1	*	Description of Capital Stock.
4.2		Form of Warrant (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K, filed March 30, 2023 with the SEC).
10.1

First Amended and Restated Stockholders Agreement, dated as of March 3, 2020, by and among the Registrant, JPMC Heritage Parent LLC, Heritage PE (OEP)Heritage Parent LLC, Heritage PE (OEP) III, L.P. and ECI Holding (Hungary) Kft (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed March 3, 2020 with the SEC).

10.2	+	Form of Indemnity Agreement for Officers and Directors (incorporated by reference to Exhibit 10.5 to the registrant’s Annual Report on Form 10-K, filed March 8, 2018 with the SEC).
10.3	+	Amended and Restated 2000 Employee Stock Purchase Plan, (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q, filed October 31, 2018 with the SEC).
10.4	+	Senior Management Cash Incentive Plan, dated October 27, 2017 (incorporated by reference to Exhibit 10.7 to the Registrant’s Annual Report on Form 10-K, filed March 8, 2018 with the SEC).
10.5	+	Amended and Restated Stock Incentive Plan of the Registrant (incorporated by reference to Exhibit 99.3 to the Registrant’s Registration Statement on Form S-8, filed with the SEC on October 31, 2017).
10.6	+

Form of Nonstatutory Stock Option Award Agreement Granted under the Amended and Restated Stock Incentive Plan (incorporated by reference to Exhibit 10.2 to Sonus, Inc.’s Quarterly Report on Form 10-Q filed July 29, 2016 with the SEC).

10.7	+

Form of Restricted Stock Award Agreement Granted under the Amended and Restated Stock Incentive Plan (incorporated by reference to Exhibit 10.3 to Sonus, Inc.’s Quarterly Report on Form 10-Q, filed July 29, 2016 with the SEC).

10.8	+

Form of Restricted Stock Unit Award Agreement (Performance-Based Vesting) for Awards Granted under the Amended and Restated Stock Incentive Plan (incorporated by reference to Exhibit 10.4 to Sonus, Inc.’s Quarterly Report on Form 10-Q, filed July 29, 2016 with the SEC).

10.9	+

Form of Restricted Stock Unit Award Agreement (Time-Based Vesting) for Awards Granted under the Amended and Restated Stock Incentive Plan (incorporated by reference to Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q, filed August 1, 2018 with the SEC).

10.10	+

Edgewater Networks, Inc. Amended and Restated 2002 Stock Option Plan, effective as of April 8, 2010 (incorporated by reference to Exhibit 99.1 to the Registrant’s Registration Statement on Form S-8, filed August 6, 2018 with the SEC).

10.11	+

Amendment to the Edgewater Networks, Inc. Amended and Restated 2002 Stock Option Plan, dated December 7, 2016 (incorporated by reference to Exhibit 99.2 to the Registrant’s Registration Statement on Form S-8, filed August 6, 2018 with the SEC).

10.12	+

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

10.13	+

Form of Non-Statutory Stock Option Award Agreement under the 2019 Incentive Award Plan (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q, filed October 31, 2019 with the SEC).

10.14	+

Form of Restricted Stock Award Agreement under the 2019 Incentive Award Plan (incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q, filed October 31, 2019 with the SEC).

10.15	+

Form of Restricted Stock Unit Award Agreement (Time-Based Vesting) under the 2019 Incentive Award Plan (incorporated by reference to Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q, filed October 31, 2019 with the SEC).

10.16	+

Form of Restricted Stock Unit Award Agreement (Performance-Based Vesting) under the 2019 Incentive Award Plan (incorporated by reference to Exhibit 10.4 to the Registrant’s Quarterly Report on Form 10-Q, filed October 31, 2019 with the SEC).

10.17	+

Letter Agreement, dated as of February 18, 2020, among Ribbon Communications Inc., Sonus Networks, Inc. d/b/a Ribbon Communications Operating Company, Inc. and Bruce McClelland (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed February 19, 2020 with the SEC.

10.18	+

Severance Agreement, dated February 18, 2020, among Ribbon Communications Inc., Sonus Networks, Inc. d/b/a Ribbon Communications Operating Company, Inc. and Bruce McClelland (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K, filed February 19, 2020 with the SEC).

10.19	+

Form of Restricted Stock Unit Award Agreement (Performance-Based Vesting) between Ribbon Communications Inc. and Bruce McClelland (incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K, filed February 19, 2020 with the SEC).

10.20	+

Employment Agreement between the Registrant and Miguel Lopez, dated June 22, 2020 (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed June 23, 2020 with the SEC).

10.21	+

Severance Agreement between the Registrant and Miguel Lopez, dated June 22, 2020 (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K, filed June 23, 2020 with the SEC).

10.22	+

Employment Agreement, dated as of October 3, 2024, among Ribbon Communications Inc., Ribbon Communications Operating Company, Inc. and John Townsend (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed October 4, 2024 with the SEC).

10.23	+

Severance Agreement, dated as of October 3, 2024, among Ribbon Communications Inc., Ribbon Communications Operating Company, Inc. and John Townsend (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K, filed October 4, 2024 with the SEC).

10.24	+

Form of Restricted Stock Unit Award Agreement (Performance-Based Vesting) between the Company and John Townsend (incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K, filed October 4, 2024 with the SEC).

10.25	+

Ribbon Communications Inc. Amended and Restated 2019 Incentive Award Plan (incorporated by reference to Exhibit 99.1 to the Registrant’s Form S-8 Registration Statement, filed June 2, 2020 with the SEC).

10.26	+

Amendment No. 1 to the Ribbon Communications, Inc. Amended and Restated 2019 Incentive Award Plan (incorporated by reference to Appendix A to the Registrant’s Definitive Proxy Statement on Schedule 14A filed on April 8, 2022 with the SEC).

10.27	+

Employment Agreement, dated May 26, 2020, between the Registrant and Patrick Macken (incorporated by reference to Exhibit 10.4 to the Registrant’s Quarterly Report on Form 10-Q, filed April 30, 2021 with the SEC).

10.28	+

Severance Agreement, dated May 26, 2020, between the Registrant and Patrick Macken (incorporated by reference to Exhibit 10.5 to the Registrant’s Quarterly Report on Form 10-Q, filed April 30, 2021 with the SEC).

10.29	+

Employment Agreement, dated July 21, 2020, between the Registrant and Sam Bucci (incorporated by reference to Exhibit 10.6 to the Registrant’s Quarterly Report on Form 10-Q, filed April 30, 2021 with the SEC).

10.30	+

Severance Agreement, dated September 7, 2020, between the Registrant and Sam Bucci (incorporated by reference to Exhibit 10.7 to the Registrant’s Quarterly Report on Form 10-Q, filed April 30, 2021 with the SEC).

10.31	+*	Employment Agreement, dated November 2, 2022, between the Registrant and Dan Redington.
10.32	+*	Severance Agreement, dated November 2, 2022, between the Registrant and Dan Redington.
10.33

Form of Securities Purchase Agreement, dated August 12, 2022, by and among Ribbon Communications Inc. and each purchaser identified on the signature pages thereto (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed August 16, 2022 with the SEC).

10.34

Form of Second Amended and Restated Registration Right Agreement, dated August 12, 2022, by an among Ribbon Communications Inc. and its stockholders that are parties thereto (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K, filed August 16, 2022 with the SEC).

10.35

Form of Securities Purchase Agreement, dated March 28, 2023, by and among Ribbon Communications Inc. and each purchaser identified on the signature pages thereto (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K, filed March 30, 2023 with the SEC).

10.36

Warrant Agreement, dated March 30, 2023, between the Company and American Stock Transfer & Trust Company, LLC (incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K, filed March 30, 2023 with the SEC).

19.1	*	Ribbon Communications Inc. Insider Trading Policy.

21.1	*	Subsidiaries of the Registrant.
23.1	*	Consent of Independent Registered Public Accounting Firm, Deloitte & Touche LLP
31.1	*	Certification of Ribbon Communications Inc. Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	*	Certification of Ribbon Communications Inc. Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	#	Certification of Ribbon Communications Inc. Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	#	Certification of Ribbon Communications Inc. Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
97		Ribbon Communications Inc. Clawback Policy (incorporated by reference to Exhibit 97 to the Registrant’s Annual Report on Form 10-K, filed February 28, 2024 with the SEC).
101.INS	*	Inline XBRL Instance Document
101.SC	*	Inline XBRL Taxonomy Extension Schema
101.C	*	Inline XBRL Taxonomy Extension Calculation Linkbase
101.DEF	*	Inline XBRL Taxonomy Extension Definition Linkbase
101.LAB	*	Inline XBRL Taxonomy Extension Label Linkbase
101.PRE	*	Inline XBRL Taxonomy Extension Presentation Linkbase
104	*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*	Filed herewith.
#	Furnished herewith.
+	Management contract or compensatory plan or arrangement filed in response to Item 15(a)(3) of the Instructions to the Annual Report on Form 10-K.
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

RIBBON COMMUNICATIONS INC.

	By:	/s/ Bruce McClelland
February 27, 2025		Bruce McClelland
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date
/s/ Bruce McClelland	President, Chief Executive Officer and Director (Principal Executive Officer)	February 27, 2025
Bruce McClelland
/s/ John Townsend	Executive Vice President and Chief Financial Officer (Principal Financial Officer)	February 27, 2025
John Townsend
/s/ Eric Marmurek	Senior Vice President and Deputy Chief Financial Officer (Principal Accounting Officer)	February 27, 2025
Eric Marmurek
/s/ Shaul Shani	Chairman	February 27, 2025
Shaul Shani
/s/ Stewart Ewing	Director	February 27, 2025
Stewart Ewing
/s/ Bruns H. Grayson	Director	February 27, 2025
Bruns H. Grayson
/s/ Beatriz V. Infante	Director	February 27, 2025
Beatriz V. Infante
/s/ Scott Mair	Director	February 27, 2025
Scott Mair
/s/ Rick W. Smith	Director	February 27, 2025
Rick W. Smith
/s/ Tanya Tamone	Director	February 27, 2025
Tanya Tamone