Form 10-Q
period 2025-03-31
Ribbon Communications Inc.
filed 2025-04-30
CIK 1708055

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2025

or

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

As of April 28, 2025, there were 176,544,386 shares of the registrant’s common stock, $0.0001 par value per share, outstanding.

RIBBON COMMUNICATIONS INC.

FORM 10-Q

QUARTERLY PERIOD ENDED MARCH 31, 2025

Cautionary Note Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q contains “forward-looking statements” within the meaning of the U.S. Private Securities Litigation Reform Act of 1995, which are subject to a number of risks and uncertainties. All statements other than statements of historical facts contained in this report, including statements regarding the effect of U.S. tariffs and the response from other countries, future expenses and restructuring activities and the anticipated benefits thereof, results of operations and financial position, capital structure, impacts from the wars in Ukraine and Israel, financial sanctions and trade restrictions, beliefs about our business strategy, availability of components for the manufacturing of our products, ongoing litigation, plans and objectives of management for future operations and manufacturing are forward-looking statements. Without limiting the foregoing, the words “anticipates”, “believes”, “could”, “estimates”, “expects”, “intends”, “may”, “plans”, “seeks” and other similar language, whether in the negative or affirmative, are intended to identify forward-looking statements, although not all forward-looking statements contain these identifying words. Forward-looking statements are based on our current expectations and assumptions regarding our business, the economy and other future conditions. Because forward-looking statements relate to the future, they are subject to inherent uncertainties, risks and changes in circumstances that are unknown and/or difficult to predict and that may cause our actual results, performance or achievements to be materially different from those expressed or implied by the forward-looking statements. Such risks and uncertainties include, but are not limited to, unpredictable fluctuations in quarterly revenue and operating results; the impact of restructuring and cost-containment activities; increases in tariffs, trade restrictions or taxes on our products; supply chain disruptions resulting from component availability and/or geopolitical instabilities and disputes (including those related to the wars in Israel and Ukraine); the impact of military call-ups of our employees in Israel; material litigation; the impact of fluctuations in interest rates; material cybersecurity and data intrusion incidents, including any security breaches resulting in the theft, transfer, or unauthorized disclosure of customer, employee, or company information; our ability to comply with applicable domestic and foreign information security and privacy laws, regulations and technology platform rules or other obligations related to data privacy and security; failure to compete successfully against telecommunications equipment and networking companies; failure to grow our customer base or generate recurring business from our existing customers; credit risks; the timing of customer purchasing decisions and our recognition of revenues; macroeconomic conditions, including inflation; our ability to adapt to rapid technological and market changes; our ability to generate positive returns on our research and development; our ability to protect our intellectual property rights and obtain necessary licenses; our ability to maintain partner, reseller, distribution and vendor support and supply relationships; the potential for defects in our products; risks related to the terms of our credit agreement; higher risks in international operations and markets; currency fluctuations; unanticipated adverse changes in legal, regulatory or tax laws; future accounting pronouncements or changes in our accounting policies; and/or failure or circumvention of our controls and procedures. We therefore caution you against relying on any of these forward-looking statements. Additional important factors that could cause actual results to differ materially from those in these forward-looking statements are also discussed in Part I, Item 2, "Management’s Discussion and Analysis of Financial Condition and Results of Operations" and Part I, Item 1A and Part II, Item 7A, "Risk Factors" and "Quantitative and Qualitative Disclosures About Market Risk," respectively, of our Annual Report on Form 10-K for the year ended December 31, 2024. Any forward-looking statement made by us in this report speaks only as of the date on which this report was first filed. We undertake no obligation to publicly update any forward-looking statement, whether as a result of new information, future developments or otherwise, except as required by law.

PART I FINANCIAL INFORMATION

Item 1. Financial Statements

RIBBON COMMUNICATIONS INC.

Condensed Consolidated Balance Sheets

(in thousands, except share and per share data)

(unaudited)

	March 31,	December 31,
	2025	2024
Assets
Current assets:
Cash and cash equivalents	$71,243	$87,770
Restricted cash	2,571	2,709
Accounts receivable, net	225,485	254,718
Inventory	79,631	79,179
Other current assets	46,133	39,286
Total current assets	425,063	463,662
Property and equipment, net	64,744	60,364
Intangible assets, net	175,994	187,537
Goodwill	300,892	300,892
Deferred income taxes	93,672	88,982
Operating lease right-of-use assets	48,748	34,544
Other assets	28,364	26,573
	$1,137,477	$1,162,554
Liabilities and Stockholders’ Equity
Current liabilities:
Current portion of term debt	$7,438	$6,125
Accounts payable	80,843	87,759
Accrued expenses and other	89,935	106,251
Operating lease liabilities	10,341	9,443
Deferred revenue	116,623	119,295
Total current liabilities	305,180	328,873
Long-term debt, net of current	329,176	330,726
Warrant liability	6,179	8,064
Operating lease liabilities, net of current	61,144	37,376
Deferred revenue, net of current	23,515	20,991
Deferred income taxes	5,941	5,941
Other long-term liabilities	24,527	25,962
Total liabilities	755,662	757,933
Commitments and contingencies (Note 19)
Stockholders’ equity:
Common stock, $0.0001 par value per share; 240,000,000 shares authorized; 175,967,875 shares issued and outstanding at March 31, 2025; 175,599,250 shares issued and outstanding at December 31, 2024	18	18
Additional paid-in capital	1,974,219	1,970,708
Accumulated deficit	(1,600,412)	(1,574,185)
Accumulated other comprehensive income	7,990	8,080
Total stockholders’ equity	381,815	404,621
	$1,137,477	$1,162,554

See notes to the unaudited condensed consolidated financial statements.

RIBBON COMMUNICATIONS INC.

Condensed Consolidated Statements of Operations

(in thousands, except per share data)

(unaudited)

	Three months ended
	March 31,	March 31,
	2025	2024
Revenue:
Product	$81,991	$87,610
Service	99,288	92,054
Total revenue	181,279	179,664
Cost of revenue:
Product	57,893	45,794
Service	35,628	35,364
Amortization of acquired technology	5,388	6,551
Total cost of revenue	98,909	87,709
Gross profit	82,370	91,955
Operating expenses:
Research and development	43,568	45,763
Sales and marketing	31,788	34,716
General and administrative	15,128	15,191
Amortization of acquired intangible assets	6,155	6,706
Restructuring and related	5,341	3,065
Total operating expenses	101,980	105,441
Loss from operations	(19,610)	(13,486)
Interest expense, net	(10,500)	(5,987)
Other income (expense), net	3,129	(7,513)
Loss before income taxes	(26,981)	(26,986)
Income tax benefit (provision)	754	(3,375)
Net loss	$(26,227)	$(30,361)
Loss per share:
Basic	$(0.15)	$(0.18)
Diluted	$(0.15)	$(0.18)
Weighted average shares used to compute loss per share:
Basic	175,719	172,428
Diluted	175,719	172,428

See notes to the unaudited condensed consolidated financial statements.

RIBBON COMMUNICATIONS INC.

Condensed Consolidated Statements of Comprehensive Loss

(in thousands)

(unaudited)

	Three months ended
	March 31,	March 31,
	2025	2024
Net loss	$(26,227)	$(30,361)
Other comprehensive (loss) income, net of tax:
Unrealized (loss) gain on interest rate swap, net of reclassifications and amortization into earnings	—	(1,321)
Foreign currency translation adjustments	(90)	(116)
Other comprehensive (loss) income, net of tax	(90)	(1,437)
Comprehensive loss, net of tax	$(26,317)	$(31,798)

See notes to the unaudited condensed consolidated financial statements.

RIBBON COMMUNICATIONS INC.

Condensed Consolidated Statements of Stockholders’ Equity

(in thousands, except shares)

(unaudited)

Three months ended March 31, 2025
					Accumulated
			Additional		other	Total
	Common stock		paid-in	Accumulated	comprehensive	stockholders'
	Shares	Amount	capital	deficit	(loss) income	equity
Balances, January 1, 2025	175,599,250	$18	$1,970,708	$(1,574,185)	$8,080	$404,621
Exercise of stock options	424	—	1	—	—	1
Exercise of warrants	32,573	—	150	—	—	150
Vesting of restricted stock awards and units	184,739	—	—	—	—	—
Vesting of performance-based stock units	377,751	—	—	—	—	—
Shares of restricted stock returned to the Company under net share settlements to satisfy tax withholding obligations	(226,862)	—	(938)	—	—	(938)
Stock-based compensation expense	—	—	4,298	—	—	4,298
Other comprehensive loss	—	—	—	—	(90)	(90)
Net loss	—	—	—	(26,227)	—	(26,227)
Balances, March 31, 2025	175,967,875	$18	$1,974,219	$(1,600,412)	$7,990	$381,815

Three months ended March 31, 2024
					Accumulated
			Additional		other	Total
	Common stock		paid-in	Accumulated	comprehensive	stockholders'
	Shares	Amount	capital	deficit	(loss) income	equity
Balances, January 1, 2024	172,083,667	$17	$1,958,909	$(1,519,950)	$13,787	$452,763
Exercise of stock options	8,624	—	17	—	—	17
Vesting of restricted stock awards and units	888,189	—	—	—	—	—
Vesting of performance-based stock units	31,282	—	—	—	—	—
Shares of restricted stock returned to the Company under net share settlements to satisfy tax withholding obligations	(297,333)	—	(846)	—	—	(846)
Stock-based compensation expense	—	—	4,522	—	—	4,522
Other comprehensive loss	—	—	—	—	(1,437)	(1,437)
Net loss	—	—	—	(30,361)	—	(30,361)
Balances, March 31, 2024	172,714,429	$17	$1,962,602	$(1,550,311)	$12,350	$424,658

See notes to the unaudited condensed consolidated financial statements.

RIBBON COMMUNICATIONS INC.

Condensed Consolidated Statements of Cash Flows

(in thousands)

(unaudited)

	Three months ended
	March 31,	March 31,
	2025	2024
Cash flows from operating activities:
Net loss	$(26,227)	$(30,361)
Adjustments to reconcile net loss to cash flows (used in) provided by operating activities:
Depreciation and amortization of property and equipment	3,469	3,394
Amortization of intangible assets	11,543	13,257
Amortization of debt issuance costs and original issue discount	701	716
Amortization of accumulated other comprehensive gain related to interest rate swap	—	(1,756)
Stock-based compensation	4,298	4,522
Deferred income taxes	(4,628)	(2,620)
Change in fair value of warrant liability	(1,735)	632
Change in fair value of preferred stock liability	—	1,512
Dividends accrued on preferred stock liability	—	1,355
Foreign currency exchange (gains) losses	(1,328)	1,144
Changes in operating assets and liabilities:
Accounts receivable	29,459	55,384
Inventory	(1,546)	(4,379)
Other operating assets	(5,578)	7,923
Accounts payable	(2,184)	(17,837)
Accrued expenses and other long-term liabilities	(9,631)	(11,800)
Deferred revenue	(148)	(7,986)
Net cash (used in) provided by operating activities	(3,535)	13,100
Cash flows from investing activities:
Purchases of property and equipment	(12,149)	(2,513)
Purchases of software licenses	—	(150)
Net cash used in investing activities	(12,149)	(2,663)
Cash flows from financing activities:
Borrowings under revolving line of credit	—	15,000
Principal payments on revolving line of credit	—	(15,000)
Principal payments of term debt	(875)	(5,014)
Proceeds from the exercise of stock options	1	17
Payment of tax obligations related to vested stock awards and units	(938)	(846)
Net cash used in financing activities	(1,812)	(5,843)
Effect of exchange rate changes on cash and cash equivalents	831	(293)
Net (decrease) increase in cash and cash equivalents	(16,665)	4,301
Cash, cash equivalents and restricted cash, beginning of year	90,479	26,630
Cash, cash equivalents and restricted cash, end of period	$73,814	$30,931

RIBBON COMMUNICATIONS INC.

Condensed Consolidated Statements of Cash Flows (continued)

(in thousands)

(unaudited)

	Three months ended
	March 31,	March 31,
	2025	2024
Supplemental disclosure of cash flow information:
Interest paid	$9,375	$6,322
Income taxes paid	$3,060	$3,138
Income tax refunds received	$138	$474
Supplemental disclosure of non-cash investing activities:
Capital expenditures incurred, but not yet paid	$5,377	$1,889
Inventory transfers to property and equipment	$412	$507
Supplemental disclosure of non-cash financing activities:
Warrant liability released to additional paid-in-capital	$150	$—
Fair value of vested restricted and performance-based stock grants	$2,381	$2,610

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

Interim results are not necessarily indicative of results for a full year or any future interim period. The information included in this Quarterly Report on Form 10-Q should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2024, as amended (the "Annual Report"), which was filed with the SEC on February 27, 2025.

Operating Segments

The Company’s chief operating decision maker (the "CODM") is its president and chief executive officer. The CODM assesses the Company’s performance based on the performance of two separate organizations within Ribbon: the Cloud and Edge segment ("Cloud and Edge") and the IP Optical Networks segment ("IP Optical Networks").

Significant Accounting Policies

The Company’s significant accounting policies are disclosed in Note 2 to the Consolidated Financial Statements included in the Annual Report. There were no material changes to the significant accounting policies during the three months ended March 31, 2025.

Principles of Consolidation

The condensed consolidated financial statements include the accounts of Ribbon and its wholly-owned subsidiaries. Intercompany transactions and balances have been eliminated in consolidation.

Use of Estimates and Judgments

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting periods. Significant estimates and judgments relied upon in preparing these condensed consolidated financial statements include revenue recognition for arrangements that contain multiple performance obligations, inventory valuations, assumptions used to determine the fair value of stock-based compensation and the Preferred Stock and Warrants, intangible asset and

RIBBON COMMUNICATIONS INC.

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

goodwill valuations, including impairments, warranty accruals, legal contingencies and recoverability of Ribbon’s net deferred tax assets and the related valuation allowances. Ribbon regularly assesses these estimates and records changes in estimates in the period in which they become known. Ribbon bases its estimates on historical experience and various other assumptions that it believes to be reasonable under the circumstances. Actual results could differ from those estimates.

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

Factoring of accounts receivable and associated fees for the three months ended March 31, 2025 and 2024 were as follows (in thousands):

	Three months ended
	March 31,	March 31,
	2025	2024
Accounts receivable sold	$28,766	$20,992
Less factoring fees	(473)	(391)
Net cash proceeds	$28,293	$20,601

Recent Accounting Pronouncements

In November 2024, the Financial Accounting Standards Board (the "FASB") issued ASU 2024-03, Income Statement, Reporting Comprehensive Income: Expense Disaggregation Disclosures (Subtopic 220-40) (“ASU 2024-03”), which requires disaggregation of certain expense captions into specified categories in disclosures within the footnotes to the financial statements. The objective of this standard is to provide investors with information to better understand a public entity’s performance and prospects for future cash flows, and to compare its performance over time with that of other entities. ASU 2024-03 will be effective for the Company beginning with our 2027 annual financial statements and interim financial statements thereafter, with early adoption permitted. The adoption of ASU 2024-03 will require the Company to provide new footnote disclosure about the types of expenses that are included in certain captions on its Statements of Operations, such as Cost of revenue, Research and development, Sales and marketing, and General and administrative.

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures (“ASU 2023-09”), which increases the disclosure requirements around rate reconciliation information and certain types of income taxes companies are required to pay. ASU 2023-09 will be effective for the Company beginning with its 2025 annual financial statements, with early adoption permitted. The Company expects the adoption of the standard will require certain additional income tax disclosure.

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

The shares used to compute loss per share were as follows (in thousands):

	Three months ended
	March 31,	March 31,
	2025	2024
Weighted average shares outstanding—basic	175,719	172,428
Potential dilutive common shares	—	—
Weighted average shares outstanding—diluted	175,719	172,428

Options to purchase the Company’s common stock and unvested restricted and performance-based stock units aggregating 6.8 million and 12.1 million shares were excluded from the computation of diluted loss per share for the three months ended March 31, 2025 and 2024, respectively, because their effect would have been antidilutive.

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

On June 25, 2024, the Company redeemed the Preferred Stock with a portion of the proceeds from its refinancing of the 2020 Credit Facility at a rate of 103% for a total of approximately $63.5 million. During the three months ended March 31, 2025, 0.2 million Warrants were exercised. The remaining Warrants outstanding continue without modification. See Note 9 for a description of the refinancing of the 2020 Credit Facility.

As of March 31, 2025 and 2024, the potential number of dilutive shares from the Warrants outstanding totaled 4.7 million and 4.9 million shares, respectively. For the three months ended March 31, 2025, 0.5 million Warrants would have been included in the calculation of diluted loss per share, but had no impact due to the Company’s net loss position. There was no impact on weighted average shares outstanding from these Warrants for the three months ended March 31, 2024 as the average market price of the Company’s common stock was below the exercise price of $3.77 per share and their effect would have been antidilutive.

Dividends accrued on the Preferred Stock were not an adjustment to net income (loss) used for the calculation of diluted earnings (loss) per share as these dividends were included in the fair value adjustment of the Preferred Stock which was reflected in Other income (expense), net until the redemption of the Preferred Stock on June 25, 2024.

RIBBON COMMUNICATIONS INC.

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

(3) INVENTORY

Inventory at March 31, 2025 and December 31, 2024 consisted of the following (in thousands):

	March 31,	December 31,
	2025	2024
On-hand assemblies and finished goods inventories	$95,562	$95,366
Deferred cost of goods sold	3,368	2,430
	98,930	97,796
Less noncurrent portion (included in Other assets)	(19,299)	(18,617)
Current portion	$79,631	$79,179

(4) INTANGIBLE ASSETS AND GOODWILL

The Company’s intangible assets at March 31, 2025 and December 31, 2024 consisted of the following (in thousands):

	Weighted
	average
	amortization			Net
	period		Accumulated	carrying
March 31, 2025	(years)	Cost	amortization	value
Developed technology	7.84	$340,380	$266,995	$73,385
Customer relationships	11.86	268,140	166,780	101,360
Trade names	3.88	5,000	4,988	12
Software licenses	3.00	5,748	4,511	1,237
		$619,268	$443,274	$175,994

	Weighted
	average
	amortization			Net
	period		Accumulated	carrying
December 31, 2024	(years)	Cost	amortization	value
Developed technology	7.84	$340,380	$262,085	$78,295
Customer relationships	11.86	268,140	160,635	107,505
Trade names	3.88	5,000	4,978	22
Software licenses	3.00	5,748	4,033	1,715
		$619,268	$431,731	$187,537

Estimated future amortization expense for the Company’s intangible assets at March 31, 2025 was as follows (in thousands):

Years ending December 31,
Remainder of 2025	$32,649
2026	39,143
2027	33,979
2028	23,400
2029	18,379
2030	7,722
Thereafter	20,722
$175,994

RIBBON COMMUNICATIONS INC.

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

There were no changes to the carrying value of the Company’s goodwill in the three months ended March 31, 2025 and 2024. The components of goodwill at both March 31, 2025 and 2024 were as follows (in thousands):

	Cloud and	IP Optical
	Edge	Networks	Total
Goodwill	$392,302	$191,996	$584,298
Accumulated impairment losses	(167,406)	(116,000)	(283,406)
	$224,896	$75,996	$300,892

(5) FAIR VALUE HIERARCHY

The carrying amounts of the Company’s cash equivalents, accounts receivable, accounts payable and borrowings under a revolving credit facility in the condensed consolidated balance sheets approximates fair value due to the immediate or short-term nature of these financial instruments. Ribbon’s term debt balance as of March 31, 2025 and December 31, 2024 of $347.4 million and $348.3 million, respectively, had a fair value of approximately $348.2 million and $350.4 million, respectively. The Company’s Warrant liability had a fair value of $6.2 million and $8.1 million as of March 31, 2025 and December 31, 2024, respectively.

Fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. As such, fair value is a market-based measurement that should be determined based on assumptions that market participants would use in pricing an asset or a liability. The three-tier fair value hierarchy is based on the level of independent, objective evidence surrounding the inputs used to measure fair value. A financial instrument’s categorization within the fair value hierarchy is based upon the lowest level of input that is significant to the fair value measurement. The fair value hierarchy is as follows:

●	Level 1 applies to assets or liabilities for which there are quoted prices in active markets for identical assets or liabilities. The Company had no assets or liabilities fair valued using Level 1 input at March 31, 2025 or December 31, 2024.
●	Level 2 applies to assets or liabilities for which there are inputs that are directly or indirectly observable in the marketplace, such as quoted prices for similar assets or liabilities in active markets or quoted prices for identical assets or liabilities in markets with insufficient volume or infrequent transactions (less active markets). At December 31, 2024, the Company determined the fair value of its defined benefit plans’ assets using Level 2 input. There were no significant changes to the Company’s defined benefit plans’ assets during the three months ended March 31, 2025 that required the calculation of their fair value as of March 31, 2025.
●	Level 3 applies to assets or liabilities for which there are unobservable inputs to the valuation methodology that are significant to the measurement of the fair value of the assets or liabilities. Level 3 input was used to determine the fair value of the Company’s Warrants at March 31, 2025 and December 31, 2024.

The Company had no transfers between Level 2 and Level 3 fair value measurements during the three months ended March 31, 2025 and 2024.

RIBBON COMMUNICATIONS INC.

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

(6) ACCRUED EXPENSES AND OTHER

Accrued expenses at March 31, 2025 and December 31, 2024 consisted of the following (in thousands):

	March 31,	December 31,
	2025	2024
Employee compensation and related costs	$31,839	$44,948
Professional fees	16,606	16,339
Taxes payable	8,277	6,364
Other	33,213	38,600
	$89,935	$106,251

(7) WARRANTY

The changes in the Company’s warranty accrual balance in the three months ended March 31, 2025 were as follows (in thousands):

Balance at January 1, 2025	$12,300
Current period provisions	1,499
Settlements	(1,225)
Balance at March 31, 2025	$12,574

At March 31, 2025, the Company’s accrual for product warranties was reflected in its condensed consolidated balance sheet as a current liability in Accrued expenses and other of $5.4 million, and as a long-term liability in Other long-term liabilities of $7.2 million.

(8) RESTRUCTURING AND FACILITIES CONSOLIDATION INITIATIVES

The Company recorded restructuring and related expense aggregating $5.3 million and $3.1 million in the three months ended March 31, 2025 and 2024, respectively. Restructuring and related expense includes restructuring expense (primarily severance and related costs), estimated future variable and other lease costs for vacated properties with no intent or ability to sublease, and accelerated rent amortization expense.

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

Accelerated amortization of lease assets is recognized from the date that the Company commences the plan to fully or partially vacate a facility, for which there is no intent or ability to enter into a sublease, through the final vacate date. Amounts of accelerated rent amortization that are included as a component of restructuring and related expense are excluded from the tables below, as the liability for lease payments for each respective facility is included as a component of Operating lease liabilities in the Company’s condensed consolidated balance sheets at March 31, 2025 and

RIBBON COMMUNICATIONS INC.

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

December 31, 2024 (see Note 16). The Company may incur additional future expense if it is unable to sublease other locations included in the Facilities Initiative.

The components of restructuring and related expense for the three months ended March 31, 2025 and 2024 were as follows (in thousands):

	Three months ended
	March 31,	March 31,
	2025	2024
Severance and related costs	$2,276	$1,616
Variable and other facilities-related costs	3,065	1,449
	$5,341	$3,065

2025 Restructuring Plan

During the first quarter of 2025, the Company’s President and CEO approved a strategic restructuring program (the "2025 Restructuring Plan") that consists of workforce reductions in certain of the Company’s operating locations to correspond with current sales levels in those areas. Any potential positions eliminated in countries outside the United States are subject to local law and consultation requirements. In connection with the 2025 Restructuring Plan, the Company recorded restructuring and related expense of $2.4 million in the three months ended March 31, 2025, with nominal cash payments to date.

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

In connection with the 2023 Restructuring Plan, the Company recorded restructuring and related expense of $0.1 million and $1.6 million in the three months ended March 31, 2025 and 2024, respectively, consisting entirely of severance related costs. The 2023 Restructuring Plan accrual activity for the three months ended March 31, 2025 was nominal, with a balance remaining at March 31, 2025 of $0.1 million.

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

The Company recorded restructuring and related expense of $3.1 million and $1.4 million in the three months ended March 31, 2025 and 2024, respectively, in connection with the 2022 Restructuring Plan for variable and other facilities-related costs. A summary of the 2022 Restructuring Plan accrual activity for the three months ended March 31, 2025 is as follows (in thousands):

RIBBON COMMUNICATIONS INC.

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

	Balance at	Initiatives
	January 1,	charged to	Cash	Balance at
	2025	expense	payments	March 31, 2025
Variable and other facilities-related costs	$347	3,065	(3,087)	$325

Balance Sheet Classification

The current portions of accrued restructuring were $2.8 million and $1.4 million at March 31, 2025 and December 31, 2024, respectively, and are included as components of Accrued expenses in the condensed consolidated balance sheets. The long-term portions of accrued restructuring are included as components of Other long-term liabilities in the condensed consolidated balance sheets. The long-term portions of accrued restructuring were $0.7 million and $0.8 million at March 31, 2025 and December 31, 2024, respectively.

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

The 2024 Term Loan and the 2024 Revolver bear interest, at the Borrower’s option, at either the Alternate Base Rate (“ABR”) or Term Secured Overnight Financing Rate ("SOFR") with an Applicable Margin for each (all as defined in the 2024 Credit Facility). Margins for the first six months were 5.25% per annum for ABR Loans and 6.25% per annum for SOFR Loans. Thereafter, margins vary based on the Company’s Consolidated Net Leverage Ratio, ranging from 4.75% to 5.25% per annum for ABR Loans and 5.75% to 6.25% per annum for SOFR Loans. The 2024 Term Loan and the 2024 Revolver will both mature on June 21, 2029. The 2024 Term Loan is being repaid in equal quarterly installments: approximately $0.9 million beginning with the third quarter of 2024 through the second quarter of 2025; approximately $2.2 million beginning with the third quarter of 2025 and ending with the second quarter of 2027; and approximately $4.4 million quarterly thereafter, with the remaining principal balance of approximately $298.4 million due on the maturity date of June 21, 2029. In connection with the establishment of the 2024 Credit Facility, $7.7 million of original issue discount was withheld by the Lenders, and the Company incurred $6.3 million of debt issuance costs for a total of $14.0 million that is being amortized to Interest expense, net over the term of the 2024 Credit Facility.

The 2024 Credit Facility requires compliance with a Maximum Consolidated Net Leverage Ratio (the "Financial Covenant"), as defined in the 2024 Credit Facility, which is tested on a quarterly basis. The Company was in compliance with the Financial Covenant as of March 31, 2025 and December 31, 2024.

The indebtedness and other obligations under the 2024 Credit Facility are irrevocably and unconditionally guaranteed on a joint and several basis by the Company and its subsidiaries (together, the "Guarantors"). The 2024 Credit Facility is secured on a first-priority basis by liens on substantially all assets of the Borrower and the Guarantors.

RIBBON COMMUNICATIONS INC.

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

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

The Company entered into the Sixth Amendment to the 2020 Credit Facility (the “Sixth Amendment”) effective March 30, 2023. Among other things, the Sixth Amendment reduced the maximum borrowings allowed under the 2020 Revolving Credit Facility from $100 million to $75 million and the sublimit available for letters of credit was reduced from $30 million to $20 million. Also, the Sixth Amendment replaced LIBOR with SOFR as the alternative rate available to the Company for calculating interest owed under the 2020 Credit Facility with the margin fixed at 4.5%. Debt issuance costs associated with the Sixth Amendment totaled $1.7 million and were being amortized on a straight-line basis over the remaining life of the 2020 Credit Facility and were written off in conjunction with the early extinguishment of the 2020 Credit Facility on June 21, 2024.

The Company had the following outstanding borrowings, unamortized debt issuance costs and original issue discount, letters of credit, interest rates, and remaining borrowing capacity under the 2024 Credit Facility as of March 31, 2025 and December 31, 2024:

	March 31,	December 31,
	2025	2024
Current portion of Term Debt	$7,438	$6,125

Long-term Debt, net of Current:
Long-term Debt, net of Current (Face Amount)	$339,937	$342,125
Original Issue Discount	(5,911)	(6,261)
Unamortized Debt Issuance Costs - Contra-Liability	(4,850)	(5,138)
Long-term Debt, net of Current	$329,176	$330,726

Total Face Amount of Borrowings	$347,375	$348,250

Unamortized Original Issue Discount and Debt Issuance Costs:
Other Assets	$1,071	$1,134
Long-Term Debt - Contra Liability	10,761	11,399
Total Unamortized Original Issue Discount and Debt Issuance Costs	$11,832	$12,533

Remaining Borrowing Capacity	$35,000	$35,000

Average Interest Rates:
Term Loan	10.6%	10.6%

RIBBON COMMUNICATIONS INC.

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

The Company’s debt maturities as of March 31, 2025 were as follows:

Years ending December 31,
Remainder of 2025	$5,250
2026	8,750
2027	13,125
2028	17,500
2029	302,750
$347,375

Letters of Credit and Other Guarantees

In the course of its business, the Company uses letters of credit, bank guarantees, and surety bonds (collectively, "Guarantees"). The Company had $10.9 million of Guarantees under various uncommitted facilities as of both March 31, 2025 and December 31, 2024. The Company had no letters of credit outstanding under the 2024 Credit Facility as of March 31, 2025 or December 31, 2024. At March 31, 2025 and December 31, 2024, the Company had cash collateral of $2.6 million and $2.7 million, respectively, supporting the Guarantees, which are reported as Restricted cash in the Company’s condensed consolidated balance sheets.

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

Cash Flow Hedge of Interest Rate Risk

The 2024 Term Loan Facility had outstanding balances of $347.4 million and $348.3 million at March 31, 2025 and December 31, 2024, respectively. The 2024 Revolving Credit Facility was undrawn at March 31, 2025 and December 31, 2024. Borrowings under the 2024 Credit Facility and the 2020 Credit Facility have variable interest rates based on SOFR (see Note 9).

RIBBON COMMUNICATIONS INC.

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

As a result of exposure to interest rate movements, the Company entered into an interest rate swap arrangement in March 2020 which effectively converted its $400 million term loan with its variable interest rate based upon one-month LIBOR to an aggregate fixed rate of 0.904%, plus a leverage-based margin as defined in the 2020 Credit Facility.

In two separate transactions during 2022, the Company sold a total of $60 million of the notional amount of our interest rate swap back to its counterparty for $3.1 million, reducing the notional amount of this swap to $340 million. The gain in Accumulated other comprehensive (loss) income related to these sales totaled $3.1 million and was being released into earnings on a straight-line basis over the remaining term of the 2020 Credit Facility as a decrease to interest expense, the amortization of which totaled $0.2 million in the three months ended March 31, 2024. The remaining unamortized gain in Accumulated other comprehensive (loss) income of approximately $0.5 million was written off to interest expense in conjunction with the refinancing of the 2020 Credit Facility on June 21, 2024.

In two separate transactions in 2023, the Company received a total of $19.2 million, consisting of $0.8 million of interest and $18.4 million for the sale of the remaining $340 million notional amount of its swap. The portion of the gain in Accumulated other comprehensive (loss) income related to the term loan debt prepaid on the date of the final sale of the swap totaled $7.3 million and was released into earnings immediately as Other expense, net. The portion of the gain in Accumulated other comprehensive (loss) income related to the remaining term loan debt balance totaled $12.0 million and was being released into earnings on a straight-line basis over the remaining term of the 2020 Credit Facility as a decrease to interest expense beginning in the second quarter of 2023, the amortization of which was $1.6 million for the three months ended March 31, 2024. The remaining unamortized gain in Accumulated other comprehensive (loss) income of $4.4 million was written off to interest expense in conjunction with the refinancing of the 2020 Credit Facility on June 21, 2024.

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

Amounts reported in Accumulated other comprehensive income related to the Company’s derivative are reclassified to interest expense as interest is accrued on the Company’s variable-rate debt. The impact of the Company’s derivative financial instrument on its condensed consolidated statements of comprehensive (loss) income for the three months ended March 31, 2024 was a reclassification of $1.3 million to increase interest expense. The Company had no derivative assets or liabilities at March 31, 2025 or December 31, 2024.

(11) PREFERRED STOCK AND WARRANTS

On March 28, 2023, the Company issued 55,000 shares of Preferred Stock to investors in the Private Placement at a price of $970 per share, along with 4,858,090 Warrants with an exercise price of $3.77 per share.

On June 25, 2024, the Company redeemed the Preferred Stock with a portion of the proceeds from the refinancing of the 2020 Credit Facility at a rate of 103% for a total of approximately $63.5 million. During the three months ended

RIBBON COMMUNICATIONS INC.

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

March 31, 2025, 0.2 million Warrants were exercised. The remaining Warrants outstanding continue without modification. See Note 9 for a description of the refinancing of the 2020 Credit Facility.

The Company accounted for the Preferred Stock until it was redeemed and continues to account for the remaining Warrants as liability-classified instruments based on an assessment of their specific terms in accordance with ASC Topic 480, Distinguishing Liabilities from Equity. The fair value option was elected for the Preferred Stock, as the Company considered fair value to best reflect its expected future economic value. These liabilities are remeasured to fair value at each reporting date using the same valuation methodology applied upon issuance using current input assumptions.

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

The Company determined the fair value of the Warrants using Level 3 input. The key assumptions into the model utilized was as follows as of March 31, 2025 and 2024:

	March 31,	December 31,
	2025	2024
Stock price	$3.92	$4.16
Strike price	$3.77	$3.77
Risk-free rate	3.85%	4.21%
Volatility	53.5%	57.5%
Dividend yield	0.0%	0.0%
Time to expiration (years)	2.0	2.2
Fair value of Warrant per share	$1.32	$1.66

The changes in the Company’s Preferred Stock liabilities for the three months ended March 31, 2024 were as follows (in thousands):

Preferred stock
liability
Balance at January 1, 2024	$53,337
Payable in-kind dividends	1,355
Fair value change	1,512
Balance at March 31, 2024	$56,204

The changes in the Company’s Warrant liabilities for the three months ended March 31, 2025 and 2024 were as follows (in thousands):

	Three months ended March 31,
	2025	2024
Balance at beginning of year	$8,064	$5,295
Exercise of warrants	(150)	—
Fair value change	(1,735)	632
Balance at end of period	$6,179	$5,927

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

During the three months ended March 31, 2025, 176,658 of the Warrants were exercised in cashless exercises, resulting in the issuance of 32,573 of the Company’s common stock at a weighted average fair value of $4.62 per share. There were 4,681,432 remaining Warrants outstanding as of March 31, 2025.

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

RIBBON COMMUNICATIONS INC.

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

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

Payment terms for the Company’s contracts with its customers typically range from 30 to 60 days from the invoice date. In certain cases, the Company may offer extended payment terms, which are assessed on a case-by-case basis.

The Company does not generally offer significant financing components in its contracts with customers. However, if a contract includes a significant financing component, the transaction price is adjusted for the time value of money. For the three months ended March 31, 2025, the impact of financing components was immaterial.

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

RIBBON COMMUNICATIONS INC.

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

Disaggregation of Revenue

The Company disaggregates its revenue from contracts with customers based on the nature of the products and services and the geographic regions in which each customer is domiciled. The Company’s total revenue for the three months ended March 31, 2025 and 2024 was disaggregated geographically as follows:

			Service revenue
	Product	Service revenue	(professional
Three months ended March 31, 2025	revenue	(maintenance)	services)	Total revenue
United States	$29,341	$33,324	$20,030	$82,695
Europe, Middle East and Africa	19,460	17,383	8,656	45,499
Asia Pacific	31,039	9,400	2,740	43,179
Other	2,151	6,315	1,440	9,906
	$81,991	$66,422	$32,866	$181,279

			Service revenue
	Product	Service revenue	(professional
Three months ended March 31, 2024	revenue	(maintenance)	services)	Total revenue
United States	$26,607	$32,847	$11,660	$71,114
Europe, Middle East and Africa	41,689	17,696	7,698	67,083
Asia Pacific	16,633	10,241	2,927	29,801
Other	2,681	7,597	1,388	11,666
	$87,610	$68,381	$23,673	$179,664

The Company’s product revenue from its direct sales program and from indirect sales through its channel partner program for the three months ended March 31, 2025 and 2024 was as follows (in thousands):

	Three months ended
	March 31,	March 31,
	2025	2024
Indirect sales through channel partner program	$22,735	$45,675
Direct sales	59,256	41,935
	$81,991	$87,610

The Company’s product revenue from sales to enterprise customers and from sales to service provider customers for the three months ended March 31, 2025 and 2024 was as follows (in thousands):

	Three months ended
	March 31,	March 31,
	2025	2024
Sales to enterprise customers	$23,232	$37,870
Sales to service provider customers	58,759	49,740
	$81,991	$87,610

RIBBON COMMUNICATIONS INC.

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

The Company’s product revenue and service revenue components by segment for the three months ended March 31, 2025 and 2024 were as follows (in thousands):

	Three months ended
	March 31,	March 31,
	2025	2024
Product revenue:
Cloud and Edge	$31,861	$31,513
IP Optical Networks	50,130	56,097
Total product revenue	$81,991	$87,610

Service revenue:
Maintenance:
Cloud and Edge	$50,768	$53,196
IP Optical Networks	15,654	15,185
Total maintenance revenue	66,422	68,381
Professional services:
Cloud and Edge	24,962	16,960
IP Optical Networks	7,904	6,713
Total professional services revenue	32,866	23,673
Total service revenue	$99,288	$92,054

Revenue Contract Balances

The timing of revenue recognition, billings and cash collections results in billed accounts receivable, unbilled receivables, which are contract assets, and customer advances and deposits, which are contract liabilities, in the Company’s condensed consolidated balance sheets. Amounts are billed as work progresses in accordance with agreed-upon contractual terms, either at periodic intervals or upon achievement of contractual milestones. Billing may occur subsequent to revenue recognition, resulting in contract assets. The Company may receive advances or deposits from its customers before revenue is recognized, resulting in contract liabilities which are classified as deferred revenue. These assets and liabilities are reported in the Company’s condensed consolidated balance sheets on a contract-by-contract basis as of the end of each reporting period. Changes in the contract asset and liability balances during the three months ended March 31, 2025 were not materially impacted by any factors other than billing and revenue recognition. Nearly all of the Company’s deferred revenue balance is related to services revenue, primarily customer support contracts. Unbilled receivables stem primarily from engagements where services have been performed; however, billing cannot occur until services are completed.

In some arrangements, the Company allows customers to pay for term-based software licenses and products over the term of the software license. The Company also sells SaaS-based software under subscription arrangements, with payment terms over the term of the SaaS agreement. Amounts recognized as revenue in excess of amounts billed are recorded as unbilled receivables. Unbilled receivables that are anticipated to be invoiced in the next twelve months are included in Accounts receivable on the Company’s condensed consolidated balance sheets. The changes in the Company’s accounts receivable, unbilled receivables and deferred revenue balances for the three months ended March 31, 2025 were as follows (in thousands):

RIBBON COMMUNICATIONS INC.

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

		Unbilled	Deferred	Deferred
	Accounts	accounts	revenue	revenue
	receivable	receivable	(current)	(long-term)
Balance at January 1, 2025	$176,575	$78,143	$119,295	$20,991
Increase (decrease), net	(31,253)	2,020	(2,672)	2,524
Balance at March 31, 2025	$145,322	$80,163	$116,623	$23,515

The Company recognized approximately $51 million of revenue in the three months ended March 31, 2025 that was recorded as deferred revenue at December 31, 2024 and approximately $51 million of revenue in the three months ended March 31, 2024 that was recorded as deferred revenue at December 31, 2023. Of the Company’s deferred revenue reported as long-term in its condensed consolidated balance sheet at March 31, 2025, the Company expects that approximately $10 million will be recognized as revenue in 2026, approximately $8 million will be recognized as revenue in 2027 and approximately $6 million will be recognized as revenue in 2028 and beyond.

The Company applies the optional exemption of not disclosing the transaction price allocated to the remaining performance obligation for its contracts with an original duration of less than one year. In 2024, the Company entered into a contract with an existing customer that has revenue allocated to remaining performance obligations, which includes unearned revenue and amounts that will be invoiced and recognized as revenue in future periods of approximately $275 million and $285 million as of March 31, 2025 and December 31, 2024, respectively.  The Company expects to recognize the remaining revenue in 2025, 2026 and 2027.

All freight-related customer invoicing is recorded as revenue, while the shipping and handling costs that occur after control of the promised goods or services transfer to the customer are reported as fulfillment costs, a component of Cost of revenue - product in the Company’s condensed consolidated statements of operations.

Deferred Commissions Cost

Sales commissions earned by the Company’s employees are considered incremental and recoverable costs of obtaining a contract with a customer. These costs have been deferred on our condensed consolidated balance sheet and are being amortized over the expected life of the customer contract, which is generally five years. At March 31, 2025 and December 31, 2024, the Company had $2.5 million and $2.8 million of deferred sales commissions capitalized, respectively.

(13) OPERATING SEGMENT INFORMATION

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

The IP Optical Networks segment provides high-performance, secure solutions for IP networking and optical

RIBBON COMMUNICATIONS INC.

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

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

The tables below present significant segment expenses regularly reviewed by the CODM for the three months ended March 31, 2025 and 2024 (in thousands):

	Three months ended
	March 31,	March 31,
	2025	2024
Segment revenue:
Cloud and Edge	$107,591	$101,669
IP Optical Networks	73,688	77,995
Revenue	$181,279	$179,664

	Three months ended
	March 31,	March 31,
	2025	2024
Segment adjusted gross profit:
Cloud and Edge	$67,296	$67,119
IP Optical Networks	20,814	31,965
Total segment adjusted gross profit	88,110	99,084

Reconciliation of segment adjusted gross profit to gross profit and loss before income taxes
Stock-based compensation expense	(352)	(578)
Amortization of acquired technology	(5,388)	(6,551)
Gross profit	82,370	91,955

Research and development expense	43,568	45,763
Sales and marketing expense	31,788	34,716
General and administrative expense	15,128	15,191
Amortization of acquired intangible assets	6,155	6,706
Restructuring and related expense	5,341	3,065
Interest expense, net	10,500	5,987
Other income (expense), net	(3,129)	7,513
Loss before income taxes	$(26,981)	$(26,986)

RIBBON COMMUNICATIONS INC.

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

	Three months ended
	March 31,	March 31,
	2025	2024
Segment depreciation expense:
Cloud and Edge	$2,353	$2,333
IP Optical Networks	1,116	1,061
Depreciation expense	$3,469	$3,394

(14) MAJOR CUSTOMERS

The following customer contributed 10% or more of the Company’s revenue in the three months ended March 31, 2025 and 2024:

	Three months ended
	March 31,	March 31,
	2025	2024
Verizon Communications Inc.	15%	*
* Less than 10% of total revenue

At March 31, 2025 and December 31, 2024, no customer accounted for 10% or more of the Company’s accounts receivable balance. The Company performs ongoing credit evaluations of its customers and generally does not require collateral on accounts receivable. The Company maintains an allowance for doubtful accounts and such losses have historically been within management’s expectations.

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

RIBBON COMMUNICATIONS INC.

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

Restricted Stock Units

The activity related to the Company’s RSUs for the three months ended March 31, 2025 was as follows:

		Weighted
		Average
		Grant Date
	Shares	Fair Value
Unvested balance at January 1, 2025	3,997,108	$3.04
Granted	29,383	$3.99
Vested	(184,739)	$3.02
Forfeited	(23,913)	$2.96
Unvested balance at March 31, 2025	3,817,839	$3.05

The total grant date fair value of shares of restricted stock underlying RSUs that vested during the three months ended March 31, 2025 was $0.6 million.

Performance-Based Stock Units

The activity related to the Company’s PSUs for the three months ended March 31, 2025 was as follows:

		Weighted
		Average
		Grant Date
	Shares	Fair Value
Unvested balance at January 1, 2025	3,605,892	$3.75
Granted	—	$—
Vested	(377,751)	$3.58
Forfeited	(247,640)	$3.11
Unvested balance at March 31, 2025	2,980,501	$3.83

The total grant date fair value of shares of restricted stock underlying PSUs that vested during the three months ended March 31, 2025 was $1.4 million.

RIBBON COMMUNICATIONS INC.

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

Stock-Based Compensation

The condensed consolidated statements of operations include stock-based compensation for the three months ended March 31, 2025 and 2024 as follows (in thousands):

	Three months ended
	March 31,	March 31,
	2025	2024
Product cost of revenue	$66	$106
Service cost of revenue	286	472
Research and development	725	1,068
Sales and marketing	1,173	1,157
General and administrative	2,048	1,719
	$4,298	$4,522

At March 31, 2025, there was $10.3 million, net of expected forfeitures, of unrecognized stock-based compensation expense related to unvested RSUs and PSUs. This expense is expected to be recognized over a weighted average period of approximately one year.

(16) LEASES

The Company has operating leases for corporate offices and research and development facilities. Operating leases are reported separately in the Company’s condensed consolidated balance sheets.

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

Right-of-use assets and lease liabilities are initially measured based on the present value of the future minimum fixed lease payments (i.e., fixed payments in the lease contract) over the lease term at the commencement date. As the Company’s existing leases do not have a readily determinable implicit rate, the Company uses its incremental borrowing rate based on the information available at the commencement date in determining the present value of future minimum fixed lease payments. The Company calculates its incremental borrowing rate to reflect the interest rate that it would have to pay to borrow on a collateralized basis an amount equal to the lease payments in a similar economic environment over a similar term and considers its historical borrowing activities and market data from entities with comparable credit ratings in this determination. The measurement of the right-of-use asset also includes any lease payments made prior to the commencement date (excluding any lease incentives) and initial direct costs incurred. The Company assessed its right-of-use assets for impairment as of March 31, 2025 and December 31, 2024 and determined no impairment has occurred.

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

RIBBON COMMUNICATIONS INC.

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

reimbursements that vary over the term of the contract. Variable lease costs are not included in minimum fixed lease payments and as a result, are excluded from the measurement of the right-of-use assets and lease liabilities. The Company expenses all variable lease costs as incurred.

Certain leased facilities are being partially or fully vacated as part of the 2022 Restructuring Plan and for some of those facilities, the Company has no plans to enter into sublease agreements. Accordingly, the Company may accelerate the amortization of those lease assets through the planned cease-use date of each facility, resulting in additional amortization expense. No such accelerated amortization was recorded in the three months ended March 31, 2025 or March 31, 2024. The Company did not record estimated future variable lease costs in the three months ended March 31, 2025 or 2024 related to the 2022 Restructuring Plan.

All incremental accelerated amortization and accruals for estimated future variable costs are included in Restructuring and related expense in the Company’s condensed consolidated statements of operations. At March 31, 2025 and December 31, 2024, the Company had accruals of $1.0 million and $1.1 million, respectively, for all future anticipated variable lease costs related to these facilities. The Company may incur additional future expense if it is unable to sublease other locations included in the Facilities Initiative.

The Company leases its corporate offices and other facilities under operating leases, which expire at various times through 2036.

The Company’s right-of-use lease assets and lease liabilities at March 31, 2025 and December 31, 2024 were as follows (in thousands):

		March 31,	December 31,
	Classification	2025	2024
Assets:
Operating lease assets	Operating lease right-of-use assets	$48,748	$34,544

Liabilities:
Current Operating	Operating lease liabilities	$10,341	$9,443
Non-Current Operating	Operating lease liabilities, net of current	61,144	37,376
Total Operating lease liabilities		$71,485	$46,819

RIBBON COMMUNICATIONS INC.

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

The components of lease expense for the three months ended March 31, 2025 and 2024 were as follows (in thousands):

	Three months ended
	March 31,	March 31,
	2025	2024
Operating lease cost*	$3,225	$4,199
Short-term lease cost	3,527	3,441
Variable lease costs (costs excluded from minimum fixed lease payments)**	872	855
Sublease income	(120)	(260)
Net lease cost	$7,504	$8,235
*	No accelerated amortization was recorded in the three months ended March 31, 2025 or 2024.
**

No variable lease costs were accrued in the three months ended March 31, 2025 or 2024 for future estimated variable expenses related to certain assets partially or fully vacated with no intent or ability to sublease.

Cash flows related to the Company’s leases included in the measurement of operating lease liabilities were classified as operating cash flows and totaled $3.5 million and $4.8 million in the three months ended March 31, 2025 and 2024, respectively.

The Company’s non-cash investing and financing activities in the three months ended March 31, 2025 and 2024 related to the addition of operating leases resulted in right-of-use assets (“ROUs”) obtained in exchange for lease obligations of $16.6 million and $1.3 million, respectively, and operating lease liabilities recorded of $27.3 million and $1.3 million, respectively.

Other information related to the Company’s leases as of March 31, 2025 and December 31, 2024 was as follows (in thousands):

	March 31,	December 31,
	2025	2024
Weighted average remaining lease term (years):
Operating leases	7.32	5.35
Weighted average discount rate:
Operating leases	9.24%	7.73%

Future minimum fixed lease payments under noncancelable leases at March 31, 2025 were as follows (in thousands):

Operating
leases
Remainder of 2025	$12,310
2026	15,991
2027	14,781
2028	12,321
2029	9,984
2030 and beyond	35,337
Total lease payments	100,724
Less: interest	(29,239)
Present value of lease liabilities	$71,485

RIBBON COMMUNICATIONS INC.

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

(17) INCOME TAXES

The Company recorded income tax benefits (provisions) of $0.8 million and $(3.4) million in the three months ended March 31, 2025 and 2024, respectively. These amounts reflect the Company’s estimates of the effective rates expected to be applicable for the respective full years, adjusted for any discrete events, which are recorded in the period in which they occur. These estimates are reevaluated each quarter based on the Company’s estimated tax expense for the full fiscal year. The estimated effective tax rate includes the impact of valuation allowances in various jurisdictions. The Company intends to continue to maintain a valuation allowance on its deferred tax assets until there is sufficient evidence to support the reversal of all or some portion of the respective allowances.

(18) RELATED PARTIES

The Company recognized revenue from its largest stockholder of $1.7 million and $1.5 million in the three months ended March 31, 2025 and 2024, respectively. Also, the Company’s accounts receivable from its largest stockholder totaled $4.7 million and $5.5 million as of March 31, 2025 and December 31, 2024, respectively. In addition, certain related party stockholders participated in the Private Placement described in Note 11.

(19) COMMITMENTS AND CONTINGENCIES

Contingencies

Liabilities for Royalty Payments to the IIA

Prior to the Company’s acquisition of ECI Telecom Group Ltd. ("ECI"), ECI had received research and development grants from the Office of the Innovation Authority of the Israeli Ministry of Economics (the "IIA"). The Company assumed ECI’s contract with the IIA, which requires the Company to pay royalties to the IIA on proceeds from the sale of products which the Israeli government has supported by way of research and development grants. The royalties for grants prior to 2017 were calculated at the rates of 1.3% to 5.0% of the aggregated proceeds from the sale of such products developed at certain of the Company’s R&D centers, up to an amount not exceeding 100% of such grants plus interest at LIBOR. Effective for grants approved in 2017 and effective through 2023, interest was calculated at the higher of LIBOR plus 1.5% to 2.75%. For grants approved in 2024 and thereafter, interest is calculated based on SOFR. At March 31, 2025, the Company had $2.1 million of unpaid royalties accrued. The Company’s maximum possible future royalties commitment at March 31, 2025 of $14.1 million, including interest of $0.9 million, was based upon estimates of future sales of product and services and the grants received from the IIA not yet repaid.

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

RIBBON COMMUNICATIONS INC.

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

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

Item 2.   Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion of the financial condition and results of operations of Ribbon Communications Inc. should be read in conjunction with the condensed consolidated financial statements and the related notes thereto included elsewhere in this Quarterly Report on Form 10-Q and the audited financial statements and notes thereto and Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the year ended December 31, 2024, which was filed with the U.S. Securities and Exchange Commission on February 27, 2025.

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

Key Trends and Economic Factors Affecting Ribbon

Supplier Disruptions. Ongoing uncertainty in the global economy due to proposed and enacted tariffs and trade restrictions, inflation, the wars in Israel and Ukraine, national security concerns and other factors, continue to disrupt various manufacturing, commodity and financial markets, increase volatility, and impede global supply chains. Our ability to deliver our solutions as agreed upon with our customers depends in part on the ability of our global contract manufacturers, vendors, licensors and other business partners to deliver products or perform services we have procured from them.

Continued uncertain global economic conditions may cause our customers to restrict spending or delay purchases for an indeterminate period of time and consequently cause our revenues to decline. Further, such factors may negatively impact our operating costs resulting in a reduction in net income. The degree to which the ongoing wars in Israel and Ukraine, the inflationary and high interest rate environment and tariffs impacts our future business, financial position and results of operations will depend on developments beyond our control.

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

Inflation and Interest Rates. We continue to see near-term impacts on our business due to inflation, including ongoing global price pressures resulting in higher energy prices, component costs, freight premiums, and other operating costs above normal rates. Although headline inflation in the United States and Europe appears to be easing, core inflation (excluding food and energy prices) remains elevated and is a source of continued cost pressure on businesses and households. Interest rates remain high as central banks in developed countries attempt to subdue inflation while government deficits and debt remain at high levels in many global markets. However, since its peak in 2024, the Federal Reserve lowered the federal funds rate to its current target range of 4.25% to 4.50% as a result of indicators that inflation had made progress toward the Federal Reserve’s objective and labor market conditions had generally eased. Yet, the economic outlook remains uncertain, and the implications of current and future tariffs, higher government deficits and debt, tighter monetary policy, and potentially higher long-term interest rates may drive a higher cost of capital for our business.

Presentation

Unless otherwise noted, all financial amounts, excluding tabular information, in this Management’s Discussion and Analysis of Financial Condition and Results of Operations ("MD&A") are rounded to the nearest million dollar amount, and all percentages, excluding tabular information, are rounded to the nearest percentage point.

Operating Segments

Our Chief Operating Decision Maker (“CODM”) assesses our performance based on the performance of two separate organizations within Ribbon: the Cloud and Edge operating segment ("Cloud and Edge") and the IP Optical Networks operating segment ("IP Optical Networks"). For additional details regarding our operating segments, see Note 13 - Operating Segment Information to our condensed consolidated financial statements.

Financial Overview

Financial Results

We reported loss from operations of $19.6 million and $13.5 million for the three months ended March 31, 2025 and 2024, respectively.

Our revenue was $181.3 million and $179.7 million in the three months ended March 31, 2025 and 2024, respectively. Our gross profit and gross margin were $82.4 million and 45.4%, respectively, in the three months ended March 31, 2025, and $92.0 million and 51.2%, respectively, in the three months ended March 31, 2024. The higher revenue in the three months ended March 31, 2025 compared to 2024 is due to $5.9 million of higher overall Cloud and Edge revenue, partially offset by $4.3 million of lower IP Optical Networks sales. The higher Cloud and Edge revenue was attributable to $8.0 million of higher sales of professional services, primarily to U.S. service providers, partially offset by $2.4 million of lower maintenance revenue. The lower IP Optical Networks revenue was led by fewer sales into Eastern Europe, which were partially offset by growth in India and Southeastern Asia.

Revenue from our Cloud and Edge segment was $107.6 million and $101.7 million in the three months ended March 31, 2025 and 2024, respectively. Gross profit and gross margin for this segment were $66.1 million and 61.5%, respectively, in the three months ended March 31, 2025, and $64.4 million and 63.4%, respectively, in the three months ended March 31, 2024.

Revenue from our IP Optical Networks segment was $73.7 million and $78.0 million in the three months ended March 31, 2025 and 2024, respectively. Gross profit and gross margin for this segment were $16.2 million and 22.0%, respectively, in the three months ended March 31, 2025, and $27.5 million and 35.3%, respectively, in the three months ended March 31, 2024.

Our operating expenses were $102.0 million and $105.4 million in the three months ended March 31, 2025 and 2024, respectively. The decreased operating expenses in the three months ended March 31, 2025 compared to 2024 are primarily related to lower sales and marketing, and research and development (“R&D”) expenses, partially offset by higher restructuring related expenses. Operating expenses for the three months ended March 31, 2025 included $6.2 million of amortization of acquired intangible assets, and $5.3 million of restructuring and related expense. Operating expenses for the three months ended March 31, 2024 included $6.7 million of amortization of acquired intangible assets, and $3.1 million of restructuring and related expense.

We recorded stock-based compensation expense of $4.3 million and $4.5 million in the three months ended March 31, 2025 and 2024, respectively. These amounts are included as components of both Cost of revenue and Operating expenses in our condensed consolidated statements of operations.

See "Results of Operations" in this MD&A for a discussion of the changes in our revenue and expenses for three months ended March 31, 2025 compared to three months ended March 31, 2024.

Restructuring and Cost Reduction Initiatives

During the first quarter of 2025, our President and CEO approved a strategic restructuring program (the "2025 Restructuring Plan") that consists of workforce reductions in certain of our operating locations to correspond with current sales levels in those areas. Any potential positions eliminated in countries outside the United States are subject to local law and consultation requirements. In connection with the 2025 Restructuring Plan, we recorded restructuring and related expense of $2.4 million in the three months ended March 31, 2025. We anticipate that we will record nominal future expense in connection with the 2025 Restructuring Plan.

In February 2023, our Board of Directors approved a strategic restructuring program (the "2023 Restructuring Plan") to streamline our operations in order to support our investment in critical growth areas. The 2023 Restructuring Plan includes, among other things, charges related to a workforce reduction. Any potential positions eliminated in countries outside the United States are subject to local law and consultation requirements. In connection with the 2023 Restructuring Plan, we recorded restructuring and related expense for severance related costs of $0.1 million and $1.6 million in the three months ended March 31, 2025 and 2024, respectively. We anticipate that we will record nominal future expense for severance in connection with the 2023 Restructuring Plan.

In February 2022, our Board of Directors approved a strategic restructuring program (the "2022 Restructuring Plan") to streamline our operations in order to support our investment in critical growth areas. The 2022 Restructuring Plan includes, among other things, charges related to a consolidation of facilities and a workforce reduction. Any positions eliminated in countries outside the United States are subject to local law and consultation requirements. In connection with the 2022 Restructuring Plan, we recorded restructuring and related expense of $3.1 million and $1.4 million in the three months ended March 31, 2025 and 2024, respectively, for variable and other facilities-related costs. We anticipate that we will record approximately $2 million of expense in the remainder of 2025 related to the 2022 Restructuring Plan.

For facilities that are part of a restructuring plan, for which we have no intent or ability to enter into a sublease, we recognize accelerated rent amortization over the period from the date that we commence the plan to fully or partially vacate a facility through the final vacate date. We did not record accelerated rent amortization in the three months ended March 31, 2025 or 2024. We continue to evaluate our properties included in our restructuring plans for accelerated amortization and/or right-of-use asset impairment. We may incur additional expense in the future if we are unable to sublease other locations included in these initiatives.

Critical Accounting Policies and Estimates

This MD&A is based upon our condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. We base our estimates and judgments on historical experience, knowledge of current conditions and beliefs of what could occur in the future given available information. We consider certain accounting policies to be both those most important to the portrayal of our financial condition and those that require the most subjective judgment. The significant accounting policies that we believe are the most critical include revenue recognition, the valuation of inventory, warranty accruals, loss contingencies and reserves, stock-based compensation, the Preferred Stock and Warrants, business combinations, goodwill and intangible assets, accounting for leases, and accounting for income taxes. If actual results differ significantly from management’s estimates and projections, there could be a material effect on our condensed consolidated financial statements. There were no significant changes to our critical accounting policies from January 1, 2025 through March 31, 2025. For a further discussion of our critical accounting policies and estimates, please refer to our Annual Report on Form 10-K for the year ended December 31, 2024.

Results of Operations

Three months ended March 31, 2025 and 2024

Revenue. Revenue for the three months ended March 31, 2025 and 2024 was as follows (in thousands, except percentages):

			Increase/(decrease)
	Three months ended		from prior year
	March 31,	March 31,
	2025	2024	$	%
Product	$81,991	$87,610	$(5,619)	(6.4)%
Service	99,288	92,054	7,234	7.9%
Total revenue	$181,279	$179,664	$1,615	0.9%

Segment revenue for the three months ended March 31, 2025 and 2024 was as follows (in thousands):

	Three months ended March 31, 2025			Three months ended March 31, 2024
	Cloud and	IP Optical		Cloud and	IP Optical
	Edge	Networks	Total	Edge	Networks	Total
Product	$31,861	$50,130	$81,991	$31,513	$56,097	$87,610
Service	75,730	23,558	99,288	70,156	21,898	92,054
Total revenue	$107,591	$73,688	$181,279	$101,669	$77,995	$179,664

The decrease in our product revenue in the three months ended March 31, 2025 compared to the three months ended March 31, 2024 was the result of $6 million of lower sales of our IP Optical Networks products, partially offset by a slight increase in sales of Cloud and Edge products. The decrease in revenue from the sale of IP Optical products was primarily attributable to lower sales in Eastern Europe, partially offset by higher sales in India.

Revenue from sales to enterprise customers was 28% and 43% of our product revenue in the three months ended March 31, 2025 and 2024, respectively. These sales were made through both our direct sales team and indirect sales channel partners. The decrease in enterprise sales reflects lower sales of our products to Federal agencies and other enterprise customers.

Revenue from indirect sales through our channel partner program was 28% and 52% of our product revenue in the three months ended March 31, 2025 and 2024, respectively. The decrease in channel sales in the three months ended March 31, 2025 reflects lower sales of products to Federal agencies and other enterprise customers.

The timing of the completion of customer projects and revenue recognition criteria satisfaction may cause our product revenue to fluctuate from one period to the next.

Service revenue is primarily comprised of software and hardware maintenance and support (“maintenance revenue”) and network design, installation and other professional services (“professional services revenue”).

Service revenue for the three months ended March 31, 2025 and 2024 was comprised of the following (in thousands, except percentages):

			Increase/(decrease)
	Three months ended		from prior year
	March 31,	March 31,
	2025	2024	$	%
Maintenance	$66,422	$68,381	$(1,959)	(2.9)%
Professional services	32,866	23,673	9,193	38.8%
Total service revenue	$99,288	$92,054	$7,234	7.9%

Segment service revenue for the three months ended March 31, 2025 and 2024 was comprised of the following (in thousands):

	Three months ended March 31, 2025			Three months ended March 31, 2024
	Cloud and	IP Optical		Cloud and	IP Optical
	Edge	Networks	Total	Edge	Networks	Total
Maintenance	$50,768	$15,654	$66,422	$53,196	$15,185	$68,381
Professional services	24,962	7,904	32,866	16,960	6,713	23,673
Total service revenue	$75,730	$23,558	$99,288	$70,156	$21,898	$92,054

Total service revenue was $7 million higher in the three months ended March 31, 2025 compared to the same period in 2024 due to increased revenue in both of our segments. Total service revenue increased by $5 million and $2 million in our Cloud and Edge and IP Optical Networks segments, respectively.

Maintenance revenue was $2 million lower in the three months ended March 31, 2025 compared to the three months ended March 31, 2024 primarily due to modestly lower renewal rates from decommissioning some older legacy equipment with several Cloud & Edge customers.

Professional services revenue was $9 million higher in the three months ended March 31, 2025 compared to the same period in 2024, with increases of $8 million and $1 million in our Cloud and Edge and IP Optical Networks segments, respectively. The higher revenue in Cloud and Edge is due to growth in services to U.S. service providers, primarily for voice modernization projects with Verizon. Our IP Optical Networks segment experienced growth of sales of services primarily in the region of Europe, the Middle East and Africa ( “EMEA”).

The following customer contributed 10% or more of our revenue in the three months ended March 31, 2025 and 2024:

	Three months ended
	March 31,	March 31,
Customer	2025	2024
Verizon Communications Inc.	15%	*
* Less than 10% of total revenue.

Revenue earned from customers domiciled outside the United States was 54% and 60% in the three months ended March 31, 2025 and 2024, respectively. Our U.S. revenue is increasing due to higher sales into the U.S. market from both of our segments. Due to the timing of project completions, we expect that the domestic and international components as a percentage of our revenue may fluctuate from quarter to quarter and year to year.

Our deferred product revenue was $14 million at March 31, 2025 and December 31, 2024. Our deferred service revenue was $126 million at March 31, 2025 and December 31, 2024. Our deferred revenue balance may fluctuate as a result of the timing of revenue recognition, customer payments, maintenance contract renewals, contractual billing rights and maintenance revenue deferrals included in multiple element arrangements.

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

Cost of Revenue/Gross Margin. Our cost of revenue consists primarily of amounts paid to third-party manufacturers for purchased materials and services, royalties, amortization of acquired technology, inventory valuation adjustments, warranty costs, and manufacturing and services personnel and related costs. Our cost of revenue, gross profit and gross margin for the three months ended March 31, 2025 and 2024 were as follows (in thousands, except percentages):

			Increase/(decrease)
	Three months ended		from prior year
	March 31,	March 31,
	2025	2024	$	%
Cost of revenue:
Product	$57,893	$45,794	12,099	26.4%
Service	35,628	35,364	264	0.7%
Amortization of acquired technology	5,388	6,551	(1,163)	(17.8)%
Total cost of revenue	$98,909	$87,709	11,200	12.8%

Gross profit	$82,370	$91,955	$(9,585)	(10.4)%
Gross margin	45.4%	51.2%

Our segment cost of revenue, gross profit and gross margin for the three months ended March 31, 2025 and 2024 were as follows (in thousands, except percentages):

	Three months ended March 31, 2025			Three months ended March 31, 2024
	Cloud and	IP Optical		Cloud and	IP Optical
	Edge	Networks	Total	Edge	Networks	Total
Product	$15,663	$42,230	$57,893	$11,408	$34,386	$45,794
Service	24,854	10,774	35,628	23,604	11,760	35,364
Amortization of acquired technology	948	4,440	5,388	2,227	4,324	6,551
Total cost of revenue	$41,465	$57,444	$98,909	$37,239	$50,470	$87,709

Gross profit	$66,126	$16,244	$82,370	$64,430	$27,525	$91,955
Gross margin	61.5%	22.0%	45.4%	63.4%	35.3%	51.2%

Our gross margin was lower with a 6% decrease overall in the three months ended March 31, 2025 compared to the three months ended March 31, 2024. This decrease was the result of lower margins in both of our segments.

The lower margin in the three months ended March 31, 2025 in our IP Optical segment was due to regional mix primarily related to lower sales in Eastern Europe and higher sales in India. The lower margin in our Cloud and Edge segment was primarily attributable to product mix on sales to service providers and enterprise customers, as well as the effect of higher sales of hardware products and professional services, both of which contribute lower gross margins than our software products.

We anticipate a return to more typical margins in the second quarter of 2025, but expect our overall consolidated gross margin to decrease slightly for the full year 2025 compared to 2024 due to higher expected sales in our IP Optical segment, which has lower margins due to the higher hardware content in its products, as well as the higher mix of professional services revenue in our Cloud and Edge segment, which generates lower gross margins than product sales.

Research and Development. R&D expenses consist primarily of salaries and related personnel expenses and prototype costs for the design, development, testing, and enhancement of our products. R&D expenses for the three months ended March 31, 2025 and 2024 were as follows (in thousands, except percentages):

			Decrease
	March 31,	March 31,	from prior year
	2025	2024	$ %
Three months ended	$43,568	$45,763	$(2,195)	(4.8)%

The decrease in our R&D expenses in the three months ended March 31, 2025 compared to the three months ended March 31, 2024 was equally attributable to lower R&D expenses in both of our segments. The reduced R&D expenses are primarily due to lower employee headcount and outside subcontractors.

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

Sales and Marketing Expenses. Sales and marketing expenses consist primarily of salaries and related personnel costs, commissions, travel and entertainment expenses, promotions, customer trial and evaluations inventory and other marketing and sales support expenses. Sales and marketing expenses for the three months ended March 31, 2025 and 2024 were as follows (in thousands, except percentages):

			Decrease
	March 31,	March 31,	from prior year
	2025	2024	$ %
Three months ended	$31,788	$34,716	$(2,928)	(8.4)%

The decrease in sales and marketing expenses in 2025 as compared to 2024 was primarily due to lower employee related costs and agent commissions, partially offset by higher travel expenses.

We believe our sales and marketing expenses will be relatively flat in 2025 as compared to 2024.

General and Administrative Expenses. General and administrative expenses consist primarily of salaries and related personnel costs for executive and administrative personnel, and audit, legal and other professional fees. General and administrative expenses for the three months ended March 31, 2025 and 2024 were as follows (in thousands, except percentages):

			Decrease
	March 31,	March 31,	from prior year
	2025	2024	$ %
Three months ended	$15,128	$15,191	$(63)	(0.4)%

General and administrative expenses in the three months ended March 31, 2025 were relatively flat compared to the three months ended March 31, 2024.

We believe that our general and administrative expenses in 2025 will decrease compared to our 2024 levels, primarily due to lower litigation expenses, partially offset by higher employee costs related to annual merit increases.

Amortization of Acquired Intangible Assets included in Operating expenses. Amortization of acquired intangible assets included in Operating expenses ("Opex Amortization") for the three months ended March 31, 2025 and 2024 was as follows (in thousands, except percentages):

			Decrease
	March 31,	March 31,	from prior year
	2025	2024	$ %
Three months ended	$6,155	$6,706	$(551)	(8.2)%

Opex Amortization was lower for the three months ended March 31, 2025 compared to the three months ended March 31, 2024. We record our amortization in relation to expected future cash flows rather than on a straight-line basis. Accordingly, such expense may vary from one period to the next.

Restructuring and Related. We have been committed to streamlining our operations and reducing operating costs by closing and consolidating certain facilities and reducing our worldwide workforce. Please see the additional discussion of our restructuring initiatives in the "Restructuring and Cost Reduction Initiatives" section of the Overview of this MD&A.

We recorded restructuring and related expense of $5.3 million and $3.1 million in the three months ended March 31, 2025 and 2024, respectively. Although we have eliminated positions as part of our restructuring initiatives, we continue to hire in certain areas that we believe are important to our future growth.

Interest Expense, Net. Interest expense and interest income for the three months ended March 31, 2025 and 2024 were as follows (in thousands, except percentages):

			Increase
	Three months ended		from prior year
	March 31, 2025	March 31, 2024	$	%
Interest income	$258	$106	$152	143.4%
Interest expense	(10,758)	(6,093)	$4,665	76.6%
Interest expense, net	$(10,500)	$(5,987)	$4,513	75.4%

We had nominal interest income in 2025 and 2024. Our interest expense in the three months ended March 31, 2025 and 2024 primarily represents interest and amortization of debt issuance costs and original issue discount. Our interest expense in the three months ended March 31, 2024 primarily represents interest, amortization of debt issuance costs, and the amortization of gains in accumulated other comprehensive (loss) income (“AOCI”) from the sales of our interest rate swap. Interest expense in the three months ended March 31, 2025 was higher than the three months ended March 31, 2024 primarily due to higher margins under our 2024 Term Loan compared to our 2020 Term Loan, both as defined below, as well as the lack of amortization of gains in AOCI in 2025 from the sales of our interest rate swap. These gains were fully written off upon the refinancing of the 2020 Term Loan on June 21, 2024.

Other (Expense) Income, Net. We recorded other income, net of $3.1 million, and other expense, net of $7.5 million in the three months ended March 31, 2025 and 2024, respectively. Other income in the three months ended March 31, 2025 was primarily comprised of $1.7 million of the fair value adjustment of our Warrants, and foreign currency exchange gains of $1.3 million. Other expense in the three months ended March 31, 2024 was primarily comprised of the $3.5 million fair value adjustment of our Preferred Stock and Warrants, including dividends on the Preferred Stock, and foreign currency exchange losses of $1.1 million.

Income Taxes. We recorded income tax benefits (provisions) of $0.8 million and $(3.4) million in the three months ended March 31, 2025 and 2024, respectively. For the three months ended March 31, 2025, the tax benefit included a release of an uncertain tax position of $3.7 million (inclusive of accrued penalties and interest) that was effectively settled upon closure of an audit during the quarter. These amounts reflect our estimates of the effective rates expected to be applicable for the respective full fiscal years, adjusted for any discrete events, which are recorded in the period that they occur. These estimates are reevaluated each quarter based on our estimated tax rate for the full year. The estimated effective tax rate includes the impact of valuation allowances in various jurisdictions. We intend to continue to maintain a valuation allowance on our deferred tax assets until there is sufficient evidence to support the reversal of all or some portion of the respective allowances.

In October 2021, the Organization for Economic Co-operation and Development (the "OECD") announced the OECD/G20 Inclusive Framework on Base Erosion and Profit Shifting, which agreed to a two-pillar solution to address tax challenges arising from digitalization of the economy. In December 2021, the OECD released Pillar Two Model Rules defining the global minimum tax rules, which contemplate a minimum tax rate of 15% (“Pillar Two”). In addition, the OECD issued administrative guidance providing transition and safe harbor rules that could delay the impact of the minimum tax directive. Certain countries in which we operate have enacted legislation consistent with the OECD model rules effective beginning in 2024. We considered the applicable tax laws in relevant jurisdictions and concluded there was no material effect on our tax provision for the three months ended March 31, 2025. We will continue to evaluate the potential effect of Pillar Two rules on our future reporting periods, but we do not expect Pillar Two to have a significant impact on our results of operations, financial position, or cash flows.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements that have or are reasonably likely to have a current or future material effect on our financial position, changes in financial position, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Liquidity and Capital Resources

Our condensed consolidated statements of cash flows are summarized as follows (in thousands):

	Three months ended
	March 31,	March 31,
	2025	2024	Change
Net loss	$(26,227)	$(30,361)	$4,134
Adjustments to reconcile net loss to cash flows (used in) provided by operating activities	12,320	22,156	(9,836)
Changes in operating assets and liabilities	10,372	21,305	(10,933)
Net cash (used in) provided by operating activities	$(3,535)	$13,100	$(16,635)
Net cash used in investing activities	$(12,149)	$(2,663)	$(9,486)
Net cash used in financing activities	$(1,812)	$(5,843)	$4,031

We had cash, cash equivalents, and restricted cash aggregating $74 million and $90 million at March 31, 2025 and December 31, 2024, respectively. We had cash held by our non-U.S. subsidiaries aggregating $18 million at March 31, 2025 and December 31, 2024. If we elect to repatriate all of the funds held by our non-U.S. subsidiaries as of March 31, 2025, we do not believe that the amounts of potential withholding taxes that would arise from the repatriation would have a material effect on our liquidity.

On June 21, 2024, we entered into a Senior Secured Credit Facilities Credit Agreement (the “2024 Credit Facility” or “2024 Credit Agreement”) as guarantor, with our wholly-owned subsidiary, Ribbon Communications Operating Company, Inc., as the borrower (“Borrower”), HPS Investment Partners, LLC ("HPS"), as administrative agent, and HPS and WhiteHorse Capital Management, LLC ("WhiteHorse" and, together with HPS, the "Lenders"), pursuant to which the Lenders provided us with a $385 million Credit Agreement comprised of (i) a $350 million term loan (the “2024 Term Loan”) and (ii) a $35 million revolving credit facility (the “2024 Revolver”), including a $20 million sublimit for letters of credit. The proceeds received from the 2024 Term Loan were used to (a) repay 100% of the amounts outstanding under the 2020 Credit Facility, (b) redeem in full the Preferred Stock and (c) pay fees and expenses related to the 2024 Credit Facility. Excess proceeds are being used by us for working capital and other general corporate purposes.

The 2024 Term Loan and the 2024 Revolver bear interest, at the Borrower’s option, at either the Alternate Base Rate (“ABR”) or Term Secured Overnight Financing Rate ("SOFR") with an Applicable Margin for each (all as defined in the 2024 Credit Facility). Margins for the first six months were 5.25% per annum for ABR Loans and 6.25% per annum for SOFR Loans. Thereafter, margins vary based on our Consolidated Net Leverage Ratio, ranging from 4.75% to 5.25% per annum for ABR Loans and 5.75% to 6.25% per annum for SOFR Loans. The 2024 Term Loan and the 2024 Revolver will both mature on June 21, 2029. The 2024 Term Loan is being repaid in equal quarterly installments: approximately $0.9 million beginning with the third quarter of 2024 through the second quarter of 2025; approximately $2.2 million beginning with the third quarter of 2025 and ending with the second quarter of 2027; and approximately $4.4 million quarterly thereafter, with the remaining principal balance of approximately $298.4 million due on the maturity date of June 21, 2029. In connection with the establishment of the 2024 Credit Facility, $7.7 million of original issue discount was withheld by the Lenders, and we incurred $6.3 million of debt issuance costs for a total of $14.0 million that is being amortized to Interest expense, net over the term of the agreement.

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

We entered into the Sixth Amendment to the 2020 Credit Facility (the “Sixth Amendment”) effective March 30, 2023. Among other things, the Sixth Amendment reduced the maximum borrowings allowed under the 2020 Revolving Credit Facility from $100 million to $75 million and the sublimit available for letters of credit was reduced from $30 million to $20 million. Also, the Sixth Amendment replaced LIBOR with the SOFR as the alternative rate available to us for calculating interest owed under the 2020 Credit Facility with the margin fixed at 4.5%. In conjunction with the Sixth Amendment, we made a $75 million prepayment to our 2020 Credit Facility funded almost entirely from the net proceeds from the Private Placement and the sales of our interest rate swap. Debt issuance costs associated with the Sixth Amendment totaled $1.7 million and were being amortized on a straight-line basis over the remaining life of the 2020 Credit Facility to Interest expense, net and were written off in conjunction with the early extinguishment of the 2020 Credit Facility on June 21, 2024.

Quarterly principal payments were required on the 2020 Term Loan aggregating approximately $5.0 million per quarter through March 31, 2024, and if the refinancing had not occurred, $10.0 million would have been required in each of the three quarters thereafter, with the remaining and final payment due on the maturity date in March 2025.

At March 31, 2025, we had an outstanding balance under the 2024 Term Loan of $347.4 million at an average interest rate of 10.6%, with no revolver balance and no letters of credit outstanding under our 2024 Credit Facility. We were in compliance with all covenants of the 2024 Credit Facility at both March 31, 2025 and December 31, 2024.

In the course of our business, we use letters of credit, bank guarantees, and surety bonds (collectively, "Guarantees"). We had $10.9 million of Guarantees under various uncommitted facilities as of both March 31, 2025 and December 31, 2024. We had no letters of credit outstanding under the 2024 Credit Facility as of March 31, 2025 or December 31, 2024. At March 31, 2025 and December 31, 2024, we had cash collateral of $2.6 million and $2.7 million supporting the Guarantees, respectively, which are reported as Restricted cash in our condensed consolidated balance sheets.

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

As a result of exposure to interest rate movements, we entered into an interest rate swap arrangement in March 2020 which effectively converted our $400 million term loan with its variable interest rate based upon one-month LIBOR to an aggregate fixed rate of 0.904%, plus a leverage-based margin as defined in the 2020 Credit Facility.

In two separate transactions during 2022, we sold a total of $60 million of the notional amount of our interest rate swap back to our counterparty for $3.1 million, reducing the notional amount of this swap to $340 million. The gain in Accumulated other comprehensive (loss) income related to these sales totaled $3.1 million and was being released into earnings on a straight-line basis over the remaining term of the 2020 Credit Facility as a decrease to interest expense, the amortization of which totaled $0.2 million in the three months ended March 31, 2024. The remaining unamortized gain in Accumulated other comprehensive (loss) income of approximately $0.5 million was written off to interest expense in conjunction with the refinancing of the 2020 Credit Facility on June 21, 2024.

In two separate transactions in 2023, we received a total of $19.2 million, consisting of $0.8 million of interest and $18.4 million for the sale of the remaining $340 million notional amount of our swap. The portion of the gain in Accumulated other comprehensive (loss) income related to the term loan debt prepaid on the date of the final sale of our swap totaled $7.3 million and was released into earnings immediately as Other expense, net. The portion of the gain in Accumulated other comprehensive (loss) income related to our remaining term loan debt balance totaled $12.0 million and was being released into earnings on a straight-line basis over the remaining term of the 2020 Credit Facility as a decrease to interest expense beginning in the second quarter of 2023, the amortization of which was $1.6 million for the three months ended March 31, 2024. The remaining unamortized gain in Accumulated other comprehensive (loss) income of $4.4 million was written off to interest expense in conjunction with the refinancing of the 2020 Credit Facility on June 21, 2024.

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

The effective portion of changes in the fair value of designated derivatives that qualify as cash flow hedges is recorded in Accumulated other comprehensive income in the condensed consolidated balance sheet and is subsequently reclassified into earnings in the period that the hedged forecasted transactions affect earnings. Any ineffective portion of the change in the fair value of the derivative would be recognized directly in earnings. However, we recorded no hedge ineffectiveness over the life of our swap. We had no derivative assets or liabilities at March 31, 2025 or December 31, 2024.

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

We used $3.5 million of cash for operating activities in the three months ended March 31, 2025, largely driven by the payment of variable employee compensation and primarily as a result of our net loss adjusted for non-cash expenses, lower accrued expenses and other long-term liabilities, lower accounts payable, and higher other operating assets and inventory. These amounts were partially offset by lower accounts receivable. Our net loss is adjusted for non-cash expenses such as amortization of intangible assets, stock-based compensation, the decrease in the fair value of our Warrant liability and deferred income tax expense.

Cash provided by operating activities in the three months ended March 31, 2024 of $13.1 million was primarily a result of lower accounts receivable and other operating assets, and certain non-cash expenses such as amortization of intangible assets and stock-based compensation. These amounts were partially offset by our net loss and lower accounts payable, accrued expenses and other long-term liabilities, lower deferred revenue, higher inventory and certain non-cash items such as deferred income taxes. Higher product revenue in our IP Optical Networks segment and lower operating expenses company-wide due to our various cost saving initiatives, including lower employee and facilities expenses, continued to positively affect our operating cash flow.

Cash Flows from Investing Activities

Our investing activities used $12.1 million and $2.7 million of cash to purchase property and equipment and software licenses in the three months ended March 31, 2025 and 2024, respectively. The increase is primarily due to our build out of a new facility in Israel.

Cash Flows from Financing Activities

Our financing activities used $1.8 million of cash in the three months ended March 31, 2025. We paid $0.9 million in principal payments on our 2024 Term Debt. In addition, we paid $0.9 million of tax obligations related to the vesting of stock awards and units.

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

The rate at which we consume cash is dependent upon the cash needs of our future operations, including our contractual obligations at March 31, 2025, primarily comprised of our debt principal and interest obligations as described above, and our operating lease and purchase obligations. Our operating lease obligations totaled $100.7 million at March 31, 2025, with payments to be made aggregating $12.3 million in the remainder of 2025, $16.0 million in 2026, $14.8 million in 2027 and $57.6 million thereafter. Estimated payments for purchase obligations for the full year 2025 total approximately $96.2 million. We anticipate devoting substantial capital resources to continue our R&D efforts, to maintain our sales, support and marketing, and for other general corporate activities. We believe that our financial resources, along with managing discretionary expenses, will allow us to manage the ongoing impact of inflation on our business operations. Looking ahead, we have developed contingency plans to reduce costs further if the situation deteriorates.

Based on our current expectations, we believe that our current cash balances and available borrowings under the 2024 Credit Facility will be sufficient to meet our anticipated cash needs for working capital and capital expenditures for at least twelve months from the date of issuance of these financial statements.

Recent Accounting Pronouncements

In November 2024, the Financial Accounting Standards Board (the "FASB") issued ASU 2024-03, Income Statement, Reporting Comprehensive Income: Expense Disaggregation Disclosures (Subtopic 220-40) (“ASU 2024-03”), which requires disaggregation of certain expense captions into specified categories in disclosures within the footnotes to the financial statements. The objective of this standard is to provide investors with information to better understand a public entity’s performance and prospects for future cash flows, and to compare its performance over time with that of other entities. ASU 2024-03 will be effective for us beginning with our 2027 annual financial statements and interim financial statements thereafter, with early adoption permitted. The adoption of ASU 2024-03 will require us to provide new footnote disclosure about the types of expenses that are included in certain captions on our Statements of Operations, such as Cost of revenue, Research and development, Sales and marketing, and General and administrative.

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

Item 3.   Quantitative and Qualitative Disclosures About Market Risk

We are exposed to market risk related to changes in interest rates and foreign currency exchange rates. There have been no material changes in market risk from the information provided in Item 7A. Quantitative and Qualitative Disclosures About Market Risk of our Annual Report on Form 10-K, for the year ended December 31, 2024.

Item 4.   Controls and Procedures

Disclosure Controls and Procedures

Evaluation of Disclosure Controls and Procedures. Our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")) as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of March 31, 2025.

Changes in Internal Control over Financial Reporting. There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter ended March 31, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II OTHER INFORMATION

Item 1.   Legal Proceedings

We are subject to legal proceedings and claims that have not been fully resolved and that have arisen in the ordinary course of business. Our material legal proceedings are described in Part I, Item 1 of this Form 10-Q in the Notes to the Condensed Consolidated Financial Statements in Note 19, "Commitments and Contingencies," under the heading "Contingencies."

The outcome of litigation is inherently uncertain. If one or more legal matters were resolved against the Company in a reporting period for amounts above management’s expectations, our financial condition and operating results for that reporting period could be materially adversely affected. We settled certain matters during the three months ended March 31, 2025 that did not individually or in the aggregate have a material impact on our financial condition or operating results.

Item 1A.  Risk Factors

Our business faces significant risks and uncertainties, which may have a material adverse effect on our business prospects, financial condition and results of operations, and you should carefully consider them. There have been no material changes in the three months ended March 31, 2025 to the risk factors described in Part I, Item 1A. of our Annual Report on Form 10-K for the year ended December 31, 2024.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

(c)   Issuer Purchases of Equity Securities

The following table provides information with respect to the shares of common stock repurchased by us for the periods indicated:

				Approximate Dollar
			Total Number of	Value of Shares
			Shares Purchased	that May
			as Part of	Yet be Purchased
	Total Number	Average	Publicly	Under
	of Shares	Price Paid	Announced Plans	the Plans
Period	Purchased (1)	per Share	or Programs	or Programs
January 1, 2025 to January 31, 2025	9,399	$4.02	—	$—
February 1, 2025 to February 28, 2025	33,998	$5.13	—	$—
March 1, 2025 to March 31, 2025	183,465	$3.95	—	$—
Total	226,862	$4.13	—	$—
(1)	Upon vesting of restricted stock awards, certain of our employees surrender a portion of the newly vested shares of common stock to us to satisfy the tax withholding obligations that arise in connection with their vesting. During the first quarter of 2025, 226,862 shares of restricted stock were surrendered.

Item 5.   Other Information

During the three months ended March 31, 2025, none of the Company’s directors or officers (as defined in Rule 16a-1(f) of the Securities Exchange Act of 1934) adopted, terminated or modified a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408 of Regulation S-K of the Securities Act of 1933). During the three months ended March 31, 2025, the Company did not adopt, terminate or modify a Rule 10b5-1 trading arrangement.

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

RIBBON COMMUNICATIONS INC.

By:	/s/ John Townsend
John Townsend
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)

Date: April 30, 2025