Form 10-Q
period 2025-06-30
Ribbon Communications Inc.
filed 2025-07-24
CIK 1708055

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2025

or

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

As of July 18, 2025, there were 177,081,847 shares of the registrant’s common stock, $0.0001 par value per share, outstanding.

RIBBON COMMUNICATIONS INC.

FORM 10-Q

QUARTERLY PERIOD ENDED JUNE 30, 2025

Cautionary Note Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q contains “forward-looking statements” within the meaning of the U.S. Private Securities Litigation Reform Act of 1995, which are subject to a number of risks and uncertainties. All statements other than statements of historical facts contained in this report, including statements regarding the effect of U.S. tariffs and the responses from other countries, future expenses and restructuring activities and the anticipated benefits thereof, results of operations and financial position, capital structure, impacts from the wars in Ukraine and Israel, financial sanctions and trade restrictions, beliefs about our business strategy, availability of components for the manufacturing of our products, ongoing litigation, plans and objectives of management for future operations and manufacturing are forward-looking statements. Without limiting the foregoing, the words “anticipates”, “believes”, “could”, “estimates”, “expects”, “intends”, “may”, “plans”, “seeks” and other similar language, whether in the negative or affirmative, are intended to identify forward-looking statements, although not all forward-looking statements contain these identifying words. Forward-looking statements are based on our current expectations and assumptions regarding our business, the economy and other future conditions. Because forward-looking statements relate to the future, they are subject to inherent uncertainties, risks and changes in circumstances that are unknown and/or difficult to predict and that may cause our actual results, performance or achievements to be materially different from those expressed or implied by the forward-looking statements. Such risks and uncertainties include, but are not limited to, unpredictable fluctuations in quarterly revenue and operating results; the impact of restructuring and cost-containment activities; increases in tariffs, trade restrictions or taxes on our products; supply chain disruptions resulting from component availability and/or geopolitical instabilities and disputes (including those related to the wars in Israel and Ukraine); the impact of military call-ups of our employees in Israel; material litigation; the impact of fluctuations in interest rates; material cybersecurity and data intrusion incidents, including any security breaches resulting in the theft, transfer, or unauthorized disclosure of customer, employee, or company information; our ability to comply with applicable domestic and foreign information security and privacy laws, regulations and technology platform rules or other obligations related to data privacy and security; failure to compete successfully against telecommunications equipment and networking companies; failure to grow our customer base or generate recurring business from our existing customers; credit risks; the timing of customer purchasing decisions and our recognition of revenues; macroeconomic conditions, including inflation; our ability to adapt to rapid technological and market changes; our ability to generate positive returns on our research and development; our ability to protect our intellectual property rights and obtain necessary licenses; our ability to maintain partner, reseller, distribution and vendor support and supply relationships; the potential for defects in our products; risks related to the terms of our credit agreement; higher risks in international operations and markets; currency fluctuations; unanticipated adverse changes in legal, regulatory or tax laws; future accounting pronouncements or changes in our accounting policies; and/or failure or circumvention of our controls and procedures. We therefore caution you against relying on any of these forward-looking statements. Additional important factors that could cause actual results to differ materially from those in these forward-looking statements are also discussed in Part I, Item 2, "Management’s Discussion and Analysis of Financial Condition and Results of Operations" and Part I, Item 1A and Part II, Item 7A, "Risk Factors" and "Quantitative and Qualitative Disclosures About Market Risk," respectively, of our Annual Report on Form 10-K for the year ended December 31, 2024. Any forward-looking statement made by us in this report speaks only as of the date on which this report was first filed. We undertake no obligation to publicly update any forward-looking statement, whether as a result of new information, future developments or otherwise, except as required by law.

PART I FINANCIAL INFORMATION

Item 1. Financial Statements

RIBBON COMMUNICATIONS INC.

Condensed Consolidated Balance Sheets

(in thousands, except share and per share data)

(unaudited)

	June 30,	December 31,
	2025	2024
Assets
Current assets:
Cash and cash equivalents	$60,450	$87,770
Restricted cash	1,824	2,709
Accounts receivable, net	249,360	254,718
Inventory	80,299	79,179
Other current assets	42,007	39,286
Total current assets	433,940	463,662
Property and equipment, net	66,659	60,364
Intangible assets, net	164,742	187,537
Goodwill	300,892	300,892
Deferred income taxes	99,314	88,982
Operating lease right-of-use assets	47,383	34,544
Other assets	29,242	26,573
	$1,142,172	$1,162,554
Liabilities and Stockholders’ Equity
Current liabilities:
Current portion of term debt	$8,750	$6,125
Accounts payable	88,697	87,759
Accrued expenses and other	90,144	106,251
Operating lease liabilities	10,816	9,443
Deferred revenue	115,212	119,295
Total current liabilities	313,619	328,873
Long-term debt, net of current	327,625	330,726
Warrant liability	6,273	8,064
Operating lease liabilities, net of current	62,063	37,376
Deferred revenue, net of current	31,749	20,991
Deferred income taxes	5,941	5,941
Other long-term liabilities	24,467	25,962
Total liabilities	771,737	757,933
Commitments and contingencies (Note 20)
Stockholders’ equity:
Common stock, $0.0001 par value per share; 390,000,000 shares authorized at June 30, 2025; 240,000,000 shares authorized at December 31, 2024; 177,156,341 shares issued and outstanding at June 30, 2025; 175,599,250 shares issued and outstanding at December 31, 2024	18	18
Additional paid-in capital	1,973,990	1,970,708
Accumulated deficit	(1,611,505)	(1,574,185)
Accumulated other comprehensive income	7,932	8,080
Total stockholders’ equity	370,435	404,621
	$1,142,172	$1,162,554

See notes to the unaudited condensed consolidated financial statements.

RIBBON COMMUNICATIONS INC.

Condensed Consolidated Statements of Operations

(in thousands, except per share data)

(unaudited)

	Three months ended		Six months ended
	June 30,	June 30,	June 30,	June 30,
	2025	2024	2025	2024
Revenue:
Product	$115,057	$99,133	$197,048	$186,743
Service	105,526	93,487	204,814	185,541
Total revenue	220,583	192,620	401,862	372,284
Cost of revenue:
Product	66,746	54,845	124,639	100,639
Service	39,253	33,376	74,881	68,740
Amortization of acquired technology	5,277	6,532	10,665	13,083
Total cost of revenue	111,276	94,753	210,185	182,462
Gross profit	109,307	97,867	191,677	189,822
Operating expenses:
Research and development	44,696	43,489	88,264	89,252
Sales and marketing	32,536	32,984	64,324	67,700
General and administrative	16,630	14,901	31,758	30,092
Amortization of acquired intangible assets	5,975	6,508	12,130	13,214
Acquisition-, disposal- and integration-related	3,898	—	3,898	—
Restructuring and related	1,346	1,920	6,687	4,985
Total operating expenses	105,081	99,802	207,061	205,243
Income (loss) from operations	4,226	(1,935)	(15,384)	(15,421)
Interest expense, net	(10,977)	(3,879)	(21,477)	(9,866)
Other (expense) income, net	(2,159)	(9,503)	970	(17,016)
Loss before income taxes	(8,910)	(15,317)	(35,891)	(42,303)
Income tax provision	(2,183)	(1,499)	(1,429)	(4,874)
Net loss	$(11,093)	$(16,816)	$(37,320)	$(47,177)
Loss per share:
Basic	$(0.06)	$(0.10)	$(0.21)	$(0.27)
Diluted	$(0.06)	$(0.10)	$(0.21)	$(0.27)
Weighted average shares used to compute loss per share:
Basic	176,749	173,793	176,237	173,110
Diluted	176,749	173,793	176,237	173,110

See notes to the unaudited condensed consolidated financial statements.

RIBBON COMMUNICATIONS INC.

Condensed Consolidated Statements of Comprehensive Loss

(in thousands)

(unaudited)

	Three months ended		Six months ended
	June 30,	June 30,	June 30,	June 30,
	2025	2024	2025	2024
Net loss	$(11,093)	$(16,816)	$(37,320)	$(47,177)
Other comprehensive loss, net of tax:
Unrealized loss on interest rate swap, net of reclassifications and amortization into earnings	—	(4,698)	—	(6,019)
Foreign currency translation adjustments	(58)	176	(148)	60
Other comprehensive loss, net of tax	(58)	(4,522)	(148)	(5,959)
Comprehensive loss, net of tax	$(11,151)	$(21,338)	$(37,468)	$(53,136)

See notes to the unaudited condensed consolidated financial statements.

RIBBON COMMUNICATIONS INC.

Condensed Consolidated Statements of Stockholders’ Equity

(in thousands, except shares)

(unaudited)

Three months ended June 30, 2025
					Accumulated
			Additional		other	Total
	Common stock		paid-in	Accumulated	comprehensive	stockholders'
	Shares	Amount	capital	deficit	(loss) income	equity
Balances, April 1, 2025	175,967,875	$18	$1,974,219	$(1,600,412)	$7,990	$381,815
Exercise of stock options	3,273	—	5	—	—	5
Exercise of warrants	—	—	—	—	—	—
Repurchase of common stock	(572,810)	—	(2,253)	—	—	(2,253)
Vesting of restricted stock awards and units	2,439,889	—	—	—	—	—
Vesting of performance-based stock units	—	—	—	—	—	—
Shares of restricted stock returned to the Company under net share settlements to satisfy tax withholding obligations	(681,886)	—	(2,458)	—	—	(2,458)
Stock-based compensation expense	—	—	4,477	—	—	4,477
Other comprehensive loss	—	—	—	—	(58)	(58)
Net loss	—	—	—	(11,093)	—	(11,093)
Balances, June 30, 2025	177,156,341	$18	$1,973,990	$(1,611,505)	$7,932	$370,435

Six months ended June 30, 2025
					Accumulated
			Additional		other	Total
	Common stock		paid-in	Accumulated	comprehensive	stockholders'
	Shares	Amount	capital	deficit	(loss) income	equity
Balances, January 1, 2025	175,599,250	$18	$1,970,708	$(1,574,185)	$8,080	$404,621
Exercise of stock options	3,697	—	6	—	—	6
Exercise of warrants	32,573	—	150	—	—	150
Repurchase of common stock	(572,810)	—	(2,253)	—	—	(2,253)
Vesting of restricted stock awards and units	2,624,628	—	—	—	—	—
Vesting of performance-based stock units	377,751	—	—	—	—	—
Shares of restricted stock returned to the Company under net share settlements to satisfy tax withholding obligations	(908,748)	—	(3,396)	—	—	(3,396)
Stock-based compensation expense	—	—	8,775	—	—	8,775
Other comprehensive loss	—	—	—	—	(148)	(148)
Net loss	—	—	—	(37,320)	—	(37,320)
Balances, June 30, 2025	177,156,341	$18	$1,973,990	$(1,611,505)	$7,932	$370,435

RIBBON COMMUNICATIONS INC.

Condensed Consolidated Statements of Stockholders’ Equity

(in thousands, except shares)

(unaudited)

Three months ended June 30, 2024
					Accumulated
			Additional		other	Total
	Common stock		paid-in	Accumulated	comprehensive	stockholders'
	Shares	Amount	capital	deficit	(loss) income	equity
Balances, April 1, 2024	172,714,429	$17	$1,962,602	$(1,550,311)	$12,350	$424,658
Vesting of restricted stock awards and units	2,138,848	—	—	—	—	—
Vesting of performance-based stock units	257,390	—	—	—	—	—
Shares of restricted stock returned to the Company under net share settlements to satisfy tax withholding obligations	(673,425)	—	(1,792)	—	—	(1,792)
Stock-based compensation expense	—	—	3,494	—	—	3,494
Other comprehensive loss	—	—	—	—	(4,522)	(4,522)
Net loss	—	—	—	(16,816)	—	(16,816)
Balances, June 30, 2024	174,437,242	$17	$1,964,304	$(1,567,127)	$7,828	$405,022

Six months ended June 30, 2024
					Accumulated
			Additional		other	Total
	Common stock		paid-in	Accumulated	comprehensive	stockholders'
	Shares	Amount	capital	deficit	(loss) income	equity
Balances, January 1, 2024	172,083,667	$17	$1,958,909	$(1,519,950)	$13,787	$452,763
Exercise of stock options	8,624	—	17	—	—	17
Vesting of restricted stock awards and units	3,027,037	—	—	—	—	—
Vesting of performance-based stock units	288,672	—	—	—	—	—
Shares of restricted stock returned to the Company under net share settlements to satisfy tax withholding obligations	(970,758)	—	(2,638)	—	—	(2,638)
Stock-based compensation expense	—	—	8,016	—	—	8,016
Other comprehensive loss	—	—	—	—	(5,959)	(5,959)
Net loss	—	—	—	(47,177)	—	(47,177)
Balances, June 30, 2024	174,437,242	$17	$1,964,304	$(1,567,127)	$7,828	$405,022

See notes to the unaudited condensed consolidated financial statements.

RIBBON COMMUNICATIONS INC.

Condensed Consolidated Statements of Cash Flows

(in thousands)

(unaudited)

	Six months ended
	June 30,	June 30,
	2025	2024
Cash flows from operating activities:
Net loss	$(37,320)	$(47,177)
Adjustments to reconcile net loss to cash flows (used in) provided by operating activities:
Depreciation and amortization of property and equipment	7,757	6,770
Amortization of intangible assets	22,795	26,297
Amortization of debt issuance costs and original issue discount	1,401	3,445
Amortization of accumulated other comprehensive gain related to interest rate swap	—	(8,196)
Stock-based compensation	8,775	8,016
Deferred income taxes	(8,984)	(8,104)
Change in fair value of warrant liability	(1,641)	875
Change in fair value of preferred stock liability	—	8,091
Dividends accrued on preferred stock liability	—	2,743
Payment of dividends accrued on preferred stock liability	—	(6,686)
Foreign currency exchange losses	587	2,023
Changes in operating assets and liabilities:
Accounts receivable	4,578	56,146
Inventory	(2,820)	(4,405)
Other operating assets	(186)	8,854
Accounts payable	5,083	(20,541)
Accrued expenses and other long-term liabilities	(11,030)	(8,407)
Deferred revenue	6,675	(16,422)
Net cash (used in) provided by operating activities	(4,330)	3,322
Cash flows from investing activities:
Purchases of property and equipment	(17,831)	(5,613)
Purchases of software licenses	—	(263)
Net cash used in investing activities	(17,831)	(5,876)
Cash flows from financing activities:
Borrowings under revolving line of credit	—	44,106
Principal payments on revolving line of credit	—	(44,106)
Proceeds from issuance of term debt	—	342,300
Principal payments of term debt	(1,750)	(235,395)
Payment of debt issuance costs	—	(3,978)
Payment of preferred stock liability	—	(56,850)
Proceeds from the exercise of stock options	6	17
Payment of tax obligations related to vested stock awards and units	(3,396)	(2,638)
Repurchase of common stock	(2,253)	—
Net cash (used in) provided by financing activities	(7,393)	43,456
Effect of exchange rate changes on cash and cash equivalents	1,349	(124)
Net (decrease) increase in cash and cash equivalents	(28,205)	40,778
Cash, cash equivalents and restricted cash, beginning of year	90,479	26,630
Cash, cash equivalents and restricted cash, end of period	$62,274	$67,408

See notes to the unaudited condensed consolidated financial statements.

RIBBON COMMUNICATIONS INC.

Condensed Consolidated Statements of Cash Flows (continued)

(in thousands)

(unaudited)

	Six months ended
	June 30,	June 30,
	2025	2024
Supplemental disclosure of cash flow information:
Interest paid	$19,167	$12,222
Income taxes paid	$7,716	$9,664
Income tax refunds received	$474	$991
Supplemental disclosure of non-cash investing activities:
Capital expenditures incurred, but not yet paid	$5,436	$1,786
Inventory transfers to property and equipment	$874	$954
Supplemental disclosure of non-cash financing activities:
Warrant liability released to additional paid-in-capital	$150	$—
Fair value of vested restricted and performance-based stock grants	$11,253	$9,095

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

Interim results are not necessarily indicative of results for a full year or any future interim period. The information included in this Quarterly Report on Form 10-Q should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2024, (the "Annual Report"), which was filed with the SEC on February 27, 2025.

Operating Segments

The Company’s chief operating decision maker (the "CODM") is its president and chief executive officer. The CODM assesses the Company’s performance based on the performance of two separate organizations within Ribbon: the Cloud and Edge segment ("Cloud and Edge") and the IP Optical Networks segment ("IP Optical Networks").

Significant Accounting Policies

The Company’s significant accounting policies are disclosed in Note 2 to the Consolidated Financial Statements included in the Annual Report. There were no material changes to the significant accounting policies during the six months ended June 30, 2025.

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

Factoring of accounts receivable and associated fees for the three and six months ended June 30, 2025 and 2024 were as follows (in thousands):

	Three months ended		Six months ended
	June 30,	June 30,	June 30,	June 30,
	2025	2024	2025	2024
Accounts receivable sold	$25,957	$25,970	$54,723	$46,962
Less factoring fees	(577)	(543)	(1,050)	(934)
Net cash proceeds	$25,380	$25,427	$53,673	$46,028

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

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures (“ASU 2023-09”), which increases the disclosure requirements around rate reconciliation information and certain types of income taxes companies are required to pay. ASU 2023-09 will be effective for the Company beginning with its 2025 annual financial statements. The Company expects the adoption of the standard will require certain additional income tax disclosure.

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

The shares used to compute loss per share were as follows (in thousands):

	Three months ended		Six months ended
	June 30,	June 30,	June 30,	June 30,
	2025	2024	2025	2024
Weighted average shares outstanding—basic	176,749	173,793	176,237	173,110
Potential dilutive common shares	—	—	—	—
Weighted average shares outstanding—diluted	176,749	173,793	176,237	173,110

Options to purchase the Company’s common stock and unvested restricted and performance-based stock units aggregating 13.6 million and 11.9 million shares were excluded from the computation of diluted loss per share for the three and six months ended June 30, 2025 and 2024, respectively, because their effect would have been antidilutive.

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

On June 25, 2024, the Company redeemed the Preferred Stock with a portion of the proceeds from its refinancing of the 2020 Credit Facility at a rate of 103% for a total of approximately $63.5 million. During the six months ended June 30, 2025, 0.2 million Warrants were exercised. The remaining Warrants outstanding continue without modification. See Note 9 for a description of the refinancing of the 2020 Credit Facility.

As of June 30, 2025 and 2024, the potential number of dilutive shares from the Warrants outstanding totaled 4.7 million and 4.9 million shares, respectively. For the six months ended June 30, 2025, 0.2 million Warrants would have been included in the calculation of diluted loss per share, but had no impact due to the Company’s net loss position. There was no impact on weighted average shares outstanding from these Warrants for three months ended June 30, 2025 or for the three and six months ended June 30, 2024 as the average market price of the Company’s common stock was below the exercise price of $3.77 per share and their effect would have been antidilutive.

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

RIBBON COMMUNICATIONS INC.

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

(3) INVENTORY

Inventory at June 30, 2025 and December 31, 2024 consisted of the following (in thousands):

	June 30,	December 31,
	2025	2024
On-hand assemblies and finished goods inventories	$96,514	$95,366
Deferred cost of goods sold	3,228	2,430
	99,742	97,796
Less noncurrent portion (included in Other assets)	(19,443)	(18,617)
Current portion	$80,299	$79,179

(4) INTANGIBLE ASSETS AND GOODWILL

The Company’s intangible assets at June 30, 2025 and December 31, 2024 consisted of the following (in thousands):

	Weighted
	average
	amortization			Net
	period		Accumulated	carrying
June 30, 2025	(years)	Cost	amortization	value
Developed technology	7.84	$340,380	$271,792	$68,588
Customer relationships	11.86	268,140	172,746	95,394
Trade names	3.88	5,000	4,997	3
Software licenses	3.00	5,748	4,991	757
		$619,268	$454,526	$164,742

	Weighted
	average
	amortization			Net
	period		Accumulated	carrying
December 31, 2024	(years)	Cost	amortization	value
Developed technology	7.84	$340,380	$262,085	$78,295
Customer relationships	11.86	268,140	160,635	107,505
Trade names	3.88	5,000	4,978	22
Software licenses	3.00	5,748	4,033	1,715
		$619,268	$431,731	$187,537

Estimated future amortization expense for the Company’s intangible assets at June 30, 2025 was as follows (in thousands):

Years ending December 31,
Remainder of 2025	$21,397
2026	39,143
2027	33,979
2028	23,400
2029	18,379
2030	7,722
Thereafter	20,722
$164,742

RIBBON COMMUNICATIONS INC.

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

There were no changes to the carrying value of the Company’s goodwill in the six months ended June 30, 2025 and 2024. The components of goodwill at both June 30, 2025 and 2024 were as follows (in thousands):

	Cloud and	IP Optical
	Edge	Networks	Total
Goodwill	$392,302	$191,996	$584,298
Accumulated impairment losses	(167,406)	(116,000)	(283,406)
	$224,896	$75,996	$300,892

(5) FAIR VALUE HIERARCHY

The carrying amounts of the Company’s cash equivalents, accounts receivable, accounts payable and borrowings under a revolving credit facility in the condensed consolidated balance sheets approximate fair value due to the immediate or short-term nature of these financial instruments. Ribbon’s term debt balance as of June 30, 2025 and December 31, 2024 of $346.5 million and $348.3 million, respectively, had a fair value of approximately $350.8 million and $350.4 million, respectively. The Company’s Warrant liability had a fair value of $6.3 million and $8.1 million as of June 30, 2025 and December 31, 2024, respectively.

Fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. As such, fair value is a market-based measurement that should be determined based on assumptions that market participants would use in pricing an asset or a liability. The three-tier fair value hierarchy is based on the level of independent, objective evidence surrounding the inputs used to measure fair value. A financial instrument’s categorization within the fair value hierarchy is based upon the lowest level of input that is significant to the fair value measurement. The fair value hierarchy is as follows:

●	Level 1 applies to assets or liabilities for which there are quoted prices in active markets for identical assets or liabilities. The Company had no assets or liabilities fair valued using Level 1 input at June 30, 2025 or December 31, 2024.
●	Level 2 applies to assets or liabilities for which there are inputs that are directly or indirectly observable in the marketplace, such as quoted prices for similar assets or liabilities in active markets or quoted prices for identical assets or liabilities in markets with insufficient volume or infrequent transactions (less active markets). At December 31, 2024, the Company determined the fair value of its defined benefit plans’ assets using Level 2 input. There were no significant changes to the Company’s defined benefit plans’ assets during the six months ended June 30, 2025 that required the calculation of their fair value as of June 30, 2025.
●	Level 3 applies to assets or liabilities for which there are unobservable inputs to the valuation methodology that are significant to the measurement of the fair value of the assets or liabilities. Level 3 input was used to determine the fair value of the Company’s Warrants at June 30, 2025 and December 31, 2024.

The Company had no transfers between Level 2 and Level 3 fair value measurements during the three and six months ended June 30, 2025 or 2024.

RIBBON COMMUNICATIONS INC.

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

(6) ACCRUED EXPENSES AND OTHER

Accrued expenses at June 30, 2025 and December 31, 2024 consisted of the following (in thousands):

	June 30,	December 31,
	2025	2024
Employee compensation and related costs	$33,178	$44,948
Professional fees	17,235	16,339
Taxes payable	10,066	6,364
Other	29,665	38,600
	$90,144	$106,251

(7) WARRANTY

The changes in the Company’s warranty accrual balance in the six months ended June 30, 2025 were as follows (in thousands):

Balance at January 1, 2025	$12,300
Current period provisions	3,209
Settlements	(2,596)
Balance at June 30, 2025	$12,913

At June 30, 2025, the Company’s accrual for product warranties was reflected in its condensed consolidated balance sheet as a current liability in Accrued expenses and other of $5.5 million, and as a long-term liability in Other long-term liabilities of $7.4 million.

(8) RESTRUCTURING AND FACILITIES CONSOLIDATION INITIATIVES

The Company recorded restructuring and related expense aggregating $1.3 million and $1.9 million in the three months ended June 30, 2025 and 2024, respectively and $6.7 million and $5.0 million in the six months ended June 30, 2025 and 2024, respectively. Restructuring and related expense includes restructuring expense (primarily severance and related costs), estimated future variable and other lease costs for vacated properties with no intent or ability to sublease, and accelerated rent amortization expense.

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

Accelerated amortization of lease assets is recognized from the date that the Company commences the plan to fully or partially vacate a facility, for which there is no intent or ability to enter into a sublease, through the final vacate date. Amounts of accelerated rent amortization that are included as a component of restructuring and related expense are excluded from the tables below, as the liability for lease payments for each respective facility is included as a component of Operating lease liabilities in the Company’s condensed consolidated balance sheets at June 30, 2025 and

RIBBON COMMUNICATIONS INC.

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

December 31, 2024 (see Note 17). The Company may incur additional future expense if it is unable to sublease other locations included in the Facilities Initiative.

The components of restructuring and related expense for the three and six months ended June 30, 2025 and 2024 were as follows (in thousands):

	Three months ended		Six months ended
	June 30,	June 30,	June 30,	June 30,
	2025	2024	2025	2024
Severance and related costs	$137	$359	$2,413	$1,975
Variable and other facilities-related costs	1,209	1,561	4,274	3,010
	$1,346	$1,920	$6,687	$4,985

2025 Restructuring Plan

During the first quarter of 2025, the Company’s President and CEO approved a strategic restructuring program (the "2025 Restructuring Plan") that consists of workforce reductions in certain of the Company’s operating locations to correspond with current sales levels in those areas. Any potential positions eliminated in countries outside the United States are subject to local law and consultation requirements. In connection with the 2025 Restructuring Plan, the Company recorded restructuring and related expense of $0.2 million and $2.6 in three and six months ended June 30, 2025, respectively, with payments of $2.1 million in 2025.

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

No expense was recorded in the three or six months ended June 30, 2025 related to the 2023 Restructuring Plan. However, the Company recorded restructuring and related expense, consisting entirely of severance related costs, of $0.4 million and $2.0 million in the three and six months ended June 30, 2024, respectively. Changes to accrued restructuring during the six months ended June 30, 2025 and the ending accrual balance as of June 30, 2025 related to the 2023 Restructuring Plan was nominal.

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

The Company recorded restructuring and related expense of $1.2 million and $1.6 million in the three months ended June 30, 2025 and 2024, respectively, and $4.3 million and $3.0 million in the six months ended June 30, 2025 and 2024, respectively, in connection with the 2022 Restructuring Plan for variable and other facilities-related costs. A

RIBBON COMMUNICATIONS INC.

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

summary of the 2022 Restructuring Plan accrual activity for the six months ended June 30, 2025 is as follows (in thousands):

	Balance at	Initiatives
	January 1,	charged to	Cash	Balance at
	2025	expense	payments	June 30, 2025
Variable and other facilities-related costs	$347	4,275	(4,318)	$304

Balance Sheet Classification

The current portions of accrued restructuring were $0.8 million and $1.4 million at June 30, 2025 and December 31, 2024, respectively, and are included as components of Accrued expenses in the condensed consolidated balance sheets. The long-term portions of accrued restructuring are included as components of Other long-term liabilities in the condensed consolidated balance sheets. The long-term portions of accrued restructuring were $0.6 million and $0.8 million at June 30, 2025 and December 31, 2024, respectively.

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

The 2024 Credit Facility requires compliance with a Maximum Consolidated Net Leverage Ratio (the "Financial Covenant"), as defined in the 2024 Credit Facility, which is tested on a quarterly basis. The Company was in compliance with the Financial Covenant as of June 30, 2025 and December 31, 2024.

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

RIBBON COMMUNICATIONS INC.

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

The Company had the following outstanding borrowings, unamortized debt issuance costs and original issue discount, letters of credit, interest rates, and remaining borrowing capacity under the 2024 Credit Facility as of June 30, 2025 and December 31, 2024:

	June 30,	December 31,
	2025	2024
Current portion of Term Debt	$8,750	$6,125

Long-term Debt, net of Current:
Long-term Debt, net of Current (Face Amount)	$337,750	$342,125
Original Issue Discount	(5,561)	(6,261)
Unamortized Debt Issuance Costs - Contra-Liability	(4,564)	(5,138)
Long-term Debt, net of Current	$327,625	$330,726

Total Face Amount of Borrowings	$346,500	$348,250

Unamortized Original Issue Discount and Debt Issuance Costs:
Other Assets	$1,007	$1,134
Long-Term Debt - Contra Liability	10,125	11,399
Total Unamortized Original Issue Discount and Debt Issuance Costs	$11,132	$12,533

Remaining Borrowing Capacity	$35,000	$35,000

Average Interest Rates:
Term Loan	10.6%	10.6%

The Company’s debt maturities as of June 30, 2025 were as follows:

Years ending December 31,
Remainder of 2025	$4,375
2026	8,750
2027	13,125
2028	17,500
2029	302,750
$346,500

Letters of Credit and Other Guarantees

In the course of its business, the Company uses letters of credit, bank guarantees, and surety bonds (collectively, "Guarantees"). The Company had $9.9 million and $10.9 million of Guarantees under various uncommitted facilities as of June 30, 2025 and December 31, 2024, respectively. The Company had no letters of credit outstanding under the 2024 Credit Facility as of June 30, 2025 or December 31, 2024. At June 30, 2025 and December 31, 2024, the Company had cash collateral of $1.8 million and $2.7 million supporting the Guarantees, respectively, which are reported as Restricted cash in the Company’s condensed consolidated balance sheets.

(10) DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

The Company is exposed to financial market risk related to foreign currency fluctuations and changes in interest rates. These exposures are actively monitored by management. To manage the volatility related to the exposure to changes in interest rates, the Company may enter into derivative financial instruments. Management’s objective has been

RIBBON COMMUNICATIONS INC.

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

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

Cash Flow Hedge of Interest Rate Risk

The 2024 Term Loan Facility had outstanding balances of $346.5 million and $348.3 million at June 30, 2025 and December 31, 2024, respectively. The 2024 Revolving Credit Facility was undrawn at June 30, 2025 and December 31, 2024. Borrowings under the 2024 Credit Facility and the 2020 Credit Facility have variable interest rates based on SOFR (see Note 9).

As a result of exposure to interest rate movements, the Company entered into an interest rate swap arrangement in March 2020 which effectively converted its $400 million term loan with its variable interest rate based upon one-month LIBOR to an aggregate fixed rate of 0.904%, plus a leverage-based margin as defined in the 2020 Credit Facility.

In two separate transactions during 2022, the Company sold a total of $60 million of the notional amount of its interest rate swap back to its counterparty for $3.1 million, reducing the notional amount of this swap to $340 million. The gain in Accumulated other comprehensive (loss) income related to these sales totaled $3.1 million and was being released into earnings on a straight-line basis over the remaining term of the 2020 Credit Facility as a decrease to interest expense, the amortization of which totaled $0.2 million and $0.4 million in three and six months ended June 30, 2024, respectively. The remaining unamortized gain in Accumulated other comprehensive (loss) income of approximately $0.5 million was written off to interest expense in conjunction with the refinancing of the 2020 Credit Facility on June 21, 2024.

In two separate transactions in 2023, the Company received a total of $19.2 million, consisting of $0.8 million of interest and $18.4 million for the sale of the remaining $340 million notional amount of its swap. The portion of the gain in Accumulated other comprehensive (loss) income related to the term loan debt prepaid on the date of the final sale of the swap totaled $7.3 million and was released into earnings immediately as Other expense, net. The portion of the gain in Accumulated other comprehensive (loss) income related to the remaining term loan debt balance totaled $12.0 million and was being released into earnings on a straight-line basis over the remaining term of the 2020 Credit Facility as a decrease to interest expense beginning in the second quarter of 2023, the amortization of which was $1.4 million and $3.0 million for three and six months ended June 30, 2024, respectively. The remaining unamortized gain in Accumulated other comprehensive (loss) income of $4.4 million was written off to interest expense in conjunction with the refinancing of the 2020 Credit Facility on June 21, 2024.

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

Amounts reported in Accumulated other comprehensive income related to the Company’s derivative are reclassified to interest expense as interest is accrued on the Company’s variable-rate debt. The impact of the Company’s derivative financial instrument on its condensed consolidated statements of comprehensive (loss) income for three and six months ended June 30, 2024 was a reclassification of $4.7 million and $6.0 million, respectively, to increase interest expense. The Company had no derivative assets or liabilities at June 30, 2025 or December 31, 2024.

(11) PREFERRED STOCK AND WARRANTS

On March 28, 2023, the Company issued 55,000 shares of Preferred Stock to investors in the Private Placement at a price of $970 per share, along with 4,858,090 Warrants with an exercise price of $3.77 per share.

On June 25, 2024, the Company redeemed the Preferred Stock with a portion of the proceeds from the refinancing of the 2020 Credit Facility at a rate of 103% for a total of approximately $63.5 million. During six months ended June 30, 2025, 0.2 million Warrants were exercised. The remaining Warrants outstanding continue without modification. See Note 9 for a description of the refinancing of the 2020 Credit Facility.

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

The Company determined the fair value of the Warrants using Level 3 input. The key assumptions into the model utilized were as follows as of June 30, 2025 and December 31, 2024:

RIBBON COMMUNICATIONS INC.

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

	June 30,	December 31,
	2025	2024
Stock price	$4.01	$4.16
Strike price	$3.77	$3.77
Risk-free rate	3.74%	4.21%
Volatility	56.0%	57.5%
Dividend yield	0.0%	0.0%
Time to expiration (years)	1.8	2.2
Fair value of Warrant per share	$1.34	$1.66

The changes in the Company’s Preferred Stock liabilities for the six months ended June 30, 2024 were as follows (in thousands):

Preferred stock
liability
Balance at January 1, 2024	$53,337
Payable in-kind dividends	2,743
Reversal of fair value adjustments	5,605
Call premium (3%)	1,851
Redemption (June 25, 2024)	(63,536)
Balance at June 30, 2024	$—

The changes in the Company’s Warrant liabilities for the six months ended June 30, 2025 and 2024 were as follows (in thousands):

	Six months ended June 30,
	2025	2024
Balance at beginning of year	$8,064	$5,295
Exercise of warrants	(150)	—
Fair value change	(1,641)	875
Balance at end of period	$6,273	$6,170

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

RIBBON COMMUNICATIONS INC.

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

During the six months ended June 30, 2025, 176,658 of the Warrants were exercised in cashless exercises, resulting in the issuance of 32,573 of the Company’s common stock at a weighted average fair value of $4.62 per share. There were 4,681,432 remaining Warrants outstanding as of June 30, 2025.

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

RIBBON COMMUNICATIONS INC.

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

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

The Company does not generally offer significant financing components in its contracts with customers. However, if a contract includes a significant financing component, the transaction price is adjusted for the time value of money. For the three and six months ended June 30, 2025, the impact of financing components was immaterial.

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

RIBBON COMMUNICATIONS INC.

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

Disaggregation of Revenue

The Company disaggregates its revenue from contracts with customers based on the nature of the products and services and the geographic regions in which each customer is domiciled. The Company’s total revenue for three and six months ended June 30, 2025 and 2024 was disaggregated geographically as follows:

			Service revenue
	Product	Service revenue	(professional
Three months ended June 30, 2025	revenue	(maintenance)	services)	Total revenue
United States	$59,101	$33,546	$23,575	$116,222
Europe, Middle East and Africa	25,534	18,362	8,217	52,113
Asia Pacific	27,966	9,708	4,078	41,752
Other	2,456	6,681	1,359	10,496
	$115,057	$68,297	$37,229	$220,583

			Service revenue
	Product	Service revenue	(professional
Three months ended June 30, 2024	revenue	(maintenance)	services)	Total revenue
United States	$35,368	$32,639	$13,462	$81,469
Europe, Middle East and Africa	33,239	17,491	8,188	58,918
Asia Pacific	26,081	9,759	2,597	38,437
Other	4,445	7,631	1,720	13,796
	$99,133	$67,520	$25,967	$192,620

			Service revenue
	Product	Service revenue	(professional
Six months ended June 30, 2025	revenue	(maintenance)	services)	Total revenue
United States	$88,442	$66,870	$43,605	$198,917
Europe, Middle East and Africa	44,994	35,745	16,873	97,612
Asia Pacific	59,005	19,108	6,818	84,931
Other	4,607	12,996	2,799	20,402
	$197,048	$134,719	$70,095	$401,862

			Service revenue
	Product	Service revenue	(professional
Six months ended June 30, 2024	revenue	(maintenance)	services)	Total revenue
United States	$61,975	$65,486	$25,122	$152,583
Europe, Middle East and Africa	74,928	35,187	15,886	126,001
Asia Pacific	42,714	20,000	5,524	68,238
Other	7,126	15,228	3,108	25,462
	$186,743	$135,901	$49,640	$372,284

The Company’s product revenue from its direct sales program and from indirect sales through its channel partner program for the three and six months ended June 30, 2025 and 2024 was as follows (in thousands):

	Three months ended		Six months ended
	June 30,	June 30,	June 30,	June 30,
	2025	2024	2025	2024
Indirect sales through channel partner program	$38,988	$31,282	$61,723	$76,957
Direct sales	76,069	67,851	135,325	109,786
	$115,057	$99,133	$197,048	$186,743

RIBBON COMMUNICATIONS INC.

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

The Company’s product revenue from sales to enterprise customers and from sales to service provider customers for the three and six months ended June 30, 2025 and 2024 was as follows (in thousands):

	Three months ended		Six months ended
	June 30,	June 30,	June 30,	June 30,
	2025	2024	2025	2024
Sales to enterprise customers	$39,052	$38,040	$62,284	$75,910
Sales to service provider customers	76,005	61,093	134,764	110,833
	$115,057	$99,133	$197,048	$186,743

The Company’s product revenue and service revenue components by segment for the three and six months ended June 30, 2025 and 2024 were as follows (in thousands):

	Three months ended		Six months ended
	June 30,	June 30,	June 30,	June 30,
	2025	2024	2025	2024
Product revenue:
Cloud and Edge	$56,112	$39,586	$87,973	$71,099
IP Optical Networks	58,945	59,547	109,075	115,644
Total product revenue	$115,057	$99,133	$197,048	$186,743

Service revenue:
Maintenance:
Cloud and Edge	$51,816	$52,663	$102,584	$105,859
IP Optical Networks	16,481	14,857	32,135	30,042
Total maintenance revenue	68,297	67,520	134,719	135,901
Professional services:
Cloud and Edge	29,120	18,306	54,082	35,266
IP Optical Networks	8,109	7,661	16,013	14,374
Total professional services revenue	37,229	25,967	70,095	49,640
Total service revenue	$105,526	$93,487	$204,814	$185,541

Revenue Contract Balances

The timing of revenue recognition, billings and cash collections results in billed accounts receivable, unbilled receivables, which are contract assets, and customer advances and deposits, which are contract liabilities, in the Company’s condensed consolidated balance sheets. Amounts are billed as work progresses in accordance with agreed-upon contractual terms, either at periodic intervals or upon achievement of contractual milestones. Billing may occur subsequent to revenue recognition, resulting in contract assets. The Company may receive advances or deposits from its customers before revenue is recognized, resulting in contract liabilities which are classified as deferred revenue. These assets and liabilities are reported in the Company’s condensed consolidated balance sheets on a contract-by-contract basis as of the end of each reporting period. Changes in the contract asset and liability balances during the six months ended June 30, 2025 were not materially impacted by any factors other than billing and revenue recognition. Nearly all of the Company’s deferred revenue balance is related to services revenue, primarily customer support contracts. Unbilled receivables stem primarily from engagements where services have been performed; however, billing cannot occur until services are completed.

In some arrangements, the Company allows customers to pay for term-based software licenses and products over the term of the software license. The Company also sells SaaS-based software under subscription arrangements, with

RIBBON COMMUNICATIONS INC.

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

payment terms over the term of the SaaS agreement. Amounts recognized as revenue in excess of amounts billed are recorded as unbilled receivables. Unbilled receivables that are anticipated to be invoiced in the next twelve months are included in Accounts receivable on the Company’s condensed consolidated balance sheets. The changes in the Company’s accounts receivable, unbilled receivables and deferred revenue balances for the six months ended June 30, 2025 were as follows (in thousands):

		Unbilled	Deferred	Deferred
	Accounts	accounts	revenue	revenue
	receivable	receivable	(current)	(long-term)
Balance at January 1, 2025	$176,575	$78,143	$119,295	$20,991
Increase (decrease), net	1,109	(6,467)	(4,083)	10,758
Balance at June 30, 2025	$177,684	$71,676	$115,212	$31,749

The Company recognized approximately $75 million of revenue in the six months ended June 30, 2025 that was recorded as deferred revenue at December 31, 2024 and approximately $78 million of revenue in the six months ended June 30, 2024 that was recorded as deferred revenue at December 31, 2023. Of the Company’s deferred revenue reported as long-term in its condensed consolidated balance sheet at June 30, 2025, the Company expects that approximately $10 million will be recognized as revenue in 2026, approximately $9 million will be recognized as revenue in 2027 and approximately $13 million will be recognized as revenue in 2028 and beyond.

The Company applies the optional exemption of not disclosing the transaction price allocated to the remaining performance obligation for its contracts with an original duration of less than one year. In 2024, the Company entered into a contract with an existing customer that has revenue allocated to remaining performance obligations, which includes unearned revenue and amounts that will be invoiced and recognized as revenue in future periods of approximately $235 million and $285 million as of June 30, 2025 and December 31, 2024, respectively.  At this time, the Company expects to recognize the majority of the revenue related to this contract in the years 2025 through 2028.

All freight-related customer invoicing is recorded as revenue, while the shipping and handling costs that occur after control of the promised goods or services transfer to the customer are reported as fulfillment costs, a component of Cost of revenue - product in the Company’s condensed consolidated statements of operations.

Deferred Commissions Cost

Sales commissions earned by the Company’s employees are considered incremental and recoverable costs of obtaining a contract with a customer. These costs have been deferred on our condensed consolidated balance sheet and are being amortized over the expected life of the customer contract, which is generally five years. At June 30, 2025 and December 31, 2024, the Company had $2.2 million and $2.8 million of deferred sales commissions capitalized, respectively.

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

The tables below present significant segment expenses regularly reviewed by the CODM for the three and six months ended June 30, 2025 and 2024 (in thousands):

RIBBON COMMUNICATIONS INC.

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

	Three months ended		Six months ended
	June 30,	June 30,	June 30,	June 30,
	2025	2024	2025	2024
Segment revenue:
Cloud and Edge	$137,048	$110,555	$244,639	$212,224
IP Optical Networks	83,535	82,065	157,223	160,060
Revenue	$220,583	$192,620	$401,862	$372,284

	Three months ended		Six months ended
	June 30,	June 30,	June 30,	June 30,
	2025	2024	2025	2024
Segment adjusted gross profit:
Cloud and Edge	$84,854	$72,946	$152,150	$140,065
IP Optical Networks	29,961	31,791	50,775	63,756
Total segment adjusted gross profit	114,815	104,737	202,925	203,821

Reconciliation of segment adjusted gross profit to gross profit and loss before income taxes
Stock-based compensation expense	(231)	(338)	(583)	(916)
Amortization of acquired technology	(5,277)	(6,532)	(10,665)	(13,083)
Gross profit	109,307	97,867	191,677	189,822

Research and development expense	44,696	43,489	88,264	89,252
Sales and marketing expense	32,536	32,984	64,324	67,700
General and administrative expense	16,630	14,901	31,758	30,092
Amortization of acquired intangible assets	5,975	6,508	12,130	13,214
Acquisition-, disposal- and integration-related expense	3,898	—	3,898	—
Restructuring and related expense	1,346	1,920	6,687	4,985
Interest expense, net	10,977	3,879	21,477	9,866
Other (expense) income, net	2,159	9,503	(970)	17,016
Loss before income taxes	$(8,910)	$(15,317)	$(35,891)	$(42,303)

	Three months ended		Six months ended
	June 30,	June 30,	June 30,	June 30,
	2025	2024	2025	2024
Segment depreciation expense:
Cloud and Edge	$2,399	$2,324	$4,752	$4,657
IP Optical Networks	1,889	1,052	3,005	2,113
Depreciation expense	$4,288	$3,376	$7,757	$6,770

(14) MAJOR CUSTOMERS

The following customer contributed 10% or more of the Company’s revenue in the three and six months ended June 30, 2025 and 2024:

	Three months ended		Six months ended
	June 30,	June 30,	June 30,	June 30,
	2025	2024	2025	2024
Verizon Communications Inc.	21%	12%	18%	11%

RIBBON COMMUNICATIONS INC.

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

At June 30, 2025 and December 31, 2024, no customer accounted for 10% or more of the Company’s accounts receivable balance. The Company performs ongoing credit evaluations of its customers and generally does not require collateral on accounts receivable. The Company maintains an allowance for doubtful accounts and such losses have historically been within management’s expectations.

(15) COMMON STOCK REPURCHASES

In the second quarter of 2025, the Company's Board of Directors approved a program to repurchase up to $50 million of the Company’s common stock (the “2025 Repurchase Program” or the “Repurchase Program”). Commencing on June 5, 2025 and continuing through December 31, 2027, the Repurchase Program is being funded with cash on hand or cash generated from operations. During the quarter ended June 30, 2025, the Company used $2.3 million, including transaction fees, to repurchase and retire 0.6 million shares of its common stock under the Repurchase Program, with $47.7 million remaining for future repurchases as of June 30, 2025.

(16) STOCK-BASED COMPENSATION PLANS

The Company grants stock-based compensation to employees, officers and non-employee directors, as well as consultants and advisors of the Company and its subsidiaries under its 2025 Incentive Award Plan (the “2025 Plan”) which provides for the award of stock options, stock appreciation rights ("SARs"), restricted stock awards ("RSAs"), performance-based stock awards ("PSAs"), restricted stock units ("RSUs"), performance1based stock units ("PSUs") and other stock- or cash-based awards. The 2025 Plan, approved by the Company’s stockholders at the annual meeting held on May 28, 2025 (the “2025 Annual Meeting”), permits the Company to grant awards of up to (i) 14 million new shares of its common stock, plus (ii) 2,180,307 shares of its common stock previously reserved for issuance by the Company’s Amended and Restated 2019 Incentive Award Plan plus that number of shares of its common stock subject to awards granted under certain prior plans which become available for grant under the 2025 Plan.

At the 2025 Annual Meeting, the Company's stockholders also approved an amendment to the Company’s Restated Certificate of Incorporation, as amended, to increase the number of authorized shares of its common stock by 150 million shares to a total of 390 million shares.

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

RIBBON COMMUNICATIONS INC.

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

Restricted Stock Units

The activity related to the Company’s RSUs for the six months ended June 30, 2025 was as follows:

		Weighted
		Average
		Grant Date
	Shares	Fair Value
Unvested balance at January 1, 2025	3,997,108	$3.04
Granted	7,443,156	$3.63
Vested	(2,621,202)	$3.08
Forfeited	(68,081)	$3.31
Unvested balance at June 30, 2025	8,750,981	$3.53

The total grant date fair value of shares of restricted stock underlying RSUs that vested during the six months ended June 30, 2025 was $8.1 million.

Performance-Based Stock Units

The activity related to the Company’s PSUs for the six months ended June 30, 2025 was as follows:

		Weighted
		Average
		Grant Date
	Shares	Fair Value
Unvested balance at January 1, 2025	3,605,892	$3.75
Granted	1,837,965	$4.20
Vested	(381,177)	$3.57
Forfeited	(260,786)	$3.03
Unvested balance at June 30, 2025	4,801,894	$3.97

The total grant date fair value of shares of restricted stock underlying PSUs that vested during the six months ended June 30, 2025 was $1.4 million.

RIBBON COMMUNICATIONS INC.

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

Stock-Based Compensation

The condensed consolidated statements of operations include stock-based compensation for the three and six months ended June 30, 2025 and 2024 as follows (in thousands):

	Three months ended		Six months ended
	June 30,	June 30,	June 30,	June 30,
	2025	2024	2025	2024
Product cost of revenue	$33	$64	$99	$170
Service cost of revenue	198	274	484	746
Research and development	455	616	1,180	1,684
Sales and marketing	1,066	954	2,239	2,111
General and administrative	2,725	1,586	4,773	3,305
	$4,477	$3,494	$8,775	$8,016

At June 30, 2025, there was $34.8 million, net of expected forfeitures, of unrecognized stock-based compensation expense related to unvested RSUs and PSUs. This expense is expected to be recognized over a weighted average period of approximately two years.

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

Right-of-use assets and lease liabilities are initially measured based on the present value of the future minimum fixed lease payments (i.e., fixed payments in the lease contract) over the lease term at the commencement date. As the Company’s existing leases do not have a readily determinable implicit rate, the Company uses its incremental borrowing rate based on the information available at the commencement date in determining the present value of future minimum fixed lease payments. The Company calculates its incremental borrowing rate to reflect the interest rate that it would have to pay to borrow on a collateralized basis an amount equal to the lease payments in a similar economic environment over a similar term and considers its historical borrowing activities and market data from entities with comparable credit ratings in this determination. The measurement of the right-of-use asset also includes any lease payments made prior to the commencement date (excluding any lease incentives) and initial direct costs incurred. The Company assessed its right-of-use assets for impairment as of June 30, 2025 and December 31, 2024 and determined no impairment has occurred.

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

Certain leased facilities are being partially or fully vacated as part of the 2022 Restructuring Plan and for some of those facilities, the Company has no plans to enter into sublease agreements. Accordingly, the Company may accelerate the amortization of those lease assets through the planned cease-use date of each facility, resulting in additional amortization expense. No such accelerated amortization was recorded in the three and six months ended June 30, 2025 or 2024. The Company did not record estimated future variable lease costs in the three and six months ended June 30, 2025 or 2024 related to the 2022 Restructuring Plan.

All incremental accelerated amortization and accruals for estimated future variable costs are included in Restructuring and related expense in the Company’s condensed consolidated statements of operations. At June 30, 2025 and December 31, 2024, the Company had accruals of $0.9 million and $1.1 million, respectively, for all future anticipated variable lease costs related to these facilities. The Company may incur additional future expense if it is unable to sublease other locations included in the Facilities Initiative.

The Company leases its corporate offices and other facilities under operating leases, which expire at various times through 2036.

The Company’s right-of-use lease assets and lease liabilities at June 30, 2025 and December 31, 2024 were as follows (in thousands):

		June 30,	December 31,
	Classification	2025	2024
Assets:
Operating lease assets	Operating lease right-of-use assets	$47,383	$34,544

Liabilities:
Current Operating	Operating lease liabilities	$10,816	$9,443
Non-Current Operating	Operating lease liabilities, net of current	62,063	37,376
Total Operating lease liabilities		$72,879	$46,819

RIBBON COMMUNICATIONS INC.

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

The components of lease expense for the three and six months ended June 30, 2025 and 2024 were as follows (in thousands):

	Three months ended		Six months ended
	June 30,	June 30,	June 30,	June 30,
	2025	2024	2025	2024
Operating lease cost*	$3,597	$4,107	$6,822	$8,306
Short-term lease cost	3,553	3,413	7,080	6,854
Variable lease costs (costs excluded from minimum fixed lease payments)**	867	828	1,739	1,683
Sublease income	(96)	(217)	(216)	(477)
Net lease cost	$7,921	$8,131	$15,425	$16,366
*	No accelerated amortization was recorded in the three and six months ended June 30, 2025 or 2024.
**

No variable lease costs were accrued in the three and six months ended June 30, 2025 or 2024 for future estimated variable expenses related to certain assets partially or fully vacated with no intent or ability to sublease.

Cash flows related to the Company’s leases included in the measurement of operating lease liabilities were classified as operating cash flows and totaled $7.7 million and $9.4 million in the six months ended June 30, 2025 and 2024, respectively.

The Company’s non-cash investing and financing activities in the six months ended June 30, 2025 and 2024 related to the addition of operating leases resulted in right-of-use assets (“ROUs”) obtained in exchange for lease obligations of $17.3 million and $1.6 million, respectively, and operating lease liabilities recorded of $28.0 million and $1.6 million, respectively.

Other information related to the Company’s leases as of June 30, 2025 and December 31, 2024 was as follows (in thousands):

	June 30,	December 31,
	2025	2024
Weighted average remaining lease term (years):
Operating leases	7.23	5.35
Weighted average discount rate:
Operating leases	9.36%	7.73%

Future minimum fixed lease payments under noncancelable leases at June 30, 2025 were as follows (in thousands):

Operating
leases
Remainder of 2025	$8,504
2026	16,895
2027	15,642
2028	12,988
2029	10,593
2030 and beyond	38,063
Total lease payments	102,685
Less: interest	(29,806)
Present value of lease liabilities	$72,879

RIBBON COMMUNICATIONS INC.

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

(18) INCOME TAXES

The Company recorded income tax provisions of $1.4 million and $4.9 million in the six months ended June 30, 2025 and 2024, respectively. These amounts reflect the Company’s estimates of the effective rates expected to be applicable for the respective full years, adjusted for any discrete events, which are recorded in the period in which they occur. These estimates are reevaluated each quarter based on the Company’s estimated tax expense for the full fiscal year. The estimated effective tax rate includes the impact of valuation allowances in various jurisdictions. The Company intends to continue to maintain a valuation allowance on its deferred tax assets until there is sufficient evidence to support the reversal of all or some portion of the respective allowances.

(19) RELATED PARTIES

The Company recognized revenue from its largest stockholder of $1.3 million and $1.5 million in the three months ended June 30, 2025 and 2024, respectively, and $3.0 million in both the six months ended June 30, 2025 and 2024. Also, the Company’s accounts receivable from its largest stockholder totaled $3.8 million and $5.5 million as of June 30, 2025 and December 31, 2024, respectively. In addition, certain related party stockholders participated in the Private Placement described in Note 11.

(20) COMMITMENTS AND CONTINGENCIES

Contingencies

Liabilities for Royalty Payments to the IIA

Prior to the Company’s acquisition of ECI Telecom Group Ltd. ("ECI"), ECI had received research and development grants from the Office of the Innovation Authority of the Israeli Ministry of Economics (the "IIA"). The Company assumed ECI’s contract with the IIA, which requires the Company to pay royalties to the IIA on proceeds from the sale of products which the Israeli government has supported by way of research and development grants. The royalties for grants prior to 2017 were calculated at the rates of 1.3% to 5.0% of the aggregated proceeds from the sale of such products developed at certain of the Company’s R&D centers, up to an amount not exceeding 100% of such grants plus interest at LIBOR. Effective for grants approved in 2017 and effective through 2023, interest was calculated at the higher of LIBOR plus 1.5% to 2.75%. For grants approved in 2024 and thereafter, interest is calculated based on SOFR. At June 30, 2025, the Company had $1.3 million of unpaid royalties accrued. The Company’s maximum possible future royalties commitment at June 30, 2025 of $12.8 million, including interest of $0.8 million, was based upon estimates of future sales of product and services and the grants received from the IIA not yet repaid.

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

Charter Complaint. On September 19, 2022, Charter Communications Operating, LLC (“Charter”) filed two complaints against two of our subsidiaries (Sonus Networks, Inc. and Ribbon Communications Operating Company, Inc.) alleging breach of contract with respect to indemnification obligations purportedly owed to Charter in

RIBBON COMMUNICATIONS INC.

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

connection with Charter’s legal dispute with Sprint Communications Company L.P., which was settled by Charter in March 2022. One complaint was filed in the Supreme Court of the State of New York, in New York County; the second complaint was filed by Charter as well as co-plaintiffs Charter Communications Holding Company, LLC and Bright House Networks, LLC, in the Superior Court of the State of Delaware in and for New Castle County. In both complaints, Charter is seeking monetary damages. The Company filed its answer to the first complaint file in New York on December 7, 2022 and to the second complaint filed in Delaware on January 9, 2023. On May 14, 2025, the Delaware court granted our dispositive motion for summary judgement and denied Charter’s motion for partial summary judgement. The Delaware court’s ruling ended the case in Delaware at the trial level. Charter has appealed the Delaware court’s ruling and briefing on the appeal is underway. Discovery remains on-going in the New York case. No trial date has been set for the case in New York.

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

Key Trends and Economic Factors Affecting Ribbon

Tariffs. The United States has implemented, or threatened to implement, tariffs on products imported into the United States from numerous countries, including Mexico, Canada, China, Taiwan, Thailand and the European Union, amongst others. Many of these countries have implemented, or have threatened to implement, reciprocal tariffs in response. We maintain a global supply chain with our contract manufacturing partners located outside of the United States in several different countries. While the announced tariffs have not had a material impact on our business to date, the proposed tariffs, including exemptions under existing trade agreements or otherwise are continuing to evolve and could result in additional expenses for products we import into the United States. In addition, the economic uncertainty caused by the tariffs may result in customers delaying planned purchases of products and services.

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

Financial Overview

Financial Results

We reported income from operations of $4.2 million and a loss from operations of $1.9 million for the three months ended June 30, 2025 and 2024, respectively. We reported a loss from operations of $15.4 million for each of the six months ended June 30, 2025 and 2024.

Our revenue was $220.6 million and $192.6 million in the three months ended June 30, 2025 and 2024, respectively. Our gross profit and gross margin were $109.3 million and 49.6%, respectively, in the three months ended June 30, 2025, and $97.9 million and 50.8%, respectively, in the three months ended June 30, 2024. The higher revenue in the three months ended June 30, 2025 compared to 2024 is due to $26.5 million of higher overall Cloud and Edge revenue and $1.5 million of higher IP Optical Networks sales. The higher Cloud and Edge revenue was attributable to $16.5 million of higher product sales and $10.8 million of higher sales of professional services, partially offset by $0.8 million of lower maintenance revenue. The higher IP Optical Networks revenue was primarily due to higher maintenance revenue. Our revenue was $401.9 million and $372.3 million in the six months ended June 30, 2025 and 2024, respectively. Our gross profit and gross margin were $191.7 million and 47.7%, respectively, in the six months ended June 30, 2025, and $189.8 million and 51.0%, respectively, in the six months ended June 30, 2024. The higher revenue in the six months ended June 30, 2025 compared to 2024 is due to $32.4 million of higher overall Cloud and Edge revenue, partially offset by $2.8 million of lower IP Optical Networks sales. The higher Cloud and Edge revenue was attributable to $18.8 million of higher sales of professional services and $16.9 million of higher product sales, partially offset by $3.3 million of lower maintenance revenue. The lower IP Optical Networks revenue was due to $6.6 million of lower product sales, partially offset by $2.1 million of higher maintenance revenue and $1.6 million of higher sales of professional services.

Revenue from our Cloud and Edge segment was $137.0 million and $110.6 million in the three months ended June 30, 2025 and 2024, respectively. Gross profit and gross margin for this segment were $83.7 million and 61.1%, respectively, in the three months ended June 30, 2025, and $70.4 million and 63.7%, respectively, in the three months ended June 30, 2024. Revenue from our Cloud and Edge segment was $244.6 million and $212.2 million in the six months ended June 30, 2025 and 2024, respectively. Gross profit and gross margin for this segment were $149.8 million and 61.2%, respectively, in the six months ended June 30, 2025, and $134.9 million and 63.6%, respectively, in the six months ended June 30, 2024.

Revenue from our IP Optical Networks segment was $83.5 million and $82.1 million in the three months ended June 30, 2025 and 2024, respectively. Gross profit and gross margin for this segment were $25.6 million and 30.6%, respectively, in the three months ended June 30, 2025, and $27.4 million and 33.4%, respectively, in the three months ended June 30, 2024. Revenue from our IP Optical Networks segment was $157.2 million and $160.1 million in the six months ended June 30, 2025 and 2024, respectively. Gross profit and gross margin for this segment were $41.8 million and 26.6%, respectively, in the six months ended June 30, 2025, and $55.0 million and 34.3%, respectively, in the six months ended June 30, 2024.

Our operating expenses were $105.1 million and $99.8 million in the three months ended June 30, 2025 and 2024, respectively, and $207.1 million and $205.2 million in the six months ended June 30, 2025 and 2024, respectively. The increased operating expenses are primarily attributable to $3.9 million of legal and professional fees recorded in 2025 associated with contemplated corporate development activities, and slightly higher general and administrative expenses, partially offset by lower sales and marketing expense. Operating expenses for the three months ended June 30, 2025 included $6.0 million of amortization of acquired intangible assets, $3.9 million of acquisition-, disposal- and integration-related expense and $1.3 million of restructuring and related expense. Operating expenses for the three months ended June 30, 2024 included $6.5 million of amortization of acquired intangible assets, and $1.9 million of restructuring and related expense. Operating expenses for the six months ended June 30, 2025 included $12.1 million of amortization of acquired intangible assets, $3.9 million of acquisition-, disposal- and integration-related expense and $6.7 million of restructuring and related expense. Operating expenses for the six months ended June 30, 2024 included $13.2 million of amortization of acquired intangible assets, and $5.0 million of restructuring and related expense.

We recorded stock-based compensation expense of $4.5 million and $3.5 million in the three months ended June 30, 2025 and 2024, respectively, and $8.8 million and $8.0 million in the six months ended June 30, 2025 and 2024, respectively. These amounts are included as components of both Cost of revenue and Operating expenses in our condensed consolidated statements of operations.

See "Results of Operations" in this MD&A for a discussion of the changes in our revenue and expenses for three and six months ended June 30, 2025 compared to three and six months ended June 30, 2024.

Restructuring and Cost Reduction Initiatives

During the first quarter of 2025, our President and CEO approved a strategic restructuring program (the "2025 Restructuring Plan") that consists of workforce reductions in certain of our operating locations to correspond with current sales levels in those areas. Any potential positions eliminated in countries outside the United States are subject to local law and consultation requirements. In connection with the 2025 Restructuring Plan, we recorded restructuring and related expense of $0.2 million and $2.6 million in three and six months ended June 30, 2025. We anticipate that we will record additional expense in 2025 for workforce reductions in connection with the 2025 Restructuring Plan.

In February 2022, our Board of Directors approved a strategic restructuring program (the "2022 Restructuring Plan") to streamline our operations in order to support our investment in critical growth areas. The 2022 Restructuring Plan includes, among other things, charges related to a consolidation of facilities and a workforce reduction. Any positions eliminated in countries outside the United States are subject to local law and consultation requirements. In connection with the 2022 Restructuring Plan, we recorded restructuring and related expense of $1.2 million and

$4.3 million in the three and six months ended June 30, 2025, respectively, for variable and other facilities-related costs. We anticipate that we will record approximately $2 million of expense in the remainder of 2025 related to the 2022 Restructuring Plan.

For facilities that are part of a restructuring plan, for which we have no intent or ability to enter into a sublease, we recognize accelerated rent amortization over the period from the date that we commence the plan to fully or partially vacate a facility through the final vacate date. We did not record accelerated rent amortization in the three and six months ended June 30, 2025 or 2024. We continue to evaluate our properties included in our restructuring plans for accelerated amortization and/or right-of-use asset impairment. We may incur additional expense in the future if we are unable to sublease other locations included in these initiatives.

Critical Accounting Policies and Estimates

This MD&A is based upon our condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. We base our estimates and judgments on historical experience, knowledge of current conditions and beliefs of what could occur in the future given available information. We consider certain accounting policies to be both those most important to the portrayal of our financial condition and those that require the most subjective judgment. The significant accounting policies that we believe are the most critical include revenue recognition, the valuation of inventory, warranty accruals, loss contingencies and reserves, stock-based compensation, the Preferred Stock and Warrants, business combinations, goodwill and intangible assets, accounting for leases, and accounting for income taxes. If actual results differ significantly from management’s estimates and projections, there could be a material effect on our condensed consolidated financial statements. There were no significant changes to our critical accounting policies from January 1, 2025 through June 30, 2025. For a further discussion of our critical accounting policies and estimates, please refer to our Annual Report on Form 10-K for the year ended December 31, 2024.

Results of Operations

Three and six months ended June 30, 2025 and 2024

Revenue. Revenue for three and six months ended June 30, 2025 and 2024 was as follows (in thousands, except percentages):

			Increase
	Three months ended		from prior year
	June 30,	June 30,
	2025	2024	$	%
Product	$115,057	$99,133	$15,924	16.1%
Service	105,526	93,487	12,039	12.9%
Total revenue	$220,583	$192,620	$27,963	14.5%

			Increase
	Six months ended		from prior year
	June 30,	June 30,
	2025	2024	$	%
Product	$197,048	$186,743	$10,305	5.5%
Service	204,814	185,541	19,273	10.4%
Total revenue	$401,862	$372,284	$29,578	7.9%

Segment revenue for the three and six months ended June 30, 2025 and 2024 was as follows (in thousands):

	Three months ended June 30, 2025			Three months ended June 30, 2024
	Cloud and	IP Optical		Cloud and	IP Optical
	Edge	Networks	Total	Edge	Networks	Total
Product	$56,112	$58,945	$115,057	$39,586	$59,547	$99,133
Service	80,936	24,590	105,526	70,969	22,518	93,487
Total revenue	$137,048	$83,535	$220,583	$110,555	$82,065	$192,620

	Six months ended June 30, 2025			Six months ended June 30, 2024
	Cloud and	IP Optical		Cloud and	IP Optical
	Edge	Networks	Total	Edge	Networks	Total
Product	$87,973	$109,075	$197,048	$71,099	$115,644	$186,743
Service	156,666	48,148	204,814	141,125	44,416	185,541
Total revenue	$244,639	$157,223	$401,862	$212,224	$160,060	$372,284

The increase in our product revenue in the three months ended June 30, 2025 compared to the three months ended June 30, 2024 was the result of $17 million of higher sales of our Cloud and Edge products, partially offset by a slight decrease in sales of IP Optical Networks products. The increase in our product revenue in the six months ended June 30, 2025 compared to the six months ended June 30, 2024 was the result of $17 million of higher sales of our Cloud and Edge products, partially offset by a $7 million decrease in sales of IP Optical Networks products. The increase in revenue from the sale of Cloud and Edge products was primarily attributable to U.S. service providers and Federal agencies. The decrease in sales of IP Optical Networks products was primarily due to lower sales in Eastern Europe, partially offset by higher sales in India and the United States.

Revenue from sales to enterprise customers was 34% and 38% of our product revenue in the three months ended June 30, 2025 and 2024, respectively. These sales were made through both our direct sales team and indirect sales channel partners. Revenue from sales to enterprise customers was 32% and 41% of our product revenue in the six months ended June 30, 2025 and 2024, respectively. The decrease in enterprise sales primarily reflects lower sales of our products to Federal agencies and other enterprise customers.

Revenue from indirect sales through our channel partner program was 34% and 32% of our product revenue in the three months ended June 30, 2025 and 2024 and 31% and 41% of our product revenue in the six months ended June 30, 2025 and 2024, respectively. The decrease in channel sales in the six months ended June 30, 2025 primarily reflects lower sales of products to Federal agencies and other enterprise customers.

The timing of the completion of customer projects and revenue recognition criteria satisfaction may cause our product revenue to fluctuate from one period to the next.

Service revenue is primarily comprised of software and hardware maintenance and support (“maintenance revenue”) and network design, installation and other professional services (“professional services revenue”).

Service revenue for the three and six months ended June 30, 2025 and 2024 was comprised of the following (in thousands, except percentages):

			Increase
	Three months ended		from prior year
	June 30,	June 30,
	2025	2024	$	%
Maintenance	$68,297	$67,520	$777	1.2%
Professional services	37,229	25,967	11,262	43.4%
Total service revenue	$105,526	$93,487	$12,039	12.9%

			Increase/(decrease)
	Six months ended		from prior year
	June 30,	June 30,
	2025	2024	$	%
Maintenance	$134,719	$135,901	$(1,182)	(0.9)%
Professional services	70,095	49,640	20,455	41.2%
Total service revenue	$204,814	$185,541	$19,273	10.4%

Segment service revenue for the three and six months ended June 30, 2025 and 2024 was comprised of the following (in thousands):

	Three months ended June 30, 2025			Three months ended June 30, 2024
	Cloud and	IP Optical		Cloud and	IP Optical
	Edge	Networks	Total	Edge	Networks	Total
Maintenance	$51,816	$16,481	$68,297	$52,663	$14,857	$67,520
Professional services	29,120	8,109	37,229	18,306	7,661	25,967
Total service revenue	$80,936	$24,590	$105,526	$70,969	$22,518	$93,487

	Six months ended June 30, 2025			Six months ended June 30, 2024
	Cloud and	IP Optical		Cloud and	IP Optical
	Edge	Networks	Total	Edge	Networks	Total
Maintenance	$102,584	$32,135	$134,719	$105,859	$30,042	$135,901
Professional services	54,082	16,013	70,095	35,266	14,374	49,640
Total service revenue	$156,666	$48,148	$204,814	$141,125	$44,416	$185,541

Total service revenue was higher in the three and six months ended June 30, 2025 compared to the same periods in 2024 due to increased revenue in both of our segments. Total service revenue for the three months ended June 30, 2025 compared to 2024 increased by $10 million and $2 million in our Cloud and Edge and IP Optical Networks segments, respectively. Total service revenue for the six months ended June 30, 2025 compared to 2024 increased by $15 million and $4 million in our Cloud and Edge and IP Optical Networks segments, respectively.

Maintenance revenue was relatively flat in the three and six months ended June 30, 2025 compared to the same periods in 2024 due to lower revenue in our Cloud and Edge segment, partially offset by higher revenue in our IP Optical Networks segment. The decrease in Cloud and Edge maintenance revenue is due to modestly lower renewal rates from decommissioning some older legacy equipment with several customers. The higher maintenance revenue in our IP Optical Networks segment is due to the effect of cumulative growth in product revenues over the years leading to a larger Installed Base that requires our ongoing support primarily in North America and Europe.

Professional services revenue was higher in the three and six months ended June 30, 2025 compared to the same periods in 2024 due to growth in both of our segments. Our Cloud and Edge segment’s growth was due to sales of professional services to U.S. service providers, primarily for voice modernization projects with Verizon. Our IP Optical

Networks segment experienced growth of sales of services primarily in the region of Europe, the Middle East and Africa ( “EMEA”), India, and North America.

The following customer contributed 10% or more of our revenue in the three and six months ended June 30, 2025 and 2024:

	Three months ended		Six months ended
	June 30,	June 30,	June 30,	June 30,
Customer	2025	2024	2025	2024
Verizon Communications Inc.	21%	12%	18%	11%

Revenue earned from customers domiciled outside the United States was 47% and 58% in the three months ended June 30, 2025 and 2024, respectively, and 51% and 59% of revenue in the six months ended June 30, 2025 and 2024, respectively. Our U.S. revenue is increasing due to higher sales into the U.S. market from both of our segments. Due to the timing of project completions, we expect that the domestic and international components as a percentage of our revenue may fluctuate from quarter to quarter and year to year.

Our deferred product revenue was $12 million and $14 million at June 30, 2025 and December 31, 2024, respectively. Our deferred service revenue was $135 million and $126 million at June 30, 2025 and December 31, 2024, respectively. Our deferred revenue balance may fluctuate as a result of the timing of revenue recognition, customer payments, maintenance contract renewals, contractual billing rights and maintenance revenue deferrals included in multiple element arrangements.

We expect that our total revenue in 2025 will increase compared to our revenue in 2024 due to growth in Cloud & Edge segment sales, particularly with the increased purchases from Verizon as part of a voice modernization project, as well as growth in IP Optical segment sales. From a regional perspective, we anticipate continued IP Optical revenue growth in 2025 from North America, EMEA and India. In the Cloud & Edge segment, we expect continued revenue growth from Enterprise customers, as well as from higher U.S. service provider spending.

Cost of Revenue/Gross Margin. Our cost of revenue consists primarily of amounts paid to third-party manufacturers for purchased materials and services, royalties, amortization of acquired technology, inventory valuation adjustments, warranty costs, and manufacturing and services personnel and related costs. Our cost of revenue, gross profit and gross margin for the three and six months ended June 30, 2025 and 2024 were as follows (in thousands, except percentages):

			Increase/(decrease)
	Three months ended		from prior year
	June 30,	June 30,
	2025	2024	$	%
Cost of revenue:
Product	$66,746	$54,845	11,901	21.7%
Service	39,253	33,376	5,877	17.6%
Amortization of acquired technology	5,277	6,532	(1,255)	(19.2)%
Total cost of revenue	$111,276	$94,753	16,523	17.4%

Gross profit	$109,307	$97,867	$11,440	11.7%
Gross margin	49.6%	50.8%

			Increase/(decrease)
	Six months ended		from prior year
	June 30,	June 30,
	2025	2024	$	%
Cost of revenue:
Product	$124,639	$100,639	24,000	23.8%
Service	74,881	68,740	6,141	8.9%
Amortization of acquired technology	10,665	13,083	(2,418)	(18.5)%
Total cost of revenue	$210,185	$182,462	27,723	15.2%

Gross profit	$191,677	$189,822	$1,855	1.0%
Gross margin	47.7%	51.0%

Our segment cost of revenue, gross profit and gross margin for the three and six months ended June 30, 2025 and 2024 were as follows (in thousands, except percentages):

	Three months ended June 30, 2025			Three months ended June 30, 2024
	Cloud and	IP Optical		Cloud and	IP Optical
	Edge	Networks	Total	Edge	Networks	Total
Product	$24,713	$42,033	$66,746	$15,774	$39,071	$54,845
Service	27,679	11,574	39,253	22,105	11,271	33,376
Amortization of acquired technology	949	4,328	5,277	2,235	4,297	6,532
Total cost of revenue	$53,341	$57,935	$111,276	$40,114	$54,639	$94,753

Gross profit	$83,707	$25,600	$109,307	$70,441	$27,426	$97,867
Gross margin	61.1%	30.6%	49.6%	63.7%	33.4%	50.8%

	Six months ended June 30, 2025			Six months ended June 30, 2024
	Cloud and	IP Optical		Cloud and	IP Optical
	Edge	Networks	Total	Edge	Networks	Total
Product	$40,376	$84,263	$124,639	$27,182	$73,457	$100,639
Service	52,533	22,348	74,881	45,709	23,031	68,740
Amortization of acquired technology	1,897	8,768	10,665	4,462	8,621	13,083
Total cost of revenue	$94,806	$115,379	$210,185	$77,353	$105,109	$182,462

Gross profit	$149,833	$41,844	$191,677	$134,871	$54,951	$189,822
Gross margin	61.2%	26.6%	47.7%	63.6%	34.3%	51.0%

Our gross margin was lower as compared to 2024 with a 1% decrease overall in the three months ended June 30, 2025 and a 3% decrease overall in the six months ended June 30, 2025 as a result of lower margins in both of our segments.

The lower margin in the six months ended June 30, 2025 in our IP Optical segment was due to regional mix primarily related to lower sales in Eastern Europe and higher sales in India. The lower margin in our Cloud and Edge segment was primarily attributable to product mix on sales to service providers and enterprise customers, as well as the effect of higher sales of hardware products and professional services, both of which contribute lower gross margins than our software products.

We expect our overall consolidated gross margin to decrease slightly for the full year 2025 compared to 2024 due to higher expected sales in our IP Optical segment, which has lower margins due to the higher hardware content in its products, as well as the higher mix of professional services revenue in our Cloud and Edge segment, which generates lower gross margins than product sales.

Research and Development. R&D expenses consist primarily of salaries and related personnel expenses and prototype costs for the design, development, testing, and enhancement of our products. R&D expenses for the three and six months ended June 30, 2025 and 2024 were as follows (in thousands, except percentages):

			Increase/(decrease)
	June 30,	June 30,	from prior year
	2025	2024	$	%
Three months ended	$44,696	$43,489	$1,207	2.8%
Six months ended	$88,264	$89,252	$(988)	(1.1)%

The increase in our R&D expenses in the three months ended June 30, 2025 compared to the three months ended June 30, 2024 was attributable to higher employee and consulting costs in our Cloud and Edge segment. The decrease in R&D expenses in the six months ended June 30, 2025 compared to 2024 was primarily due to lower costs in our IP Optical Networks segment.

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

Sales and Marketing Expenses. Sales and marketing expenses consist primarily of salaries and related personnel costs, commissions, travel and entertainment expenses, promotions, customer trial and evaluations inventory and other marketing and sales support expenses. Sales and marketing expenses for the three and six months ended June 30, 2025 and 2024 were as follows (in thousands, except percentages):

			Decrease
	June 30,	June 30,	from prior year
	2025	2024	$	%
Three months ended	$32,536	$32,984	$(448)	(1.4)%
Six months ended	$64,324	$67,700	$(3,376)	(5.0)%

The decrease in sales and marketing expenses in 2025 as compared to 2024 was primarily due to lower commissions, partially offset by higher travel expenses.

We believe our sales and marketing expenses will be relatively flat in 2025 as compared to 2024.

General and Administrative Expenses. General and administrative expenses consist primarily of salaries and related personnel costs for executive and administrative personnel, and audit, legal and other professional fees. General and administrative expenses for the three and six months ended June 30, 2025 and 2024 were as follows (in thousands, except percentages):

			Increase
	June 30,	June 30,	from prior year
	2025	2024	$	%
Three months ended	$16,630	$14,901	$1,729	11.6%
Six months ended	$31,758	$30,092	$1,666	5.5%

The increase in general and administrative expenses in the three and six months ended June 30, 2025 compared to the three and six months ended June 30, 2024 was primarily attributable to higher employee related costs and litigation expenses.

We believe that our general and administrative expenses in 2025 will decrease slightly compared to our 2024 levels, primarily due to lower litigation expenses, partially offset by higher employee costs related to annual merit increases.

Amortization of Acquired Intangible Assets included in Operating expenses. Amortization of acquired intangible assets included in Operating expenses ("Opex Amortization") for the three and six months ended June 30, 2025 and 2024 was as follows (in thousands, except percentages):

			Decrease
	June 30,	June 30,	from prior year
	2025	2024	$	%
Three months ended	$5,975	$6,508	$(533)	(8.2)%
Six months ended	$12,130	$13,214	$(1,084)	(8.2)%

Opex Amortization was lower for the three and six months ended June 30, 2025 compared to the three and six months ended June 30, 2024. We record our amortization in relation to expected future cash flows rather than on a straight-line basis. Accordingly, such expense may vary from one period to the next.

Acquisition-, Disposal- and Integration-Related. Acquisition-, disposal- and integration-related expenses include those expenses related to acquisitions and disposals that we would otherwise not have incurred. Acquisition- and disposal-related expenses include professional and services fees, such as legal, audit, consulting, paying agent and other fees. Integration-related expenses represent incremental costs related to combining our systems and processes with those of acquired businesses, such as third-party consulting and other third-party services.

We recorded $3.9 million of acquisition-, disposal- and integration-related expenses in the three and six months ended June 30, 2025 consisting of legal and professional fees associated with contemplated corporate development activities. We recorded no such expenses in 2024.

Restructuring and Related. We have been committed to streamlining our operations and reducing operating costs by closing and consolidating certain facilities and reducing our worldwide workforce. Please see the additional discussion of our restructuring initiatives in the "Restructuring and Cost Reduction Initiatives" section of the Overview of this MD&A.

We recorded restructuring and related expense of $1.3 million and $1.9 million in the three months ended June 30, 2025 and 2024, respectively and $6.7 million and $5.0 million in the six months ended June 30, 2025 and 2024, respectively. Although we have eliminated positions as part of our restructuring initiatives, we continue to hire in certain areas that we believe are important to our future growth.

Interest Expense, Net. Interest expense and interest income for the three and six months ended June 30, 2025 and 2024 were as follows (in thousands, except percentages):

			Increase
	Three months ended		from prior year
	June 30, 2025	June 30, 2024	$	%
Interest income	$322	$48	$274	570.8%
Interest expense	(11,299)	(3,927)	$7,372	187.7%
Interest expense, net	$(10,977)	$(3,879)	$7,098	183.0%

			Increase
	Six months ended		from prior year
	June 30, 2025	June 30, 2024	$	%
Interest income	$580	$154	$426	276.7%
Interest expense	(22,057)	(10,020)	$12,037	120.1%
Interest expense, net	$(21,477)	$(9,866)	$11,611	117.7%

Interest income increased slightly in 2025 as compared to 2024 due to interest earned on a cash investment account established in late 2024. Our interest expense in the three and six months ended June 30, 2025 primarily represents interest, and amortization of debt issuance costs and original issue discount. Our interest expense in the three and six months ended June 30, 2024 primarily represents interest, amortization of debt issuance costs, and the amortization of gains in accumulated other comprehensive (loss) income (“AOCI”) from the sales of our interest rate swap. Interest expense in the three and six months ended June 30, 2025 was higher than same periods in 2024 primarily due to higher margins under our 2024 Term Loan as compared to our 2020 Term Loan, both as defined below, as well as the lack of amortization of gains in AOCI in 2025 from sales of our interest rate swap. These gains in AOCI were fully written off upon the refinancing of the 2020 Term Loan on June 21, 2024.

Other (Expense) Income, Net. We recorded other expense, net of $2.2 million and $9.5 million in the three months ended June 30, 2025 and 2024, respectively. We recorded other income, net of $1.0 million, and other expense, net of $17.0 million in the six months ended June 30, 2025 and 2024, respectively. Other expense, net in the three months ended June 30, 2025 was primarily comprised of foreign currency exchange losses. Other income, net in the six months ended June 30, 2025 was primarily comprised of $1.6 million of fair value adjustments of our Warrants, partially offset by foreign currency exchange losses of $0.6 million. Other expense, net in the three months ended June 30, 2024 was primarily comprised of the fair value adjustment, call premium and accrued dividends related to our Preferred Stock that we redeemed on June 25, 2024. Other expense, net in the six months ended June 30, 2024 was primarily comprised of $5.7 million of fair value adjustments, $2.7 million of accrued dividends and the $1.8 million call premium on our Preferred Stock that we redeemed on June 25, 2024, and foreign currency exchange losses of $2.0 million.

Income Taxes. We recorded income tax provisions of $2.2 million and $1.5 million in the three months ended June 30, 2025 and 2024, respectively, and $1.4 million and $4.9 million in the six months ended June 30, 2025 and 2024, respectively. For the six months ended June 30, 2025, the tax expense included a release of an uncertain tax position of $3.7 million (inclusive of accrued penalties and interest) that was effectively settled upon closure of an audit. These amounts reflect our estimates of the effective rates expected to be applicable for the respective full fiscal years, adjusted for any discrete events, which are recorded in the period that they occur. These estimates are reevaluated each quarter based on our estimated tax rate for the full year. The estimated effective tax rate includes the impact of valuation allowances in various jurisdictions. We intend to continue to maintain a valuation allowance on our deferred tax assets until there is sufficient evidence to support the reversal of all or some portion of the respective allowances.

In October 2021, the Organization for Economic Co-operation and Development (the "OECD") announced the OECD/G20 Inclusive Framework on Base Erosion and Profit Shifting, which agreed to a two-pillar solution to address tax challenges arising from digitalization of the economy. In December 2021, the OECD released Pillar Two Model Rules defining the global minimum tax rules, which contemplate a minimum tax rate of 15% (“Pillar Two”). In addition, the OECD issued administrative guidance providing transition and safe harbor rules that could delay the impact of the minimum tax directive. Certain countries in which we operate have enacted legislation consistent with the OECD model rules effective beginning in 2024. We considered the applicable tax laws in relevant jurisdictions and concluded there was no material effect on our tax provision for the six months ended June 30, 2025. We will continue to evaluate the potential effect of Pillar Two rules on our future reporting periods, but we do not expect Pillar Two to have a significant impact on our results of operations, financial position, or cash flows.

On July 4, 2025, the One Big Beautiful Bill Act (the "Act") was enacted. The Act reinstates bonus depreciation, allows for full expensing of research and development expenses, and increases the limitation of interest deductibility for 2025, amongst many other provisions. We are currently evaluating the impact the Act will have on our taxable position for the 2025 tax year, our results of operations, financial position, and cash flows.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements that have or are reasonably likely to have a current or future material effect on our financial position, changes in financial position, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Liquidity and Capital Resources

Our condensed consolidated statements of cash flows are summarized as follows (in thousands):

	Six months ended
	June 30,	June 30,
	2025	2024	Change
Net loss	$(37,320)	$(47,177)	$9,857
Adjustments to reconcile net loss to cash flows (used in) provided by operating activities	30,690	35,274	(4,584)
Changes in operating assets and liabilities	2,300	15,225	(12,925)
Net cash (used in) provided by operating activities	$(4,330)	$3,322	$(7,652)
Net cash used in investing activities	$(17,831)	$(5,876)	$(11,955)
Net cash (used in) provided by financing activities	$(7,393)	$43,456	$(50,849)

We had cash, cash equivalents, and restricted cash aggregating $62 million and $90 million at June 30, 2025 and December 31, 2024, respectively. We had cash held by our non-U.S. subsidiaries aggregating $25 million and $18 million at June 30, 2025 and December 31, 2024, respectively. If we elect to repatriate all of the funds held by our non-U.S. subsidiaries as of June 30, 2025, we do not believe that the amounts of potential withholding taxes that would arise from the repatriation would have a material effect on our liquidity.

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

At June 30, 2025, we had an outstanding balance under the 2024 Term Loan of $346.5 million at an average interest rate of 10.6%, with no revolver balance and no letters of credit outstanding under our 2024 Credit Facility. We were in compliance with all covenants of the 2024 Credit Facility at both June 30, 2025 and December 31, 2024.

In the course of our business, we use letters of credit, bank guarantees, and surety bonds (collectively, "Guarantees"). We had $9.9 million and $10.9 million of Guarantees under various uncommitted facilities as of June 30, 2025 and December 31, 2024, respectively. We had no letters of credit outstanding under the 2024 Credit Facility as of June 30, 2025 or December 31, 2024. At June 30, 2025 and December 31, 2024, we had cash collateral of $1.8 million and $2.7 million supporting the Guarantees, respectively, which are reported as Restricted cash in our condensed consolidated balance sheets.

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

In two separate transactions during 2022, we sold a total of $60 million of the notional amount of our interest rate swap back to our counterparty for $3.1 million, reducing the notional amount of this swap to $340 million. The gain in Accumulated other comprehensive (loss) income related to these sales totaled $3.1 million and was being released into earnings on a straight-line basis over the remaining term of the 2020 Credit Facility as a decrease to interest expense, the amortization of which totaled $0.4 million in the six months ended June 30, 2024. The remaining unamortized gain in

Accumulated other comprehensive (loss) income of approximately $0.5 million was written off to interest expense in conjunction with the refinancing of the 2020 Credit Facility on June 21, 2024.

In two separate transactions in 2023, we received a total of $19.2 million, consisting of $0.8 million of interest and $18.4 million for the sale of the remaining $340 million notional amount of our swap. The portion of the gain in Accumulated other comprehensive (loss) income related to the term loan debt prepaid on the date of the final sale of our swap totaled $7.3 million and was released into earnings immediately as Other expense, net. The portion of the gain in Accumulated other comprehensive (loss) income related to our remaining term loan debt balance totaled $12.0 million and was being released into earnings on a straight-line basis over the remaining term of the 2020 Credit Facility as a decrease to interest expense beginning in the second quarter of 2023, the amortization of which was $3.0 million for the six months ended June 30, 2024. The remaining unamortized gain in Accumulated other comprehensive (loss) income of $4.4 million was written off to interest expense in conjunction with the refinancing of the 2020 Credit Facility on June 21, 2024.

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

The effective portion of changes in the fair value of designated derivatives that qualify as cash flow hedges is recorded in Accumulated other comprehensive income in the condensed consolidated balance sheet and is subsequently reclassified into earnings in the period that the hedged forecasted transactions affect earnings. Any ineffective portion of the change in the fair value of the derivative would be recognized directly in earnings. However, we recorded no hedge ineffectiveness over the life of our swap. We had no derivative assets or liabilities at June 30, 2025 or December 31, 2024.

In the second quarter of 2025, our Board approved a share repurchase program (the "2025 Repurchase Program" or the “Repurchase Program”) pursuant to which we are authorized to repurchase up to $50 million of our common stock prior to December 31, 2027. We repurchased 0.6 million shares in the quarter ended June 30, 2025, using $2.3 million, with $47.7 million remaining for future repurchases as of June 30, 2025.

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

We used $4.3 million of cash for operating activities in the six months ended June 30, 2025, largely driven by the payment of variable employee compensation, higher inventory and lower accrued expenses and other long-term liabilities. These amounts were partially offset by higher deferred revenue and accounts payable and lower accounts receivable. Our net loss is adjusted for non-cash expenses such as amortization of intangible assets, stock-based compensation, the change in the fair value of our Warrant liability and deferred income tax expense.

Our operating activities provided cash of $3.3 million in the six months ended June 30, 2024. This included a $6.7 million one-time payment of accumulated dividends as a result of our redemption of our Preferred Stock liability on June 25, 2024. Cash provided by operating activities was also affected by lower accounts receivable and other operating assets, certain non-cash expenses such as amortization of intangible assets and stock-based compensation, and the increase in the fair value of our Preferred Stock liability. These amounts were partially offset by our net loss and lower accounts payable, deferred revenue and accrued expenses and other long-term liabilities, higher inventory, and certain non-cash items such as amortization of an accumulated other comprehensive gain related to our interest rate swap and deferred income taxes.

Cash Flows from Investing Activities

Our investing activities used $17.8 million and $5.9 million of cash to purchase property and equipment in the six months ended June 30, 2025 and 2024, respectively. The increase is primarily due to our build out of a new facility in Israel.

Cash Flows from Financing Activities

Our financing activities used $7.4 million of cash in the six months ended June 30, 2025. We paid $1.8 million in principal payments on our 2024 Term Debt, $3.4 million of tax obligations related to the vesting of stock awards and units and $2.3 million for the repurchase and retirement of our common stock under the 2025 Repurchase Program.

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

The rate at which we consume cash is dependent upon the cash needs of our future operations, including our contractual obligations at June 30, 2025, primarily comprised of our debt principal and interest obligations as described above, and our operating lease and purchase obligations. Our operating lease obligations totaled $102.7 million at June 30, 2025, with payments to be made aggregating $8.5 million in the remainder of 2025, $16.9 million in 2026, $15.6 million in 2027 and $61.7 million thereafter. Estimated payments for purchase obligations for the full year 2025 total approximately $96.2 million. We anticipate devoting substantial capital resources to continue our R&D efforts, to maintain our sales, support and marketing, and for other general corporate activities. We believe that our financial resources, along with managing discretionary expenses, will allow us to manage the ongoing impact of inflation on our business operations. Looking ahead, we have developed contingency plans to reduce costs further if the situation deteriorates.

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

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures (“ASU 2023-09”), which increases the disclosure requirements around rate reconciliation information and certain types of income taxes companies are required to pay. ASU 2023-09 will be effective for us beginning with our 2025 annual financial statements. We expect the adoption of the standard will require certain additional income tax disclosure.

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

Item 4.   Controls and Procedures

Disclosure Controls and Procedures

Evaluation of Disclosure Controls and Procedures. Our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")) as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of June 30, 2025.

Changes in Internal Control over Financial Reporting. There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter ended June 30, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II OTHER INFORMATION

Item 1.   Legal Proceedings

We are subject to legal proceedings and claims that have not been fully resolved and that have arisen in the ordinary course of business. Our material legal proceedings are described in Part I, Item 1 of this Form 10-Q in the Notes to the Condensed Consolidated Financial Statements in Note 20, "Commitments and Contingencies," under the heading "Contingencies."

The outcome of litigation is inherently uncertain. If one or more legal matters were resolved against the Company in a reporting period for amounts above management’s expectations, our financial condition and operating results for that reporting period could be materially adversely affected. We settled certain matters during the six months ended June 30, 2025 that did not individually or in the aggregate have a material impact on our financial condition or operating results.

Item 1A.  Risk Factors

Our business faces significant risks and uncertainties, which may have a material adverse effect on our business prospects, financial condition and results of operations, and you should carefully consider them. There have been no material changes in the six months ended June 30, 2025 to the risk factors described in Part I, Item 1A. of our Annual Report on Form 10-K for the year ended December 31, 2024.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

(c)   Issuer Purchases of Equity Securities

The following table provides information with respect to the shares of common stock repurchased by us for the periods indicated:

				Approximate Dollar
			Total Number of	Value of Shares
			Shares Purchased	that May
			as Part of	Yet be Purchased
	Total Number	Average	Publicly	Under
	of Shares	Price Paid	Announced Plans	the Plans
Period	Purchased (1)	per Share	or Programs (2)	or Programs (3)
April 1, 2025 to April 30, 2025	272,304	$3.55	—	$—
May 1, 2025 to May 31, 2025	359,001	$3.62	—	$—
June 1, 2025 to June 30, 2025	50,581	$3.74	572,810	$47,746,588
Total	681,886	$3.60	572,810	$47,746,588
(1)	Upon vesting of restricted stock awards, certain of our employees surrender a portion of the newly vested shares of common stock to satisfy the tax withholding obligations that arise in connection with their vesting. During the second quarter of 2025, 681,886 shares of restricted stock were surrendered.
(2)	In June 2025, we announced a stock repurchase program for the period beginning June 5, 2025 through December 31, 2027, under which our Board of Directors authorized the repurchase of up to $50 million of our common stock at management’s discretion in the open market, in privately negotiated transactions structured through investment banking institutions, or a combination of the foregoing, (the "2025 Repurchase Program" or the “Repurchase Program”). We used $2.3 million to repurchase 572,810 shares of our common stock under the Repurchase Program during the second quarter of 2025. At June 30, 2025, we had $47.7 million remaining under the Repurchase Program for future repurchases. The amount and timing of repurchases are subject to a variety of factors including liquidity, cash flow, stock price, compliance with our credit facility and general business and market conditions. We may also from time to time, enter into Rule 10b5-1 plans to facilitate repurchases of our shares under this authorization. The Repurchase Program may be modified, increased, suspended, or discontinued at any time. The Repurchase Program is being funded using cash on hand and cash from operations.
(3)	Represents amounts available for repurchases under the Repurchase Program.

Item 5.   Other Information

During the three months ended June 30, 2025, none of the Company’s directors or officers (as defined in Rule 16a-1(f) of the Securities Exchange Act of 1934) adopted, terminated or modified a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408 of Regulation S-K of the Securities Act of 1933).

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

3.5

Certificate of Amendment of the Restated Certificate of Incorporation of the Registrant (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K, filed May 30, 2025 with the SEC).

3.6		Amended and Restated By-Laws of the Registrant (incorporated by reference to Exhibit 3.3 to the Registrant’s Annual Report on Form 10-K, filed March 8, 2018 with the SEC).
4.1		Ribbon Communications Inc. 2025 Incentive Award Plan (incorporated by reference to Appendix C to the Registrant’s Definitive Proxy Statement on Schedule 14A, filed April 14, 2025 with the SEC).
4.2		Form of Warrant (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K, filed March 30, 2023 with the SEC).
31.1	*	Certificate of Ribbon Communications Inc. Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	*	Certificate of Ribbon Communications Inc. Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	#	Certificate of Ribbon Communications Inc. Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	#	Certificate of Ribbon Communications Inc. Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	*	Inline XBRL Instance Document
101.SCH	*	Inline XBRL Taxonomy Extension Schema
101.CAL	*	Inline XBRL Taxonomy Extension Calculation Linkbase
101.DEF	*	Inline XBRL Taxonomy Extension Definition Linkbase
101.LAB	*	Inline XBRL Taxonomy Extension Label Linkbase
101.PRE	*	Inline XBRL Taxonomy Extension Presentation Linkbase
104	*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*	Filed herewith.
#	Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

RIBBON COMMUNICATIONS INC.

By:	/s/ John Townsend
John Townsend
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)

Date: July 24, 2025