Form 10-Q
period 2025-09-30
Ribbon Communications Inc.
filed 2025-10-23
CIK 1708055

f

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2025

or

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

As of October 20, 2025, there were 176,599,590 shares of the registrant’s common stock, $0.0001 par value per share, outstanding.

RIBBON COMMUNICATIONS INC.

FORM 10-Q

QUARTERLY PERIOD ENDED SEPTEMBER 30, 2025

Cautionary Note Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q contains “forward-looking statements” within the meaning of the U.S. Private Securities Litigation Reform Act of 1995, which are subject to a number of risks and uncertainties. All statements other than statements of historical facts contained in this report, including statements regarding the effect of U.S. tariffs and the responses from other countries, future expenses and restructuring activities and the anticipated benefits thereof, results of operations and financial position, future revenue growth of the Company, expected sales growth in segments or regions, the impacts from the U.S. government shutdown, the effect of the Company’s recent cybersecurity incident, capital structure, impacts from the wars in Israel and Ukraine, financial sanctions and trade restrictions, beliefs about our business strategy, availability of components for the manufacturing of our products, ongoing litigation, plans and objectives of management for future operations and manufacturing are forward-looking statements. Without limiting the foregoing, the words “anticipates”, “believes”, “could”, “estimates”, “expects”, “intends”, “may”, “plans”, “seeks” and other similar language, whether in the negative or affirmative, are intended to identify forward-looking statements, although not all forward-looking statements contain these identifying words. Forward-looking statements are based on our current expectations and assumptions regarding our business, the economy and other future conditions. Because forward-looking statements relate to the future, they are subject to inherent uncertainties, risks and changes in circumstances that are unknown and/or difficult to predict and that may cause our actual results, performance or achievements to be materially different from those expressed or implied by the forward-looking statements. Such risks and uncertainties include, but are not limited to, unpredictable fluctuations in quarterly revenue and operating results; the impact of restructuring and cost-containment activities; delayed purchases by U.S. federal customers as a result of the U.S. government shutdown; increases in tariffs, trade restrictions or taxes on our products; supply chain disruptions resulting from component availability and/or geopolitical instabilities and disputes (including those related to the wars in Israel and Ukraine); the impact of military call-ups of our employees in Israel; material litigation; the impact of fluctuations in interest rates; material cybersecurity and data intrusion incidents, including any security breaches resulting in the theft, transfer, or unauthorized disclosure of customer, employee, or company information; our ability to comply with applicable domestic and foreign information security and privacy laws, regulations and technology platform rules or other obligations related to data privacy and security; failure to compete successfully against telecommunications equipment and networking companies; failure to grow our customer base or generate recurring business from our existing customers; credit risks; the timing of customer purchasing decisions and our recognition of revenues; macroeconomic conditions, including inflation; our ability to adapt to rapid technological and market changes; our ability to generate positive returns on our research and development; our ability to protect our intellectual property rights and obtain necessary licenses; our ability to maintain partner, reseller, distribution and vendor support and supply relationships; the potential for defects in our products; risks related to the terms of our credit agreement; higher risks in international operations and markets; currency fluctuations; unanticipated adverse changes in legal, regulatory or tax laws; future accounting pronouncements or changes in our accounting policies; and/or failure or circumvention of our controls and procedures. We therefore caution you against relying on any of these forward-looking statements. Additional important factors that could cause actual results to differ materially from those in these forward-looking statements are also discussed in Part I, Item 2, "Management’s Discussion and Analysis of Financial Condition and Results of Operations" and Part I, Item 1A and Part II, Item 7A, "Risk Factors" and "Quantitative and Qualitative Disclosures About Market Risk," respectively, of our Annual Report on Form 10-K for the year ended December 31, 2024. Any forward-looking statement made by us in this report speaks only as of the date on which this report was first filed. We undertake no obligation to publicly update any forward-looking statement, whether as a result of new information, future developments or otherwise, except as required by law.

PART I FINANCIAL INFORMATION

Item 1. Financial Statements

RIBBON COMMUNICATIONS INC.

Condensed Consolidated Balance Sheets

(in thousands, except share and per share data)

(unaudited)

	September 30,	December 31,
	2025	2024
Assets
Current assets:
Cash and cash equivalents	$74,799	$87,770
Restricted cash	1,968	2,709
Accounts receivable, net	218,312	254,718
Inventory	80,007	79,179
Other current assets	43,341	39,286
Total current assets	418,427	463,662
Property and equipment, net	66,427	60,364
Intangible assets, net	153,752	187,537
Goodwill	300,892	300,892
Deferred income taxes	91,117	88,982
Operating lease right-of-use assets	48,204	34,544
Other assets	26,415	26,573
	$1,105,234	$1,162,554
Liabilities and Stockholders’ Equity
Current liabilities:
Current portion of term debt	$8,750	$6,125
Accounts payable	76,743	87,759
Accrued expenses and other	88,069	106,251
Operating lease liabilities	11,615	9,443
Deferred revenue	106,697	119,295
Total current liabilities	291,874	328,873
Long-term debt, net of current	326,075	330,726
Warrant liability	5,103	8,064
Operating lease liabilities, net of current	61,806	37,376
Deferred revenue, net of current	29,748	20,991
Deferred income taxes	5,941	5,941
Other long-term liabilities	24,635	25,962
Total liabilities	745,182	757,933
Commitments and contingencies (Note 20)
Stockholders’ equity:
Common stock, $0.0001 par value per share; 390,000,000 shares authorized at September 30, 2025; 240,000,000 shares authorized at December 31, 2024; 176,476,492 shares issued and outstanding at September 30, 2025; 175,599,250 shares issued and outstanding at December 31, 2024	18	18
Additional paid-in capital	1,975,925	1,970,708
Accumulated deficit	(1,623,614)	(1,574,185)
Accumulated other comprehensive income	7,723	8,080
Total stockholders’ equity	360,052	404,621
	$1,105,234	$1,162,554

See notes to the unaudited condensed consolidated financial statements.

RIBBON COMMUNICATIONS INC.

Condensed Consolidated Statements of Operations

(in thousands, except per share data)

(unaudited)

	Three months ended		Nine months ended
	September 30,	September 30,	September 30,	September 30,
	2025	2024	2025	2024
Revenue:
Product	$109,979	$112,151	$307,027	$298,894
Service	105,392	98,087	310,206	283,628
Total revenue	215,371	210,238	617,233	582,522
Cost of revenue:
Product	62,037	59,405	186,676	160,044
Service	40,311	34,893	115,192	103,633
Amortization of acquired technology	5,057	6,323	15,722	19,406
Total cost of revenue	107,405	100,621	317,590	283,083
Gross profit	107,966	109,617	299,643	299,439
Operating expenses:
Research and development	45,894	45,645	134,158	134,897
Sales and marketing	33,063	33,060	97,387	100,760
General and administrative	16,368	21,588	48,126	51,680
Amortization of acquired intangible assets	5,933	6,457	18,063	19,671
Acquisition-, disposal- and integration-related	439	—	4,337	—
Restructuring and related	3,506	3,794	10,193	8,779
Total operating expenses	105,203	110,544	312,264	315,787
Income (loss) from operations	2,763	(927)	(12,621)	(16,348)
Interest expense, net	(11,606)	(11,952)	(33,083)	(21,818)
Other (expense) income, net	(134)	1,056	836	(15,960)
Loss before income taxes	(8,977)	(11,823)	(44,868)	(54,126)
Income tax provision	(3,132)	(1,599)	(4,561)	(6,473)
Net loss	$(12,109)	$(13,422)	$(49,429)	$(60,599)
Loss per share:
Basic	$(0.07)	$(0.08)	$(0.28)	$(0.35)
Diluted	$(0.07)	$(0.08)	$(0.28)	$(0.35)
Weighted average shares used to compute loss per share:
Basic	176,620	174,613	176,366	173,615
Diluted	176,620	174,613	176,366	173,615

See notes to the unaudited condensed consolidated financial statements.

RIBBON COMMUNICATIONS INC.

Condensed Consolidated Statements of Comprehensive Loss

(in thousands)

(unaudited)

	Three months ended		Nine months ended
	September 30,	September 30,	September 30,	September 30,
	2025	2024	2025	2024
Net loss	$(12,109)	$(13,422)	$(49,429)	$(60,599)
Other comprehensive (loss) income, net of tax:
Unrealized loss on interest rate swap, net of reclassifications and amortization into earnings	—	—	—	(6,019)
Foreign currency translation adjustments	(209)	286	(357)	346
Other comprehensive (loss) income, net of tax	(209)	286	(357)	(5,673)
Comprehensive loss, net of tax	$(12,318)	$(13,136)	$(49,786)	$(66,272)

See notes to the unaudited condensed consolidated financial statements.

RIBBON COMMUNICATIONS INC.

Condensed Consolidated Statements of Stockholders’ Equity

(in thousands, except shares)

(unaudited)

Three months ended September 30, 2025
					Accumulated
			Additional		other	Total
	Common stock		paid-in	Accumulated	comprehensive	stockholders'
	Shares	Amount	capital	deficit	(loss) income	equity
Balances, July 1, 2025	177,156,341	$18	$1,973,990	$(1,611,505)	$7,932	$370,435
Exercise of stock options	300	—	—	—	—	—
Exercise of warrants	—	—	—	—	—	—
Repurchase of common stock	(911,092)	—	(3,478)	—	—	(3,478)
Vesting of restricted stock awards and units	297,586	—	—	—	—	—
Vesting of performance-based stock units	45,926	—	—	—	—	—
Shares of restricted stock returned to the Company under net share settlements to satisfy tax withholding obligations	(112,569)	—	(431)	—	—	(431)
Stock-based compensation expense	—	—	5,844	—	—	5,844
Other comprehensive loss	—	—	—	—	(209)	(209)
Net loss	—	—	—	(12,109)	—	(12,109)
Balances, September 30, 2025	176,476,492	$18	$1,975,925	$(1,623,614)	$7,723	$360,052

Nine months ended September 30, 2025
					Accumulated
			Additional		other	Total
	Common stock		paid-in	Accumulated	comprehensive	stockholders'
	Shares	Amount	capital	deficit	(loss) income	equity
Balances, January 1, 2025	175,599,250	$18	$1,970,708	$(1,574,185)	$8,080	$404,621
Exercise of stock options	3,997	—	6	—	—	6
Exercise of warrants	32,573	—	150	—	—	150
Repurchase of common stock	(1,483,902)	—	(5,731)	—	—	(5,731)
Vesting of restricted stock awards and units	2,922,214	—	—	—	—	—
Vesting of performance-based stock units	423,677	—	—	—	—	—
Shares of restricted stock returned to the Company under net share settlements to satisfy tax withholding obligations	(1,021,317)	—	(3,827)	—	—	(3,827)
Stock-based compensation expense	—	—	14,619	—	—	14,619
Other comprehensive loss	—	—	—	—	(357)	(357)
Net loss	—	—	—	(49,429)	—	(49,429)
Balances, September 30, 2025	176,476,492	$18	$1,975,925	$(1,623,614)	$7,723	$360,052

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

RIBBON COMMUNICATIONS INC.

Condensed Consolidated Statements of Cash Flows

(in thousands)

(unaudited)

	Nine months ended
	September 30,	September 30,
	2025	2024
Cash flows from operating activities:
Net loss	$(49,429)	$(60,599)
Adjustments to reconcile net loss to cash flows provided by (used in) operating activities:
Depreciation and amortization of property and equipment	12,182	10,131
Amortization of intangible assets	33,785	39,077
Amortization of debt issuance costs and original issue discount	2,102	4,137
Amortization of accumulated other comprehensive gain related to interest rate swap	—	(8,196)
Stock-based compensation	14,619	12,061
Deferred income taxes	52	(14,614)
Change in fair value of warrant liability	(2,811)	292
Change in fair value of preferred stock liability	—	8,091
Dividends accrued on preferred stock liability	—	2,743
Payment of dividends accrued on preferred stock liability	—	(6,686)
Foreign currency exchange losses	1,698	1,357
Changes in operating assets and liabilities:
Accounts receivable	34,258	18,896
Inventory	(382)	(1,630)
Other operating assets	822	9,456
Accounts payable	(5,017)	(7,580)
Accrued expenses and other long-term liabilities	(15,880)	1,624
Deferred revenue	(3,840)	(20,087)
Net cash provided by (used in) operating activities	22,159	(11,527)
Cash flows from investing activities:
Purchases of property and equipment	(23,368)	(14,428)
Purchases of software licenses	—	(462)
Net cash used in investing activities	(23,368)	(14,890)
Cash flows from financing activities:
Borrowings under revolving line of credit	—	44,106
Principal payments on revolving line of credit	—	(44,106)
Proceeds from issuance of term debt	—	342,300
Principal payments of term debt	(3,938)	(236,270)
Payment of debt issuance costs	—	(5,985)
Payment of preferred stock liability	—	(56,850)
Proceeds from the exercise of stock options	6	17
Payment of tax obligations related to vested stock awards and units	(3,827)	(3,035)
Repurchase of common stock	(5,731)	—
Net cash (used in) provided by financing activities	(13,490)	40,177
Effect of exchange rate changes on cash and cash equivalents	987	(297)
Net (decrease) increase in cash and cash equivalents	(13,712)	13,463
Cash, cash equivalents and restricted cash, beginning of year	90,479	26,630
Cash, cash equivalents and restricted cash, end of period	$76,767	$40,093

See notes to the unaudited condensed consolidated financial statements.

RIBBON COMMUNICATIONS INC.

Condensed Consolidated Statements of Cash Flows (continued)

(in thousands)

(unaudited)

	Nine months ended
	September 30,	September 30,
	2025	2024
Supplemental disclosure of cash flow information:
Interest paid	$28,797	$22,851
Income taxes paid	$9,565	$12,807
Income tax refunds received	$733	$1,294
Supplemental disclosure of non-cash investing activities:
Capital expenditures incurred, but not yet paid	$3,642	$3,946
Inventory transfers to property and equipment	$1,325	$1,297
Supplemental disclosure of non-cash financing activities:
Warrant liability released to additional paid-in-capital	$150	$—
Fair value of vested restricted and performance-based stock grants	$12,574	$10,454

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

Interim results are not necessarily indicative of results for a full year or any future interim period. The information included in this Quarterly Report on Form 10-Q should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2024 (the "Annual Report"), which was filed with the SEC on February 27, 2025.

Operating Segments

The Company’s chief operating decision maker (the "CODM") is its president and chief executive officer. The CODM assesses the Company’s performance based on the performance of two separate organizations within Ribbon: the Cloud and Edge segment ("Cloud and Edge") and the IP Optical Networks segment ("IP Optical Networks").

Significant Accounting Policies

The Company’s significant accounting policies are disclosed in Note 2 to the Consolidated Financial Statements included in the Annual Report. There were no material changes to the Company’s significant accounting policies during the nine months ended September 30, 2025.

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

Factoring of accounts receivable and associated fees for the three and nine months ended September 30, 2025 and 2024 were as follows (in thousands):

	Three months ended		Nine months ended
	September 30,	September 30,	September 30,	September 30,
	2025	2024	2025	2024
Accounts receivable sold	$40,567	$26,635	$95,290	$73,597
Less factoring fees	(723)	(532)	(1,773)	(1,466)
Net cash proceeds	$39,844	$26,103	$93,517	$72,131

Recent Accounting Pronouncements

In September 2025, the Financial Accounting Standards Board (the "FASB") issued ASU 2025-06, Intangibles- Goodwill and Other- Internal-Use Software (Subtopic 350-40): Targeted Improvements to the Accounting for Internal-Use Software (“ASU 2025-06”). To clarify how the accounting guidance applies to both linear and nonlinear software development, this standard removes all references to “developments stages” from ASC 350-40. ASU 2025-06 will be effective for the Company beginning with its 2028 interim and annual financial statements, with early adoption permitted as of the beginning of an annual reporting period. The Company is currently evaluating the impact of this accounting standard on its consolidated financial statements and related disclosures.

In July 2025, the FASB issued ASU 2025-05, Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses for Accounts Receivable and Contract Assets (“ASU 2025-05”), which provides a practical expedient related to the estimation of expected credit losses for current accounts receivable and current contract assets that arise from transactions accounted for under ASC 606. In developing reasonable and supportable forecasts as part of estimating expected credit losses, all entities may elect a practical expedient that assumes that current conditions as of the balance sheet date do not change for the remaining life of the asset. ASU 2025-06 will be effective for the Company beginning with its 2026 interim and annual financial statements, with early adoption permitted. The Company believes this ASU will have no material impact on its consolidated financial statements.

In November 2024, the FASB issued ASU 2024-03, Income Statement, Reporting Comprehensive Income: Expense Disaggregation Disclosures (Subtopic 220-40) (“ASU 2024-03”), which requires disaggregation of certain expense captions into specified categories in disclosures within the footnotes to the financial statements. The objective of this standard is to provide investors with information to better understand a public entity’s performance and prospects for

RIBBON COMMUNICATIONS INC.

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

future cash flows, and to compare its performance over time with that of other entities. ASU 2024-03 will be effective for the Company beginning with our 2027 annual financial statements and interim financial statements thereafter, with early adoption permitted. The adoption of ASU 2024-03 will require the Company to provide new footnote disclosure about the types of expenses that are included in certain captions on its Statements of Operations, such as Cost of revenue, Research and development, Sales and marketing, and General and administrative.

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

The shares used to compute loss per share were as follows (in thousands):

	Three months ended		Nine months ended
	September 30,	September 30,	September 30,	September 30,
	2025	2024	2025	2024
Weighted average shares outstanding—basic	176,620	174,613	176,366	173,615
Potential dilutive common shares	—	—	—	—
Weighted average shares outstanding—diluted	176,620	174,613	176,366	173,615

Options to purchase the Company’s common stock and unvested restricted and performance-based stock units aggregating 14.0 million and 8.1 million shares were excluded from the computation of diluted loss per share for the three and nine months ended September 30, 2025 and 2024, respectively, because their effect would have been antidilutive.

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

On June 25, 2024, the Company redeemed the Preferred Stock with a portion of the proceeds from its refinancing of the 2020 Credit Facility at a rate of 103% for a total of approximately $63.5 million. During the nine months ended September 30, 2025, 0.2 million Warrants were exercised. The remaining Warrants outstanding continue without modification. See Note 9 for a description of the refinancing of the 2020 Credit Facility.

As of September 30, 2025 and 2024, the potential number of dilutive shares from the Warrants outstanding totaled 4.7 million and 4.9 million shares, respectively. For the three and nine months ended September 30, 2025, 0.2 million of Warrants would have been included in the calculation of diluted loss per share, but had no impact due to the Company’s net loss position. There was no impact on weighted average shares outstanding from these Warrants for three and nine

RIBBON COMMUNICATIONS INC.

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

months ended September 30, 2024 as the average market price of the Company’s common stock was below the exercise price of $3.77 per share and their effect would have been antidilutive.

Dividends accrued on the Preferred Stock were not an adjustment to net income (loss) used for the calculation of diluted earnings (loss) per share as these dividends were included in the fair value adjustment of the Preferred Stock which was reflected in Other income (expense), net until the redemption of the Preferred Stock on June 25, 2024.

(3) INVENTORY

Inventory at September 30, 2025 and December 31, 2024 consisted of the following (in thousands):

	September 30,	December 31,
	2025	2024
On-hand assemblies and finished goods inventories	$94,204	$95,366
Deferred cost of goods sold	2,649	2,430
	96,853	97,796
Less noncurrent portion (included in Other assets)	(16,846)	(18,617)
Current portion	$80,007	$79,179

(4) INTANGIBLE ASSETS AND GOODWILL

The Company’s intangible assets at September 30, 2025 and December 31, 2024 consisted of the following (in thousands):

	Weighted
	average
	amortization			Net
	period		Accumulated	carrying
September 30, 2025	(years)	Cost	amortization	value
Developed technology	7.84	$340,380	$276,492	$63,888
Customer relationships	11.86	268,140	178,676	89,464
Trade names	3.88	5,000	5,000	—
Software licenses	3.00	5,748	5,348	400
		$619,268	$465,516	$153,752

	Weighted
	average
	amortization			Net
	period		Accumulated	carrying
December 31, 2024	(years)	Cost	amortization	value
Developed technology	7.84	$340,380	$262,085	$78,295
Customer relationships	11.86	268,140	160,635	107,505
Trade names	3.88	5,000	4,978	22
Software licenses	3.00	5,748	4,033	1,715
		$619,268	$431,731	$187,537

RIBBON COMMUNICATIONS INC.

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

Estimated future amortization expense for the Company’s intangible assets at September 30, 2025 was as follows (in thousands):

Years ending December 31,
Remainder of 2025	$10,407
2026	39,143
2027	33,979
2028	23,400
2029	18,379
2030	7,722
Thereafter	20,722
$153,752

There were no changes to the carrying value of the Company’s goodwill in the nine months ended September 30, 2025 and 2024. The components of goodwill at both September 30, 2025 and 2024 were as follows (in thousands):

	Cloud and	IP Optical
	Edge	Networks	Total
Goodwill	$392,302	$191,996	$584,298
Accumulated impairment losses	(167,406)	(116,000)	(283,406)
	$224,896	$75,996	$300,892

(5) FAIR VALUE HIERARCHY

The carrying amounts of the Company’s cash equivalents, accounts receivable, accounts payable and borrowings under a revolving credit facility in the condensed consolidated balance sheets approximate fair value due to the immediate or short-term nature of these financial instruments. Ribbon’s term debt balance as of September 30, 2025 and December 31, 2024 of $344.3 million and $348.3 million, respectively, had a fair value of approximately $348.6 million and $350.4 million, respectively. The Company’s Warrant liability had a fair value of $5.1 million and $8.1 million as of September 30, 2025 and December 31, 2024, respectively.

Fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. As such, fair value is a market-based measurement that should be determined based on assumptions that market participants would use in pricing an asset or a liability. The three-tier fair value hierarchy is based on the level of independent, objective evidence surrounding the inputs used to measure fair value. A financial instrument’s categorization within the fair value hierarchy is based upon the lowest level of input that is significant to the fair value measurement. The fair value hierarchy is as follows:

●	Level 1 applies to assets or liabilities for which there are quoted prices in active markets for identical assets or liabilities. The Company had no assets or liabilities fair valued using Level 1 input at September 30, 2025 or December 31, 2024.
●	Level 2 applies to assets or liabilities for which there are inputs that are directly or indirectly observable in the marketplace, such as quoted prices for similar assets or liabilities in active markets or quoted prices for identical assets or liabilities in markets with insufficient volume or infrequent transactions (less active markets). At December 31, 2024, the Company determined the fair value of its defined benefit plans’ assets using Level 2 input. There were no significant changes to the Company’s defined benefit plans’ assets during the nine months ended September 30, 2025 that required the calculation of their fair value as of September 30, 2025.

RIBBON COMMUNICATIONS INC.

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

●	Level 3 applies to assets or liabilities for which there are unobservable inputs to the valuation methodology that are significant to the measurement of the fair value of the assets or liabilities. Level 3 input was used to determine the fair value of the Company’s Warrants at September 30, 2025 and December 31, 2024.

The Company had no transfers between Level 2 and Level 3 fair value measurements during the three and nine months ended September 30, 2025 or 2024.

(6) ACCRUED EXPENSES AND OTHER

Accrued expenses at September 30, 2025 and December 31, 2024 consisted of the following (in thousands):

	September 30,	December 31,
	2025	2024
Employee compensation and related costs	$34,601	$44,948
Professional fees	17,966	16,339
Taxes payable	6,597	6,364
Other	28,905	38,600
	$88,069	$106,251

(7) WARRANTY

The changes in the Company’s warranty accrual balance in the nine months ended September 30, 2025 were as follows (in thousands):

Balance at January 1, 2025	$12,300
Current period provisions	4,640
Settlements	(3,989)
Balance at September 30, 2025	$12,951

At September 30, 2025, the Company’s accrual for product warranties was reflected in its condensed consolidated balance sheet as a current liability in Accrued expenses and other of $5.5 million, and as a long-term liability in Other long-term liabilities of $7.5 million.

(8) RESTRUCTURING AND FACILITIES CONSOLIDATION INITIATIVES

The Company recorded restructuring and related expense aggregating $3.5 million and $3.8 million in the three months ended September 30, 2025 and 2024, respectively, and $10.2 million and $8.8 million in the nine months ended September 30, 2025 and 2024, respectively. Restructuring and related expense includes restructuring expense (primarily severance and related costs), estimated future variable and other lease costs for vacated properties with no intent or ability to sublease, and accelerated rent amortization expense.

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

Accelerated amortization of lease assets is recognized from the date that the Company commences the plan to fully or partially vacate a facility, for which there is no intent or ability to enter into a sublease, through the final vacate date. Amounts of accelerated rent amortization that are included as a component of restructuring and related expense are excluded from the tables below, as the liability for lease payments for each respective facility is included as a component of Operating lease liabilities in the Company’s condensed consolidated balance sheets at September 30, 2025 and December 31, 2024 (see Note 17). The Company may incur additional future expense if it is unable to sublease other locations included in the facilities initiative.

The components of restructuring and related expense for the three and nine months ended September 30, 2025 and 2024 were as follows (in thousands):

	Three months ended		Nine months ended
	September 30,	September 30,	September 30,	September 30,
	2025	2024	2025	2024
Severance and related costs	$2,583	$2,289	$4,996	$4,264
Variable and other facilities-related costs	923	1,505	5,197	4,515
	$3,506	$3,794	$10,193	$8,779

2025 Restructuring Plan

During the first quarter of 2025, the Company’s President and CEO approved a strategic restructuring program (as subsequently amended, the "2025 Restructuring Plan") that consists of workforce reductions in certain of the Company’s operating locations to correspond with current sales levels in those areas. The 2025 Restructuring Plan was amended in the third quarter of 2025 to reflect an increase in the scope of the proposed reductions. Any potential positions eliminated in countries outside the United States are subject to local law and consultation requirements. In connection with the 2025 Restructuring Plan, the Company recorded restructuring and related expense of $2.5 million and $5.1 million in the three and nine months ended September 30, 2025, respectively, with cash payments of $3.1 million in the nine months ended September 30, 2025.

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

The Company recorded restructuring and related expense of $0.1 million in the three and nine months ended September 30, 2025 related to the 2023 Restructuring Plan. The Company recorded restructuring and related expense, consisting entirely of severance related costs, of $0.1 million and $2.1 million in the three and nine months ended September 30, 2024, respectively. Changes to accrued restructuring during the nine months ended September 30, 2025 and the accrued restructuring balance as of September 30, 2025 related to the 2023 Restructuring Plan were nominal.

2022 Restructuring Plan

On February 14, 2022, the Company’s Board of Directors approved a strategic restructuring program (the "2022 Restructuring Plan") to streamline the Company’s operations in order to support the Company’s investment in critical

RIBBON COMMUNICATIONS INC.

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

growth areas. The 2022 Restructuring Plan includes, among other things, charges related to a consolidation of facilities and a workforce reduction. Any positions eliminated in countries outside the United States are subject to local law and consultation requirements.

In connection with the 2022 Restructuring Plan, the Company recorded restructuring and related expense for variable and other facilities-related costs of $0.9 million and $1.5 million in the three months ended September 30, 2025 and 2024, respectively, and $5.2 million and $4.5 million in the nine months ended September 30, 2025 and 2024, respectively. A summary of the 2022 Restructuring Plan accrual activity for the nine months ended September 30, 2025 is as follows (in thousands):

	Balance at	Initiatives
	January 1,	charged to	Cash	Balance at
	2025	expense	payments	September 30, 2025
Variable and other facilities-related costs	$347	5,197	(5,195)	$349

Balance Sheet Classification

The current portions of accrued restructuring were $2.3 million and $1.4 million at September 30, 2025 and December 31, 2024, respectively, and are included as components of Accrued expenses in the condensed consolidated balance sheets. The long-term portions of accrued restructuring are included as components of Other long-term liabilities in the condensed consolidated balance sheets. The long-term portions of accrued restructuring were $0.6 million and $0.8 million at September 30, 2025 and December 31, 2024, respectively.

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

RIBBON COMMUNICATIONS INC.

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

The 2024 Credit Facility requires compliance with a Maximum Consolidated Net Leverage Ratio (the "Financial Covenant"), as defined in the 2024 Credit Facility, which is tested on a quarterly basis. The Company was in compliance with the Financial Covenant as of September 30, 2025 and December 31, 2024.

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

RIBBON COMMUNICATIONS INC.

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

The Company had the following outstanding borrowings, unamortized debt issuance costs and original issue discount, letters of credit, interest rates, and remaining borrowing capacity under the 2024 Credit Facility as of September 30, 2025 and December 31, 2024:

	September 30,	December 31,
	2025	2024
Current portion of Term Debt	$8,750	$6,125

Long-term Debt, net of Current:
Long-term Debt, net of Current (Face Amount)	$335,562	$342,125
Original Issue Discount	(5,211)	(6,261)
Unamortized Debt Issuance Costs - Contra-Liability	(4,276)	(5,138)
Long-term Debt, net of Current	$326,075	$330,726

Total Face Amount of Borrowings	$344,312	$348,250

Unamortized Original Issue Discount and Debt Issuance Costs:
Other Assets	$944	$1,134
Long-Term Debt - Contra Liability	9,487	11,399
Total Unamortized Original Issue Discount and Debt Issuance Costs	$10,431	$12,533

Remaining Borrowing Capacity	$35,000	$35,000

Average Interest Rates:
Term Loan	10.6%	10.6%

The Company’s debt maturities as of September 30, 2025 were as follows:

Years ending December 31,
Remainder of 2025	$2,187
2026	8,750
2027	13,125
2028	17,500
2029	302,750
$344,312

Letters of Credit and Other Guarantees

In the course of its business, the Company uses letters of credit, bank guarantees, and surety bonds (collectively, "Guarantees"). The Company had $11.1 million and $10.9 million of Guarantees under various uncommitted facilities as of September 30, 2025 and December 31, 2024, respectively. The Company had no letters of credit outstanding under the 2024 Credit Facility as of September 30, 2025 or December 31, 2024. At September 30, 2025 and December 31, 2024, the Company had cash collateral of $2.0 million and $2.7 million supporting the Guarantees, respectively, which are reported as Restricted cash in the Company’s condensed consolidated balance sheets.

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

Cash Flow Hedge of Interest Rate Risk

The 2024 Term Loan Facility had outstanding balances of $344.3 million and $348.3 million at September 30, 2025 and December 31, 2024, respectively. The 2024 Revolving Credit Facility was undrawn at September 30, 2025 and December 31, 2024. Borrowings under the 2024 Credit Facility and the 2020 Credit Facility have variable interest rates based on SOFR (see Note 9).

As a result of exposure to interest rate movements, the Company entered into an interest rate swap arrangement in March 2020 which effectively converted its $400 million term loan with its variable interest rate based upon one-month LIBOR to an aggregate fixed rate of 0.904%, plus a leverage-based margin as defined in the 2020 Credit Facility.

In two separate transactions during 2022, the Company sold a total of $60 million of the notional amount of its interest rate swap back to its counterparty for $3.1 million, reducing the notional amount of this swap to $340 million. The gain in Accumulated other comprehensive (loss) income related to these sales totaled $3.1 million and was being released into earnings on a straight-line basis over the remaining term of the 2020 Credit Facility as a decrease to interest expense, the amortization of which totaled $0.2 million and $0.4 million in three and nine months ended September 30, 2024, respectively. The remaining unamortized gain in Accumulated other comprehensive (loss) income of approximately $0.5 million was written off to interest expense in conjunction with the refinancing of the 2020 Credit Facility on June 21, 2024.

In two separate transactions in 2023, the Company received a total of $19.2 million, consisting of $0.8 million of interest and $18.4 million for the sale of the remaining $340 million notional amount of its swap. The portion of the gain in Accumulated other comprehensive (loss) income related to the term loan debt prepaid on the date of the final sale of the swap totaled $7.3 million and was released into earnings immediately as Other expense, net. The portion of the gain in Accumulated other comprehensive (loss) income related to the remaining term loan debt balance totaled $12.0 million and was being released into earnings on a straight-line basis over the remaining term of the 2020 Credit Facility as a decrease to interest expense beginning in the second quarter of 2023, the amortization of which was $1.4 million and $3.0 million for three and nine months ended September 30, 2024, respectively. The remaining unamortized gain in Accumulated other comprehensive (loss) income of $4.4 million was written off to interest expense in conjunction with the refinancing of the 2020 Credit Facility on June 21, 2024.

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

Amounts reported in Accumulated other comprehensive income related to the Company’s derivative are reclassified to interest expense as interest is accrued on the Company’s variable-rate debt. The impact of the Company’s derivative financial instrument on its condensed consolidated statements of comprehensive (loss) income for the nine months ended September 30, 2024 was a reclassification of $6.0 million to increase interest expense. The Company had no derivative assets or liabilities at September 30, 2025 or December 31, 2024.

(11) PREFERRED STOCK AND WARRANTS

On March 28, 2023, the Company issued 55,000 shares of Preferred Stock to investors in the Private Placement at a price of $970 per share, along with 4,858,090 Warrants with an exercise price of $3.77 per share.

On June 25, 2024, the Company redeemed the Preferred Stock with a portion of the proceeds from the refinancing of the 2020 Credit Facility at a rate of 103% for a total of approximately $63.5 million. During the nine months ended September 30, 2025, 0.2 million Warrants were exercised. The remaining Warrants outstanding continue without modification. See Note 9 for a description of the refinancing of the 2020 Credit Facility.

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

The Company determined the fair value of the Warrants using Level 3 input. The key assumptions into the model utilized were as follows as of September 30, 2025 and December 31, 2024:

RIBBON COMMUNICATIONS INC.

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

	September 30,	December 31,
	2025	2024
Stock price	$3.80	$4.16
Strike price	$3.77	$3.77
Risk-free rate	3.64%	4.21%
Volatility	55.1%	57.5%
Dividend yield	0.0%	0.0%
Time to expiration (years)	1.5	2.2
Fair value of Warrant per share	$1.09	$1.66

The changes in the Company’s Preferred Stock liabilities for the nine months ended September 30, 2024 were as follows (in thousands):

Preferred stock
liability
Balance at January 1, 2024	$53,337
Payable in-kind dividends	2,743
Reversal of fair value adjustments	5,605
Call premium (3%)	1,851
Redemption (June 25, 2024)	(63,536)
Balance at September 30, 2024	$—

The changes in the Company’s Warrant liabilities for the nine months ended September 30, 2025 and 2024 were as follows (in thousands):

	Nine months ended September 30,
	2025	2024
Balance at beginning of year	$8,064	$5,295
Exercise of warrants	(150)	—
Fair value change	(2,811)	292
Balance at end of period	$5,103	$5,587

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

RIBBON COMMUNICATIONS INC.

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

During the nine months ended September 30, 2025, 176,658 of the Warrants were exercised in cashless exercises, resulting in the issuance of 32,573 of the Company’s common stock at a weighted average fair value of $4.62 per share. There were 4,681,432 remaining Warrants outstanding as of September 30, 2025.

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

The Company does not generally offer significant financing components in its contracts with customers. However, if a contract includes a significant financing component, the transaction price is adjusted for the time value of money. For the three and nine months ended September 30, 2025, the impact of financing components was immaterial.

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

RIBBON COMMUNICATIONS INC.

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

Disaggregation of Revenue

The Company disaggregates its revenue from contracts with customers based on the nature of the products and services and the geographic regions in which each customer is domiciled. The Company’s total revenue for three and nine months ended September 30, 2025 and 2024 was disaggregated geographically as follows:

			Service revenue
	Product	Service revenue	(professional
Three months ended September 30, 2025	revenue	(maintenance)	services)	Total revenue
United States	$39,515	$35,191	$21,967	$96,673
Europe, Middle East and Africa	35,765	18,045	9,082	62,892
Asia Pacific	30,337	9,723	3,191	43,251
Other	4,362	6,556	1,637	12,555
	$109,979	$69,515	$35,877	$215,371

			Service revenue
	Product	Service revenue	(professional
Three months ended September 30, 2024	revenue	(maintenance)	services)	Total revenue
United States	$58,198	$33,670	$17,690	$109,558
Europe, Middle East and Africa	24,708	17,918	7,141	49,767
Asia Pacific	25,590	10,262	2,388	38,240
Other	3,655	7,169	1,849	12,673
	$112,151	$69,019	$29,068	$210,238

			Service revenue
	Product	Service revenue	(professional
Nine months ended September 30, 2025	revenue	(maintenance)	services)	Total revenue
United States	$127,957	$102,061	$65,572	$295,590
Europe, Middle East and Africa	80,759	53,790	25,955	160,504
Asia Pacific	89,342	28,831	10,009	128,182
Other	8,969	19,552	4,436	32,957
	$307,027	$204,234	$105,972	$617,233

			Service revenue
	Product	Service revenue	(professional
Nine months ended September 30, 2024	revenue	(maintenance)	services)	Total revenue
United States	$120,173	$99,156	$42,812	$262,141
Europe, Middle East and Africa	99,636	53,105	23,027	175,768
Asia Pacific	68,304	30,262	7,912	106,478
Other	10,781	22,397	4,957	38,135
	$298,894	$204,920	$78,708	$582,522

The Company’s product revenue from its direct sales program and from indirect sales through its channel partner program for the three and nine months ended September 30, 2025 and 2024 was as follows (in thousands):

	Three months ended		Nine months ended
	September 30,	September 30,	September 30,	September 30,
	2025	2024	2025	2024
Indirect sales through channel partner program	$28,488	$38,000	$90,211	$114,958
Direct sales	81,491	74,151	216,816	183,936
	$109,979	$112,151	$307,027	$298,894

RIBBON COMMUNICATIONS INC.

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

The Company’s product revenue from sales to enterprise customers and from sales to service provider customers for the three and nine months ended September 30, 2025 and 2024 was as follows (in thousands):

	Three months ended		Nine months ended
	September 30,	September 30,	September 30,	September 30,
	2025	2024	2025	2024
Sales to enterprise customers	$37,467	$40,002	$99,751	$115,912
Sales to service provider customers	72,512	72,149	207,276	182,982
	$109,979	$112,151	$307,027	$298,894

The Company’s product revenue and service revenue components by segment for the three and nine months ended September 30, 2025 and 2024 were as follows (in thousands):

	Three months ended		Nine months ended
	September 30,	September 30,	September 30,	September 30,
	2025	2024	2025	2024
Product revenue:
Cloud and Edge	$46,097	$53,455	$134,070	$124,554
IP Optical Networks	63,882	58,696	172,957	174,340
Total product revenue	$109,979	$112,151	$307,027	$298,894

Service revenue:
Maintenance:
Cloud and Edge	$52,315	$53,595	$154,899	$159,454
IP Optical Networks	17,200	15,424	49,335	45,466
Total maintenance revenue	69,515	69,019	204,234	204,920
Professional services:
Cloud and Edge	26,026	21,028	80,108	56,294
IP Optical Networks	9,851	8,040	25,864	22,414
Total professional services revenue	35,877	29,068	105,972	78,708
Total service revenue	$105,392	$98,087	$310,206	$283,628

Revenue Contract Balances

The timing of revenue recognition, billings and cash collections results in billed accounts receivable, unbilled receivables, which are contract assets, and customer advances and deposits, which are contract liabilities, in the Company’s condensed consolidated balance sheets. Amounts are billed as work progresses in accordance with agreed-upon contractual terms, either at periodic intervals or upon achievement of contractual milestones. Billing may occur subsequent to revenue recognition, resulting in contract assets. The Company may receive advances or deposits from its customers before revenue is recognized, resulting in contract liabilities which are classified as deferred revenue. These assets and liabilities are reported in the Company’s condensed consolidated balance sheets on a contract-by-contract basis as of the end of each reporting period. Changes in the contract asset and liability balances during the nine months ended September 30, 2025 were not materially impacted by any factors other than billing and revenue recognition. Nearly all of the Company’s deferred revenue balance is related to services revenue, primarily customer support contracts. Unbilled receivables stem primarily from engagements where services have been performed; however, billing cannot occur until services are completed.

In some arrangements, the Company allows customers to pay for term-based software licenses and products over the term of the software license. The Company also sells SaaS-based software under subscription arrangements, with

RIBBON COMMUNICATIONS INC.

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

payment terms over the term of the SaaS agreement. Amounts recognized as revenue in excess of amounts billed are recorded as unbilled receivables. Unbilled receivables that are anticipated to be invoiced in the next twelve months are included in Accounts receivable on the Company’s condensed consolidated balance sheets. The changes in the Company’s accounts receivable, unbilled receivables and deferred revenue balances for the nine months ended September 30, 2025 were as follows (in thousands):

		Unbilled	Deferred	Deferred
	Accounts	accounts	revenue	revenue
	receivable	receivable	(current)	(long-term)
Balance at January 1, 2025	$176,575	$78,143	$119,295	$20,991
Increase (decrease), net	(22,861)	(13,545)	(12,598)	8,757
Balance at September 30, 2025	$153,714	$64,598	$106,697	$29,748

The Company recognized approximately $96 million of revenue in the nine months ended September 30, 2025 that was recorded as deferred revenue at December 31, 2024 and approximately $95 million of revenue in the nine months ended September 30, 2024 that was recorded as deferred revenue at December 31, 2023. Of the Company’s deferred revenue reported as long-term in its condensed consolidated balance sheet at September 30, 2025, the Company expects that approximately $10 million will be recognized as revenue in 2026, approximately $8 million will be recognized as revenue in 2027 and approximately $12 million will be recognized as revenue in 2028 and beyond.

The Company applies the optional exemption of not disclosing the transaction price allocated to the remaining performance obligation for its contracts with an original duration of less than one year. In 2024, the Company entered into a contract with an existing customer that has revenue allocated to remaining performance obligations, which includes unearned revenue and amounts that will be invoiced and recognized as revenue in future periods of approximately $204 million and $285 million as of September 30, 2025 and December 31, 2024, respectively.  At this time, the Company expects to recognize the majority of the revenue related to this contract in the years 2025 through 2028.

All freight-related customer invoicing is recorded as revenue, while the shipping and handling costs that occur after control of the promised goods or services transfer to the customer are reported as fulfillment costs, a component of Cost of revenue - product in the Company’s condensed consolidated statements of operations.

Deferred Commissions Cost

Sales commissions earned by the Company’s employees are considered incremental and recoverable costs of obtaining a contract with a customer. These costs have been deferred on our condensed consolidated balance sheet and are being amortized over the expected life of the customer contract, which is generally five years. At September 30, 2025 and December 31, 2024, the Company had $2.1 million and $2.8 million of deferred sales commissions capitalized, respectively.

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

RIBBON COMMUNICATIONS INC.

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

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

The tables below present significant segment expenses regularly reviewed by the CODM for the three and nine months ended September 30, 2025 and 2024 (in thousands):

RIBBON COMMUNICATIONS INC.

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

	Three months ended		Nine months ended
	September 30,	September 30,	September 30,	September 30,
	2025	2024	2025	2024
Segment revenue:
Cloud and Edge	$124,438	$128,078	$369,077	$340,302
IP Optical Networks	90,933	82,160	248,156	242,220
Revenue	$215,371	$210,238	$617,233	$582,522

	Three months ended		Nine months ended
	September 30,	September 30,	September 30,	September 30,
	2025	2024	2025	2024
Segment adjusted gross profit:
Cloud and Edge	$77,387	$86,661	$229,537	$226,726
IP Optical Networks	35,805	29,634	86,580	93,390
Total segment adjusted gross profit	113,192	116,295	316,117	320,116

Reconciliation of segment adjusted gross profit to gross profit and loss before income taxes
Stock-based compensation expense	(169)	(355)	(752)	(1,271)
Amortization of acquired technology	(5,057)	(6,323)	(15,722)	(19,406)
Gross profit	107,966	109,617	299,643	299,439

Research and development expense	45,894	45,645	134,158	134,897
Sales and marketing expense	33,063	33,060	97,387	100,760
General and administrative expense	16,368	21,588	48,126	51,680
Amortization of acquired intangible assets	5,933	6,457	18,063	19,671
Acquisition-, disposal- and integration-related expense	439	—	4,337	—
Restructuring and related expense	3,506	3,794	10,193	8,779
Interest expense, net	11,606	11,952	33,083	21,818
Other expense (income), net	134	(1,056)	(836)	15,960
Loss before income taxes	$(8,977)	$(11,823)	$(44,868)	$(54,126)

	Three months ended		Nine months ended
	September 30,	September 30,	September 30,	September 30,
	2025	2024	2025	2024
Segment depreciation expense:
Cloud and Edge	$2,399	$2,324	$7,151	$6,981
IP Optical Networks	2,026	1,037	5,031	3,150
Depreciation expense	$4,425	$3,361	$12,182	$10,131

RIBBON COMMUNICATIONS INC.

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

(14) MAJOR CUSTOMERS

The following customers contributed 10% or more of the Company’s revenue in the three and nine months ended September 30, 2025 and 2024:

	Three months ended		Nine months ended
	September 30,	September 30,	September 30,	September 30,
	2025	2024	2025	2024
Verizon Communications Inc.	18%	15%	18%	13%
Bharti Telecom Limited	10%	*	*	*

* Less than 10% of total revenue

At September 30, 2025 and December 31, 2024, no customer accounted for 10% or more of the Company’s accounts receivable balance. The Company performs ongoing credit evaluations of its customers and generally does not require collateral on accounts receivable. The Company maintains an allowance for doubtful accounts and such losses have historically been within management’s expectations.

(15) COMMON STOCK REPURCHASES

In the second quarter of 2025, the Company's Board of Directors approved a program to repurchase up to $50 million of the Company’s common stock (the “2025 Repurchase Program” or the “Repurchase Program”). Commencing on June 5, 2025 and continuing through December 31, 2027, the Repurchase Program is being funded with cash on hand or cash generated from operations. During the three and nine months ended September 30, 2025, the Company used $3.5 million and $5.7 million, respectively, including transaction fees, to repurchase and retire 0.9 million and 1.5 million shares of its common stock, respectively, under the Repurchase Program, with $44.3 million remaining for future repurchases as of September 30, 2025.

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

RIBBON COMMUNICATIONS INC.

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

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

Restricted Stock Units

The activity related to the Company’s RSUs for the nine months ended September 30, 2025 was as follows:

		Weighted
		Average
		Grant Date
	Shares	Fair Value
Unvested balance at January 1, 2025	3,997,108	$3.04
Granted	8,304,705	$3.67
Vested	(2,922,214)	$3.09
Forfeited	(205,197)	$3.49
Unvested balance at September 30, 2025	9,174,402	$3.58

The total grant date fair value of shares of restricted stock underlying RSUs that vested during the nine months ended September 30, 2025 was $9.0 million.

Performance-Based Stock Units

The activity related to the Company’s PSUs for the nine months ended September 30, 2025 was as follows:

		Weighted
		Average
		Grant Date
	Shares	Fair Value
Unvested balance at January 1, 2025	3,605,892	$3.75
Granted	2,118,290	$4.02
Vested	(423,677)	$3.52
Forfeited	(461,794)	$3.53
Unvested balance at September 30, 2025	4,838,711	$3.91

The total grant date fair value of shares of restricted stock underlying PSUs that vested during the nine months ended September 30, 2025 was $1.5 million.

RIBBON COMMUNICATIONS INC.

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

Stock-Based Compensation

The condensed consolidated statements of operations include stock-based compensation for the three and nine months ended September 30, 2025 and 2024 as follows (in thousands):

	Three months ended		Nine months ended
	September 30,	September 30,	September 30,	September 30,
	2025	2024	2025	2024
Product cost of revenue	$17	$64	$116	$234
Service cost of revenue	152	291	636	1,037
Research and development	398	745	1,578	2,429
Sales and marketing	1,493	1,108	3,732	3,219
General and administrative	3,784	1,837	8,557	5,142
	$5,844	$4,045	$14,619	$12,061

At September 30, 2025, there was $32.8 million, net of expected forfeitures, of unrecognized stock-based compensation expense related to unvested RSUs and PSUs. This expense is expected to be recognized over a weighted average period of approximately two years.

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

Right-of-use assets and lease liabilities are initially measured based on the present value of the future minimum fixed lease payments (i.e., fixed payments in the lease contract) over the lease term at the commencement date. As the Company’s existing leases do not have a readily determinable implicit rate, the Company uses its incremental borrowing rate based on the information available at the commencement date in determining the present value of future minimum fixed lease payments. The Company calculates its incremental borrowing rate to reflect the interest rate that it would have to pay to borrow on a collateralized basis an amount equal to the lease payments in a similar economic environment over a similar term and considers its historical borrowing activities and market data from entities with comparable credit ratings in this determination. The measurement of the right-of-use asset also includes any lease payments made prior to the commencement date (excluding any lease incentives) and initial direct costs incurred. The Company assessed its right-of-use assets for impairment as of September 30, 2025 and December 31, 2024 and determined no impairment has occurred.

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

Certain leased facilities are being partially or fully vacated as part of the 2022 Restructuring Plan and for some of those facilities, the Company has no plans to enter into sublease agreements. Accordingly, the Company may accelerate the amortization of those lease assets through the planned cease-use date of each facility, resulting in additional amortization expense. No such accelerated amortization was recorded in the three and nine months ended September 30, 2025 or 2024. The Company did not record estimated future variable lease costs in the three and nine months ended September 30, 2025 or 2024 related to the 2022 Restructuring Plan.

All incremental accelerated amortization and accruals for estimated future variable costs are included in Restructuring and related expense in the Company’s condensed consolidated statements of operations. At September 30, 2025 and December 31, 2024, the Company had accruals of $0.9 million and $1.1 million, respectively, for all future anticipated variable lease costs related to these facilities. The Company may incur additional future expense if it is unable to sublease other locations included in the facilities initiative.

The Company leases its corporate offices and other facilities under operating leases, which expire at various times through 2036.

The Company’s right-of-use lease assets and lease liabilities at September 30, 2025 and December 31, 2024 were as follows (in thousands):

		September 30,	December 31,
	Classification	2025	2024
Assets:
Operating lease assets	Operating lease right-of-use assets	$48,204	$34,544

Liabilities:
Current Operating	Operating lease liabilities	$11,615	$9,443
Non-Current Operating	Operating lease liabilities, net of current	61,806	37,376
Total Operating lease liabilities		$73,421	$46,819

The components of lease expense for the three and nine months ended September 30, 2025 and 2024 were as follows (in thousands):

	Three months ended		Nine months ended
	September 30,	September 30,	September 30,	September 30,
	2025	2024	2025	2024
Operating lease cost*	$3,742	$4,165	$10,564	$12,471
Short-term lease cost	3,499	3,362	10,579	10,216
Variable lease costs (costs excluded from minimum fixed lease payments)**	1,620	814	3,359	2,497
Sublease income	(29)	(209)	(245)	(686)
Net lease cost	$8,832	$8,132	$24,257	$24,498
*	No accelerated amortization was recorded in the three and nine months ended September 30, 2025 or 2024.
**

No variable lease costs were expensed in the three and nine months ended September 30, 2025 or 2024 for future estimated variable expenses related to certain assets partially or fully vacated with no intent or ability to sublease.

RIBBON COMMUNICATIONS INC.

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

Cash flows related to the Company’s leases included in the measurement of operating lease liabilities were classified as operating cash flows and totaled $12.0 million and $14.0 million in the nine months ended September 30, 2025 and 2024, respectively.

The Company’s non-cash investing and financing activities in the nine months ended September 30, 2025 and 2024 related to the addition of operating leases resulted in right-of-use assets (“ROUs”) obtained in exchange for lease obligations of $20.3 million and $2.1 million, respectively, and operating lease liabilities recorded of $31.0 million and $2.1 million, respectively.

Other information related to the Company’s leases as of September 30, 2025 and December 31, 2024 was as follows (in thousands):

	September 30,	December 31,
	2025	2024
Weighted average remaining lease term (years):
Operating leases	7.02	5.35
Weighted average discount rate:
Operating leases	9.46%	7.73%

Future minimum fixed lease payments under noncancelable leases at September 30, 2025 were as follows (in thousands):

Operating
leases
Remainder of 2025	$4,565
2026	17,777
2027	16,525
2028	13,729
2029	11,393
2030 and beyond	38,847
Total lease payments	102,836
Less: interest	(29,415)
Present value of lease liabilities	$73,421

(18) INCOME TAXES

The Company recorded income tax provisions of $4.6 million and $6.5 million in the nine months ended September 30, 2025 and 2024, respectively. These amounts reflect the Company’s estimates of the effective rates expected to be applicable for the respective full years, adjusted for any discrete events, which are recorded in the period in which they occur. These estimates are reevaluated each quarter based on the Company’s estimated tax expense for the full fiscal year. The estimated effective tax rate includes the impact of valuation allowances in various jurisdictions. The Company intends to continue to maintain a valuation allowance on its deferred tax assets until there is sufficient evidence to support the reversal of all or some portion of the respective allowances.

The One Big Beautiful Bill Act (the "Act") was signed into law on July 4, 2025. The Act reinstates bonus depreciation, allows for full expensing of R&D expenses, and increases the limitation of interest deductibility for 2025, amongst many other provisions. Since the Act became law during the third quarter of 2025, we accounted for the effects of the Act on our tax provision in the three months ended September 30, 2025. The most significant impact of the Act for us is the ability to deduct the unamortized balance of capitalized R&D costs.

RIBBON COMMUNICATIONS INC.

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

(19) RELATED PARTIES

The Company recognized revenue from its largest stockholder of $1.0 million and $1.4 million in the three months ended September 30, 2025 and 2024, respectively, and $4.0 million and $4.4 million in the nine months ended September 30, 2025 and 2024, respectively. Also, the Company’s accounts receivable from its largest stockholder totaled $3.8 million and $5.5 million as of September 30, 2025 and December 31, 2024, respectively. In addition, certain related party stockholders participated in the Private Placement described in Note 11.

(20) COMMITMENTS AND CONTINGENCIES

Contingencies

Liabilities for Royalty Payments to the IIA

Prior to the Company’s acquisition of ECI Telecom Group Ltd. ("ECI"), ECI had received research and development grants from the Office of the Innovation Authority of the Israeli Ministry of Economics (the "IIA"). The Company assumed ECI’s contract with the IIA, which requires the Company to pay royalties to the IIA on proceeds from the sale of products which the Israeli government has supported by way of research and development grants. The royalties for grants prior to 2017 were calculated at the rates of 1.3% to 5.0% of the aggregated proceeds from the sale of such products developed at certain of the Company’s R&D centers, up to an amount not exceeding 100% of such grants plus interest at LIBOR. Effective for grants approved in 2017 and effective through 2023, interest was calculated at the higher of LIBOR plus 1.5% to 2.75%. For grants approved in 2024 and thereafter, interest is calculated based on SOFR. At September 30, 2025, the Company had $2.0 million of unpaid royalties accrued. The Company’s maximum possible future royalties commitment at September 30, 2025 of $13.0 million, including interest of $0.9 million, was based upon estimates of future sales of product and services and the grants received from the IIA not yet repaid.

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

Charter Complaint. On September 19, 2022, Charter Communications Operating, LLC (“Charter”) filed two complaints against two of our subsidiaries (Sonus Networks, Inc. and Ribbon Communications Operating Company, Inc.) alleging breach of contract with respect to indemnification obligations purportedly owed to Charter in connection with Charter’s legal dispute with Sprint Communications Company L.P., which was settled by Charter in March 2022. One complaint was filed in the Supreme Court of the State of New York, in New York County; the second complaint was filed by Charter as well as co-plaintiffs Charter Communications Holding Company, LLC and Bright House Networks, LLC, in the Superior Court of the State of Delaware in and for New Castle County. In both complaints, Charter is seeking monetary damages. The Company filed its answer to the first complaint file in New York on December 7, 2022 and to the second complaint filed in Delaware on January 9, 2023. On May 14, 2025, the Delaware court granted our dispositive motion for summary judgement and denied Charter’s motion for partial summary judgement. The Delaware court’s ruling ended the case in Delaware at the trial level. Charter has appealed the

RIBBON COMMUNICATIONS INC.

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

Delaware court’s ruling and oral argument on the appeals is scheduled for December 10, 2025. Discovery remains on-going in the New York case. No trial date has been set for the case in New York.

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

Key Trends and Economic Factors Affecting Ribbon

Tariffs. The United States has implemented, or indicated that it may or intends to implement, tariffs on products imported into the United States from numerous countries, including Mexico, Canada, China, Taiwan, Thailand and the European Union, amongst others. Many of these countries have implemented, or have threatened to implement, reciprocal tariffs in response. We maintain a global supply chain with our contract manufacturing partners located outside of the United States in several different countries. While the announced tariffs have not had a material impact on our business to date, the proposed tariffs, including exemptions under existing trade agreements or otherwise are continuing to evolve and could result in additional expenses for products we import into the United States. In addition, the economic uncertainty caused by the tariffs may result in customers delaying planned purchases of products and services.

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

The Ongoing Wars in Israel and Ukraine. The uncertainty resulting from the ongoing wars in Israel and Ukraine, and the threat for expansion of one or both of these wars, could result in some of our customers delaying purchases from us. Further, a number of our employees in Israel are members of the military reserves and subject to immediate call-up in response to the war in Israel. Following the terrorist attacks in Israel in October 2023, a number of our employees have been activated for military duty and we expect that additional employees will also be activated if the war in Israel continues. While we have business continuity plans in place to address the military call-ups, it could affect the timing of projects in the short-term as the work is shifted to other team members both inside and outside of Israel.

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

Inflation and Interest Rates. We continue to see near-term impacts on our business due to inflation, including ongoing global price pressures resulting in higher energy prices, component costs, freight premiums, and other operating costs above normal rates. Although headline inflation in the United States and Europe appears to be easing, core inflation (excluding food and energy prices) remains elevated and is a source of continued cost pressure on businesses and households. Interest rates remain high as central banks in developed countries attempt to subdue inflation while government deficits and debt remain at high levels in many global markets. However, since its peak in 2024, the Federal Reserve lowered the federal funds rate to its current target range of 4.00% to 4.25% as a result of indicators that inflation had made progress toward the Federal Reserve’s objective and labor market conditions had generally eased. Yet, the economic outlook remains uncertain, and the implications of current and future tariffs, higher government deficits and debt, tighter monetary policy, and potentially higher long-term interest rates may drive a higher cost of capital for our business.

Foreign currency. As a portion of our business is conducted outside the United States, we face exposure to adverse movements in foreign currency exchange rates. A weakened U.S. dollar could increase the cost of local operating expenses and procurement of raw materials from sources outside the United States. Therefore, changes in the value of the U.S. dollar against other currencies will affect our revenue, income from operations, net income and the value of balance sheet items originally denominated in other currencies. There is no guarantee that our financial results will not be adversely affected by currency exchange rate fluctuations.

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

Financial Overview

Financial Results

We reported income from operations of $2.8 million and a loss from operations of $0.9 million for the three months ended September 30, 2025 and 2024, respectively. We reported a loss from operations of $12.6 million and $16.3 million for the nine months ended September 30, 2025 and 2024, respectively.

Our revenue was $215.4 million and $210.2 million in the three months ended September 30, 2025 and 2024, respectively. Our gross profit and gross margin were $108.0 million and 50.1%, respectively, in the three months ended September 30, 2025, and $109.6 million and 52.1%, respectively, in the three months ended September 30, 2024. The higher revenue in the three months ended September 30, 2025 compared to 2024 is due to $8.7 million of higher IP Optical Networks sales, partially offset by $3.6 million of overall lower Cloud and Edge revenue. The IP Optical Networks revenue was higher primarily due to $5.2 million of higher product sales, and higher professional services sales and maintenance revenue of $1.8 million and $1.7 million, respectively. The lower Cloud and Edge revenue was attributable to $7.3 million of lower product sales and $1.3 million of lower maintenance revenue, partially offset by

$5.0 million of higher professional services revenue. Our revenue was $617.2 million and $582.5 million in the nine months ended September 30, 2025 and 2024, respectively. Our gross profit and gross margin were $299.6 million and 48.5%, respectively, in the nine months ended September 30, 2025, and $299.4 million and 51.4%, respectively, in the nine months ended September 30, 2024. The higher revenue in the nine months ended September 30, 2025 compared to 2024 is due to $28.8 million of higher overall Cloud and Edge revenue and $5.9 million of higher IP Optical Networks sales. The higher Cloud and Edge revenue was attributable to $23.8 million of higher sales of professional services and $9.5 million of higher product sales, partially offset by $4.5 million of lower maintenance revenue. The higher IP Optical Networks revenue was due to $3.9 million of higher maintenance revenue and $3.4 million of higher sales of professional services, partially offset by $1.4 million of lower product revenue.

Revenue from our Cloud and Edge segment was $124.5 million and $128.1 million in the three months ended September 30, 2025 and 2024, respectively. Gross profit and gross margin for this segment were $76.5 million and 61.5%, respectively, in the three months ended September 30, 2025, and $84.3 million and 65.9%, respectively, in the three months ended September 30, 2024. Revenue from our Cloud and Edge segment was $369.1 million and $340.3 million in the nine months ended September 30, 2025 and 2024, respectively. Gross profit and gross margin for this segment were $226.3 million and 61.3%, respectively, in the nine months ended September 30, 2025, and $219.2 million and 64.4%, respectively, in the nine months ended September 30, 2024.

Revenue from our IP Optical Networks segment was $90.9 million and $82.2 million in the three months ended September 30, 2025 and 2024, respectively. Gross profit and gross margin for this segment were $31.5 million and 34.6%, respectively, in the three months ended September 30, 2025, and $25.3 million and 30.8%, respectively, in the three months ended September 30, 2024. Revenue from our IP Optical Networks segment was $248.1 million and $242.2 million in the nine months ended September 30, 2025 and 2024, respectively. Gross profit and gross margin for this segment were $73.3 million and 29.5%, respectively, in the nine months ended September 30, 2025, and $80.2 million and 33.1%, respectively, in the nine months ended September 30, 2024.

Our operating expenses were $105.2 million and $110.5 million in the three months ended September 30, 2025 and 2024, respectively, and $312.3 million and $315.8 million in the nine months ended September 30, 2025 and 2024, respectively. The decreased operating expenses are primarily attributable to lower general and administrative expenses. Operating expenses for the three months ended September 30, 2025 included $5.9 million of amortization of acquired intangible assets, $0.4 million of acquisition-, disposal- and integration-related expense, and $3.5 million of restructuring and related expense. Operating expenses for the three months ended September 30, 2024 included $6.5 million of amortization of acquired intangible assets and $3.8 million of restructuring and related expense. Operating expenses for the nine months ended September 30, 2025 included $18.1 million of amortization of acquired intangible assets, $4.3 million of acquisition-, disposal- and integration-related expense, and $10.2 million of restructuring and related expense. Operating expenses for the nine months ended September 30, 2024 included $19.7 million of amortization of acquired intangible assets, and $8.8 million of restructuring and related expense.

We recorded stock-based compensation expense of $5.8 million and $4.0 million in the three months ended September 30, 2025 and 2024, respectively, and $14.6 million and $12.1 million in the nine months ended September 30, 2025 and 2024, respectively. These amounts are included as components of both Cost of revenue and Operating expenses in our condensed consolidated statements of operations.

See "Results of Operations" in this MD&A for a discussion of the changes in our revenue and expenses for three and nine months ended September 30, 2025 compared to three and nine months ended September 30, 2024.

Restructuring and Cost Reduction Initiatives

During the first quarter of 2025, our President and CEO approved a strategic restructuring program (as subsequently amended, the "2025 Restructuring Plan") that consists of workforce reductions in certain of our operating locations to correspond with current sales levels in those areas. The 2025 Restructuring Plan was amended in the third quarter of 2025 to reflect an increase in the scope of the proposed reductions. Any potential positions eliminated in countries outside the United States are subject to local law and consultation requirements. In connection with the 2025 Restructuring Plan, we recorded restructuring and related expense of $2.5 million and $5.1 million in three and nine months ended September 30, 2025. We anticipate that we will record nominal additional expense in 2025 for workforce reductions in connection with the 2025 Restructuring Plan.

In February 2022, our Board of Directors approved a strategic restructuring program (the "2022 Restructuring Plan") to streamline our operations in order to support our investment in critical growth areas. The 2022 Restructuring Plan includes, among other things, charges related to a consolidation of facilities and a workforce reduction. Any positions eliminated in countries outside the United States are subject to local law and consultation requirements. In connection with the 2022 Restructuring Plan, we recorded restructuring and related expense of $0.9 million and $5.2 million in the three and nine months ended September 30, 2025, respectively, for variable and other facilities-related costs. We anticipate that we will record approximately $1 million of expense in the remainder of 2025 related to the 2022 Restructuring Plan.

For facilities that are part of a restructuring plan, for which we have no intent or ability to enter into a sublease, we recognize accelerated rent amortization over the period from the date that we commence the plan to fully or partially vacate a facility through the final vacate date. We did not record accelerated rent amortization in the three and nine months ended September 30, 2025 or 2024. We continue to evaluate our properties included in our restructuring plans for accelerated amortization and/or right-of-use asset impairment. We may incur additional expense in the future if we are unable to sublease other locations included in these initiatives.

Critical Accounting Policies and Estimates

This MD&A is based upon our condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. We base our estimates and judgments on historical experience, knowledge of current conditions and beliefs of what could occur in the future given available information. We consider certain accounting policies to be both those most important to the portrayal of our financial condition and those that require the most subjective judgment. The significant accounting policies that we believe are the most critical include revenue recognition, the valuation of inventory, warranty accruals, loss contingencies and reserves, stock-based compensation, the Preferred Stock and Warrants, business combinations, goodwill and intangible assets, accounting for leases, and accounting for income taxes. If actual results differ significantly from management’s estimates and projections, there could be a material effect on our condensed consolidated financial statements. There were no significant changes to our critical accounting policies from January 1, 2025 through September 30, 2025. For a further discussion of our critical accounting policies and estimates, please refer to our Annual Report on Form 10-K for the year ended December 31, 2024.

Results of Operations

Three and nine months ended September 30, 2025 and 2024

Revenue. Revenue for three and nine months ended September 30, 2025 and 2024 was as follows (in thousands, except percentages):

			Increase/(decrease)
	Three months ended		from prior year
	September 30,	September 30,
	2025	2024	$	%
Product	$109,979	$112,151	$(2,172)	(1.9)%
Service	105,392	98,087	7,305	7.4%
Total revenue	$215,371	$210,238	$5,133	2.4%

			Increase
	Nine months ended		from prior year
	September 30,	September 30,
	2025	2024	$	%
Product	$307,027	$298,894	$8,133	2.7%
Service	310,206	283,628	26,578	9.4%
Total revenue	$617,233	$582,522	$34,711	6.0%

Segment revenue for the three and nine months ended September 30, 2025 and 2024 was as follows (in thousands):

	Three months ended September 30, 2025			Three months ended September 30, 2024
	Cloud and	IP Optical		Cloud and	IP Optical
	Edge	Networks	Total	Edge	Networks	Total
Product	$46,097	$63,882	$109,979	$53,455	$58,696	$112,151
Service	78,341	27,051	105,392	74,623	23,464	98,087
Total revenue	$124,438	$90,933	$215,371	$128,078	$82,160	$210,238

	Nine months ended September 30, 2025			Nine months ended September 30, 2024
	Cloud and	IP Optical		Cloud and	IP Optical
	Edge	Networks	Total	Edge	Networks	Total
Product	$134,070	$172,957	$307,027	$124,554	$174,340	$298,894
Service	235,007	75,199	310,206	215,748	67,880	283,628
Total revenue	$369,077	$248,156	$617,233	$340,302	$242,220	$582,522

The decrease in our product revenue in the three months ended September 30, 2025 compared to the three months ended September 30, 2024 was the result of $7 million of lower sales of our Cloud and Edge products, partially offset by $5 million of higher sales of IP Optical Networks products. The increase in our product revenue in the nine months ended September 30, 2025 compared to the nine months ended September 30, 2024 was the result of $9 million of higher sales of our Cloud and Edge products, partially offset by a $1 million decrease in sales of IP Optical Networks products. For the three months ended September 30, 2025 compared to the prior year, the decrease in sales of Cloud and Edge products was primarily attributable to lower sales to enterprise customers, including Federal agencies. The increase in sales of IP Optical Networks products for the three months ended September 30, 2025 compared to the prior year was primarily due to higher sales in India and the region of Europe, the Middle East and Africa (“EMEA”), partially offset by lower sales in the United States. For the nine months ended September 30, 2025 compared to the prior year, the increase in revenue from the sale of Cloud and Edge products was primarily attributable to U.S. service providers and enterprise customers. The increase in sales of IP Optical Networks products for the nine months ended September 30, 2025 compared to the prior year was primarily due to higher sales in India and EMEA, partially offset by lower sales in the United States and Eastern Europe.

Revenue from sales to enterprise customers was 34% and 36% of our product revenue in the three months ended September 30, 2025 and 2024, respectively. These sales were made through both our direct sales team and indirect sales channel partners. Revenue from sales to enterprise customers was 32% and 39% of our product revenue in the nine months ended September 30, 2025 and 2024, respectively. The decrease in enterprise sales primarily reflects lower sales of our products to Federal agencies and other enterprise customers.

Revenue from indirect sales through our channel partner program was 26% and 34% of our product revenue in the three months ended September 30, 2025 and 2024 and 29% and 38% of our product revenue in the nine months ended September 30, 2025 and 2024, respectively. The decrease in channel sales in the nine months ended September 30, 2025 primarily reflects lower sales of products to Federal agencies and other enterprise customers.

The timing of the completion of customer projects and revenue recognition criteria satisfaction may cause our product revenue to fluctuate from one period to the next.

Service revenue is primarily comprised of software and hardware maintenance and support (“maintenance revenue”) and network design, installation and other professional services (“professional services revenue”).

Service revenue for the three and nine months ended September 30, 2025 and 2024 was comprised of the following (in thousands, except percentages):

			Increase
	Three months ended		from prior year
	September 30,	September 30,
	2025	2024	$	%
Maintenance	$69,515	$69,019	$496	0.7%
Professional services	35,877	29,068	6,809	23.4%
Total service revenue	$105,392	$98,087	$7,305	7.4%

			Increase/(decrease)
	Nine months ended		from prior year
	September 30,	September 30,
	2025	2024	$	%
Maintenance	$204,234	$204,920	$(686)	(0.3)%
Professional services	105,972	78,708	27,264	34.6%
Total service revenue	$310,206	$283,628	$26,578	9.4%

Segment service revenue for the three and nine months ended September 30, 2025 and 2024 was comprised of the following (in thousands):

	Three months ended September 30, 2025			Three months ended September 30, 2024
	Cloud and	IP Optical		Cloud and	IP Optical
	Edge	Networks	Total	Edge	Networks	Total
Maintenance	$52,315	$17,200	$69,515	$53,595	$15,424	$69,019
Professional services	26,026	9,851	35,877	21,028	8,040	29,068
Total service revenue	$78,341	$27,051	$105,392	$74,623	$23,464	$98,087

	Nine months ended September 30, 2025			Nine months ended September 30, 2024
	Cloud and	IP Optical		Cloud and	IP Optical
	Edge	Networks	Total	Edge	Networks	Total
Maintenance	$154,899	$49,335	$204,234	$159,454	$45,466	$204,920
Professional services	80,108	25,864	105,972	56,294	22,414	78,708
Total service revenue	$235,007	$75,199	$310,206	$215,748	$67,880	$283,628

Total service revenue was higher in the three and nine months ended September 30, 2025 compared to the same periods in 2024 primarily due to increased professional services revenue in both of our segments. Total service revenue for the three months ended September 30, 2025 compared to 2024 increased by $4 million and $3 million in our Cloud and Edge and IP Optical Networks segments, respectively. Total service revenue for the nine months ended September 30, 2025 compared to 2024 increased by $19 million and $7 million in our Cloud and Edge and IP Optical Networks segments, respectively.

Maintenance revenue was relatively flat in the three and nine months ended September 30, 2025 compared to the same periods in 2024 due to lower revenue in our Cloud and Edge segment, partially offset by higher revenue in our IP Optical Networks segment. The decrease in Cloud and Edge maintenance revenue is due to modestly lower renewal rates from decommissioning some older legacy equipment with several customers. The higher maintenance revenue in our IP Optical Networks segment is due to the effect of cumulative growth in product revenues over the years leading to a larger Installed Base that requires our ongoing support primarily in North America and Europe.

Professional services revenue was higher in the three and nine months ended September 30, 2025 compared to the same periods in 2024 due to growth in both of our segments. Our Cloud and Edge segment’s growth was due to sales of professional services to U.S. service providers, primarily for voice modernization projects with Verizon. Our IP Optical Networks segment experienced growth of sales of services primarily in EMEA, India, and North America.

The following customers contributed 10% or more of our revenue in the three and nine months ended September 30, 2025 and 2024:

	Three months ended		Nine months ended
	September 30,	September 30,	September 30,	September 30,
Customer	2025	2024	2025	2024
Verizon Communications Inc.	18%	15%	18%	13%
Bharti Telecom Limited	10%	*	*	*
* Less than 10% of total revenue.

Revenue earned from customers domiciled outside the United States was 55% and 48% in the three months ended September 30, 2025 and 2024, respectively, and 52% and 55% of revenue in the nine months ended September 30, 2025 and 2024, respectively. Our U.S. revenue is increasing due to higher sales into the U.S. market from our Cloud & Edge segment. Due to the timing of project completions, we expect that the domestic and international components as a percentage of our revenue may fluctuate from quarter to quarter and year to year.

Our deferred product revenue was $8 million and $14 million at September 30, 2025 and December 31, 2024, respectively. Our deferred service revenue was $128 million and $126 million at September 30, 2025 and December 31, 2024, respectively. Our deferred revenue balance may fluctuate as a result of the timing of revenue recognition, customer payments, maintenance contract renewals, contractual billing rights and maintenance revenue deferrals included in multiple element arrangements.

We expect that our total revenue in 2025 will increase compared to our revenue in 2024 due to growth in Cloud & Edge segment sales, particularly with the increased purchases from Verizon as part of a voice modernization project, as well as growth in IP Optical segment sales. From a regional perspective, we anticipate continued IP Optical revenue growth in 2025 from EMEA and India. In the Cloud & Edge segment, we expect continued revenue growth from enterprise customers, as well as from higher U.S. service provider spending.

Cost of Revenue/Gross Margin. Our cost of revenue consists primarily of amounts paid to third-party manufacturers for purchased materials and services, royalties, amortization of acquired technology, inventory valuation adjustments, warranty costs, and manufacturing and services personnel and related costs. Our cost of revenue, gross profit and gross margin for the three and nine months ended September 30, 2025 and 2024 were as follows (in thousands, except percentages):

			Increase/(decrease)
	Three months ended		from prior year
	September 30,	September 30,
	2025	2024	$	%
Cost of revenue:
Product	$62,037	$59,405	2,632	4.4%
Service	40,311	34,893	5,418	15.5%
Amortization of acquired technology	5,057	6,323	(1,266)	(20.0)%
Total cost of revenue	$107,405	$100,621	6,784	6.7%

Gross profit	$107,966	$109,617	$(1,651)	(1.5)%
Gross margin	50.1%	52.1%

			Increase/(decrease)
	Nine months ended		from prior year
	September 30,	September 30,
	2025	2024	$	%
Cost of revenue:
Product	$186,676	$160,044	26,632	16.6%
Service	115,192	103,633	11,559	11.2%
Amortization of acquired technology	15,722	19,406	(3,684)	(19.0)%
Total cost of revenue	$317,590	$283,083	34,507	12.2%

Gross profit	$299,643	$299,439	$204	0.1%
Gross margin	48.5%	51.4%

Our segment cost of revenue, gross profit and gross margin for the three and nine months ended September 30, 2025 and 2024 were as follows (in thousands, except percentages):

	Three months ended September 30, 2025			Three months ended September 30, 2024
	Cloud and	IP Optical		Cloud and	IP Optical
	Edge	Networks	Total	Edge	Networks	Total
Product	$19,252	$42,785	$62,037	$18,672	$40,733	$59,405
Service	27,948	12,363	40,311	23,031	11,862	34,893
Amortization of acquired technology	729	4,328	5,057	2,026	4,297	6,323
Total cost of revenue	$47,929	$59,476	$107,405	$43,729	$56,892	$100,621

Gross profit	$76,509	$31,457	$107,966	$84,349	$25,268	$109,617
Gross margin	61.5%	34.6%	50.1%	65.9%	30.8%	52.1%

	Nine months ended September 30, 2025			Nine months ended September 30, 2024
	Cloud and	IP Optical		Cloud and	IP Optical
	Edge	Networks	Total	Edge	Networks	Total
Product	$59,628	$127,048	$186,676	$45,854	$114,190	$160,044
Service	80,481	34,711	115,192	68,740	34,893	103,633
Amortization of acquired technology	2,626	13,096	15,722	6,488	12,918	19,406
Total cost of revenue	$142,735	$174,855	$317,590	$121,082	$162,001	$283,083

Gross profit	$226,342	$73,301	$299,643	$219,220	$80,219	$299,439
Gross margin	61.3%	29.5%	48.5%	64.4%	33.1%	51.4%

Our overall gross margin in 2025 was lower as compared to 2024, with a 200 basis point decline in the three months ended September 30, 2025 and a 290 basis point decline in the nine months ended September 30, 2025.

Gross margin for our IP Optical segment was higher in the three months ended September 30, 2025 as compared to the prior year by 380 basis points due to favorable regional mix. Gross margin for our IP Optical segment in the nine months ended September 30, 2025 compared to 2024 was lower by 360 basis points also due to regional mix primarily related to lower sales in the United States and Eastern Europe and higher sales in India. The lower gross margin in our Cloud and Edge segment for the three and nine months ended September 30, 2025 of 440 and 310 basis points, respectively, was attributable to product mix on sales to service providers and enterprise customers, as well as the effect of higher sales of hardware products and professional services, both of which contribute lower gross margins than our software products.

We expect our overall consolidated gross margin to decrease slightly for the full year 2025 compared to 2024 due to higher expected sales in our IP Optical segment, which has lower margins due to the higher hardware content in its products, as well as the higher mix of professional services revenue in our Cloud and Edge segment, which generates lower gross margins than product sales.

Research and Development. R&D expenses consist primarily of salaries and related personnel expenses and prototype costs for the design, development, testing, and enhancement of our products. R&D expenses for the three and nine months ended September 30, 2025 and 2024 were as follows (in thousands, except percentages):

			Increase/(decrease)
	September 30,	September 30,	from prior year
	2025	2024	$	%
Three months ended	$45,894	$45,645	$249	0.5%
Nine months ended	$134,158	$134,897	$(739)	(0.5)%

Our R&D expenses in the three and nine months ended September 30, 2025 were relatively flat compared to the same periods in 2024 with slight increases in our Cloud and Edge segment and slight decreases in our IP Optical segment.

Our IP Optical Networks R&D investment is focused on expanding our portfolio of IP Routing solutions, adding additional features and capabilities to our Optical Transport portfolio, and supporting features in our next generation SDN management and orchestration platform.

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

Sales and Marketing Expenses. Sales and marketing expenses consist primarily of salaries and related personnel costs, commissions, travel and entertainment expenses, promotions, customer trial and evaluations inventory and other marketing and sales support expenses. Sales and marketing expenses for the three and nine months ended September 30, 2025 and 2024 were as follows (in thousands, except percentages):

			Increase/(decrease)
	September 30,	September 30,	from prior year
	2025	2024	$	%
Three months ended	$33,063	$33,060	$3	0.0%
Nine months ended	$97,387	$100,760	$(3,373)	(3.3)%

The decrease in sales and marketing expenses in the nine months ended September 30, 2025 as compared to 2024 was primarily due to lower commissions, partially offset by higher travel expenses.

We believe our sales and marketing expenses will be relatively flat in 2025 as compared to 2024.

General and Administrative Expenses. General and administrative expenses consist primarily of salaries and related personnel costs for executive and administrative personnel, and audit, legal and other professional fees. General and administrative expenses for the three and nine months ended September 30, 2025 and 2024 were as follows (in thousands, except percentages):

			Decrease
	September 30,	September 30,	from prior year
	2025	2024	$	%
Three months ended	$16,368	$21,588	$(5,220)	(24.2)%
Nine months ended	$48,126	$51,680	$(3,554)	(6.9)%

The decrease in general and administrative expenses in the three and nine months ended September 30, 2025 compared to the three and nine months ended September 30, 2024 was primarily attributable to lower litigation expenses, partially offset by higher employee related costs.

We believe that our general and administrative expenses in 2025 will decrease slightly compared to our 2024 levels, primarily due to lower litigation expenses, partially offset by higher employee costs related to annual merit increases.

Amortization of Acquired Intangible Assets included in Operating expenses. Amortization of acquired intangible assets included in Operating expenses ("Opex Amortization") for the three and nine months ended September 30, 2025 and 2024 was as follows (in thousands, except percentages):

			Decrease
	September 30,	September 30,	from prior year
	2025	2024	$	%
Three months ended	$5,933	$6,457	$(524)	(8.1)%
Nine months ended	$18,063	$19,671	$(1,608)	(8.2)%

Opex Amortization was lower for the three and nine months ended September 30, 2025 compared to the three and nine months ended September 30, 2024. We record our amortization in relation to expected future cash flows rather than on a straight-line basis. Accordingly, such expense may vary from one period to the next.

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

We recorded $0.4 million and $4.3 million of acquisition-, disposal- and integration-related expenses in the three and nine months ended September 30, 2025, respectively, consisting of legal and professional fees associated with contemplated corporate development activities. We recorded no such expenses in 2024.

Restructuring and Related. We have been committed to streamlining our operations and reducing operating costs by closing and consolidating certain facilities and reducing our worldwide workforce. Please see the additional discussion of our restructuring initiatives in the "Restructuring and Cost Reduction Initiatives" section of the Overview of this MD&A.

We recorded restructuring and related expense of $3.5 million and $3.8 million in the three months ended September 30, 2025 and 2024, respectively and $10.2 million and $8.8 million in the nine months ended September 30, 2025 and 2024, respectively. Although we have eliminated positions as part of our restructuring initiatives, we continue to hire in certain areas that we believe are important to our future growth.

Interest Expense, Net. Interest expense and interest income for the three and nine months ended September 30, 2025 and 2024 were as follows (in thousands, except percentages):

			Increase/(decrease)
	Three months ended		from prior year
	September 30, 2025	September 30, 2024	$	%
Interest income	$190	$67	$123	183.6%
Interest expense	(11,796)	(12,019)	$(223)	(1.9)%
Interest expense, net	$(11,606)	$(11,952)	$(346)	(2.9)%

			Increase
	Nine months ended		from prior year
	September 30, 2025	September 30, 2024	$	%
Interest income	$770	$221	$549	248.4%
Interest expense	(33,853)	(22,039)	$11,814	53.6%
Interest expense, net	$(33,083)	$(21,818)	$11,265	51.6%

Interest income increased slightly in 2025 as compared to 2024 due to interest earned on a cash investment account established in late 2024. Our interest expense in the three and nine months ended September 30, 2025 primarily represents interest, and amortization of debt issuance costs and original issue discount. Our interest expense in the three and nine months ended September 30, 2024 primarily represents interest, amortization of debt issuance costs, and the amortization of gains in accumulated other comprehensive (loss) income (“AOCI”) from the sales of our interest rate swap. Interest expense in the nine months ended September 30, 2025 was higher than same period in 2024 primarily due to higher margins under our 2024 Term Loan as compared to our 2020 Term Loan, both as defined below, as well as the lack of amortization of gains in AOCI in 2025 from sales of our interest rate swap. These gains in AOCI were fully written off upon the refinancing of the 2020 Term Loan on June 21, 2024.

Other (Expense) Income, Net. We recorded other expense, net of $0.1 million and other income, net of $1.1 million in the three months ended September 30, 2025 and 2024, respectively. We recorded other income, net of $0.8 million, and other expense, net of $16.0 million in the nine months ended September 30, 2025 and 2024, respectively. Other expense, net in the three months ended September 30, 2025 was primarily comprised of $1.2 million of fair value adjustments of our Warrants, partially offset by foreign currency exchange losses of $1.1 million. Other income, net in the nine months ended September 30, 2025 was primarily comprised of $2.8 million of fair value adjustments of our Warrants, partially offset by foreign currency exchange losses of $1.7 million. Other income, net in the three months ended September 30, 2024 was primarily comprised of fair value adjustments of our Warrants and foreign currency exchange gains. Other expense, net in the nine months ended September 30, 2024 was primarily comprised of $6.6 million of fair value adjustments, $2.7 million of accrued dividends, and the $1.8 million call premium on our Preferred Stock that we redeemed on June 25, 2024, and foreign currency exchange losses of $1.4 million.

Income Taxes. We recorded income tax provisions of $3.1 million and $1.6 million in the three months ended September 30, 2025 and 2024, respectively, and $4.6 million and $6.5 million in the nine months ended September 30, 2025 and 2024, respectively. For the nine months ended September 30, 2025, the tax expense included a release of an uncertain tax position of $3.7 million (inclusive of accrued penalties and interest) that was effectively settled upon closure of an audit. These amounts reflect our estimates of the effective rates expected to be applicable for the respective full fiscal years, adjusted for any discrete events, which are recorded in the period that they occur. These estimates are reevaluated each quarter based on our estimated tax rate for the full year. The estimated effective tax rate includes the impact of valuation allowances in various jurisdictions. We intend to continue to maintain a valuation allowance on our deferred tax assets until there is sufficient evidence to support the reversal of all or some portion of the respective allowances.

In October 2021, the Organization for Economic Co-operation and Development (the "OECD") announced the OECD/G20 Inclusive Framework on Base Erosion and Profit Shifting, which agreed to a two-pillar solution to address tax challenges arising from digitalization of the economy. In December 2021, the OECD released Pillar Two Model Rules defining the global minimum tax rules, which contemplate a minimum tax rate of 15% (“Pillar Two”). In addition, the OECD issued administrative guidance providing transition and safe harbor rules that could delay the impact of the minimum tax directive. Certain countries in which we operate have enacted legislation consistent with the OECD model rules effective beginning in 2024. We considered the applicable tax laws in relevant jurisdictions and concluded there was no material effect on our tax provision for the nine months ended September 30, 2025. We will continue to evaluate the potential effect of Pillar Two rules on our future reporting periods, but we do not expect Pillar Two to have a significant impact on our results of operations, financial position, or cash flows.

The One Big Beautiful Bill Act (the "Act") was signed into law on July 4, 2025. The Act reinstates bonus depreciation, allows for full expensing of R&D expenses, and increases the limitation of interest deductibility for 2025, amongst many other provisions. Since the Act became law during the third quarter of 2025, we accounted for the effects of the Act on our tax provision in the three months ended September 30, 2025. The most significant impact of the Act for us is the ability to deduct the unamortized balance of capitalized R&D costs.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements that have or are reasonably likely to have a current or future material effect on our financial position, changes in financial position, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Liquidity and Capital Resources

Our condensed consolidated statements of cash flows are summarized as follows (in thousands):

	Nine months ended
	September 30,	September 30,
	2025	2024	Change
Net loss	$(49,429)	$(60,599)	$11,170
Adjustments to reconcile net loss to cash flows provided by (used in) operating activities	61,627	48,393	13,234
Changes in operating assets and liabilities	9,961	679	9,282
Net cash provided by (used in) operating activities	$22,159	$(11,527)	$33,686
Net cash used in investing activities	$(23,368)	$(14,890)	$(8,478)
Net cash (used in) provided by financing activities	$(13,490)	$40,177	$(53,667)

We had cash, cash equivalents, and restricted cash aggregating $77 million and $90 million at September 30, 2025 and December 31, 2024, respectively. We had cash held by our non-U.S. subsidiaries aggregating $36 million and $18 million at September 30, 2025 and December 31, 2024, respectively. If we elect to repatriate all of the funds held by our non-U.S. subsidiaries as of September 30, 2025, we do not believe that the amounts of potential withholding taxes that would arise from the repatriation would have a material effect on our liquidity.

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

At September 30, 2025, we had an outstanding balance under the 2024 Term Loan of $344.3 million at an average interest rate of 10.6%, with no revolver balance and no letters of credit outstanding under our 2024 Credit Facility. We were in compliance with all covenants of the 2024 Credit Facility at both September 30, 2025 and December 31, 2024.

In the course of our business, we use letters of credit, bank guarantees, and surety bonds (collectively, "Guarantees"). We had $11.1 million and $10.9 million of Guarantees under various uncommitted facilities as of September 30, 2025 and December 31, 2024, respectively. We had no letters of credit outstanding under the 2024 Credit Facility as of September 30, 2025 or December 31, 2024. At September 30, 2025 and December 31, 2024, we had cash collateral of $2.0 million and $2.7 million supporting the Guarantees, respectively, which are reported as Restricted cash in our condensed consolidated balance sheets.

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

In two separate transactions during 2022, we sold a total of $60 million of the notional amount of our interest rate swap back to our counterparty for $3.1 million, reducing the notional amount of this swap to $340 million. The gain in Accumulated other comprehensive (loss) income related to these sales totaled $3.1 million and was being released into earnings on a straight-line basis over the remaining term of the 2020 Credit Facility as a decrease to interest expense, the amortization of which totaled $0.4 million in the nine months ended September 30, 2024. The remaining unamortized gain in Accumulated other comprehensive (loss) income of approximately $0.5 million was written off to interest expense in conjunction with the refinancing of the 2020 Credit Facility on June 21, 2024.

In two separate transactions in 2023, we received a total of $19.2 million, consisting of $0.8 million of interest and $18.4 million for the sale of the remaining $340 million notional amount of our swap. The portion of the gain in Accumulated other comprehensive (loss) income related to the term loan debt prepaid on the date of the final sale of our swap totaled $7.3 million and was released into earnings immediately as Other expense, net. The portion of the gain in Accumulated other comprehensive (loss) income related to our remaining term loan debt balance totaled $12.0 million and was being released into earnings on a straight-line basis over the remaining term of the 2020 Credit Facility as a decrease to interest expense beginning in the second quarter of 2023, the amortization of which was $3.0 million for the nine months ended September 30, 2024. The remaining unamortized gain in Accumulated other comprehensive (loss) income of $4.4 million was written off to interest expense in conjunction with the refinancing of the 2020 Credit Facility on June 21, 2024.

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

The effective portion of changes in the fair value of designated derivatives that qualify as cash flow hedges is recorded in Accumulated other comprehensive income in the condensed consolidated balance sheet and is subsequently reclassified into earnings in the period that the hedged forecasted transactions affect earnings. Any ineffective portion of the change in the fair value of the derivative would be recognized directly in earnings. However, we recorded no hedge ineffectiveness over the life of our swap. We had no derivative assets or liabilities at September 30, 2025 or December 31, 2024.

In the second quarter of 2025, our Board approved a share repurchase program (the "2025 Repurchase Program" or the “Repurchase Program”) pursuant to which we are authorized to repurchase up to $50 million of our common stock prior to December 31, 2027. We repurchased 1.5 million shares in the nine months ended September 30, 2025, using $5.7 million, with $44.3 million remaining for future repurchases as of September 30, 2025.

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

Our operating activities provided $22.2 million of cash in the nine months ended September 30, 2025 driven by lower accounts receivable, partially offset by lower accrued expenses and other long-term liabilities, accounts payable and deferred revenue. Our net loss was offset by adjustments for non-cash expenses such as amortization of intangible assets, and stock-based compensation.

Our operating activities used cash of $11.5 million in the nine months ended September 30, 2024, primarily as a result of lower deferred revenue, accounts payable, and our net loss adjusted for non-cash expenses. These amounts were partially offset by lower accounts receivable and other operating assets, and higher accrued expenses and other long-term liabilities. Our net loss was adjusted for non-cash expenses such as amortization of intangible assets, stock-based compensation, and the increase in the fair value of our Preferred Stock liability, partially offset by a $6.7 million one-time payment of accumulated dividends as a result of our redemption of our Preferred Stock liability on June 25, 2024, an $8.2 million adjustment for amortization of an accumulated other comprehensive gain related to our interest rate swap, and $14.6 million for deferred income tax expense.

Cash Flows from Investing Activities

Our investing activities used $23.4 million and $14.9 million of cash to purchase property and equipment in the nine months ended September 30, 2025 and 2024, respectively. The increase is primarily due to our build out of a new facility in Israel.

Cash Flows from Financing Activities

Our financing activities used $13.5 million of cash in the nine months ended September 30, 2025. We paid $3.9 million in principal payments on our 2024 Term Debt, $3.8 million of tax obligations related to the vesting of stock awards and units and $5.7 million for the repurchase and retirement of our common stock under the 2025 Repurchase Program.

Our financing activities provided $40.2 million of cash in the nine months ended September 30, 2024. We received $342.3 million in proceeds, net of $7.7 million of original issue discount, from the issuance of term debt under the 2024 Credit Facility that was established on June 21, 2024 to refinance the 2020 Credit Facility. Also, we had $44.1 million of both borrowings and principal payments under the 2020 Revolving Credit Facility. In conjunction with the establishment of the 2024 Credit Facility, we repaid the 2020 Term Debt amounting to $235.4 million, redeemed all of the outstanding Preferred Stock totaling $56.9 million, and paid $6.0 million in debt issuance costs. Also, we paid $0.9 million in principal payments on our 2024 Term Debt. In addition, we paid $3.0 million of tax obligations related to the vesting of stock awards and units.

The rate at which we consume cash is dependent upon the cash needs of our future operations, including our contractual obligations at September 30, 2025, primarily comprised of our debt principal and interest obligations as described above, and our operating lease and purchase obligations. Our operating lease obligations totaled $102.8 million at September 30, 2025, with payments to be made aggregating $4.6 million in the remainder of 2025, $17.8 million in 2026, $16.5 million in 2027 and $63.9 million thereafter. Estimated payments for purchase obligations for the full year 2025 total approximately $96.2 million. We anticipate devoting substantial capital resources to continue our R&D efforts, to maintain our sales, support and marketing, and for other general corporate activities. We believe that our financial resources, along with managing discretionary expenses, will allow us to manage the ongoing impact of inflation on our business operations. Looking ahead, we have developed contingency plans to reduce costs further if the situation deteriorates.

Based on our current expectations, we believe that our current cash balances and available borrowings under the 2024 Credit Facility will be sufficient to meet our anticipated cash needs for working capital and capital expenditures for at least twelve months from the date of issuance of these financial statements.

Recent Accounting Pronouncements

In September 2025, the Financial Accounting Standards Board (the "FASB") issued ASU 2025-06, Intangibles- Goodwill and Other- Internal-Use Software (Subtopic 350-40): Targeted Improvements to the Accounting for Internal-Use Software (“ASU 2025-06”). To clarify how the accounting guidance applies to both linear and nonlinear software development, this standard removes all references to “developments stages” from ASC 350-40. ASU 2025-06 will be effective for us beginning with our 2028 interim and annual financial statements, with early adoption permitted as of the beginning of an annual reporting period. We are currently evaluating the impact of this accounting standard on our consolidated financial statements and related disclosures.

In July 2025, the FASB issued ASU 2025-05, Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses for Accounts Receivable and Contract Assets (“ASU 2025-05”), which provides a practical expedient related to the estimation of expected credit losses for current accounts receivable and current contract assets that arise from transactions accounted for under ASC 606. In developing reasonable and supportable forecasts as part of estimating expected credit losses, all entities may elect a practical expedient that assumes that current conditions as of the balance sheet date do not change for the remaining life of the asset. ASU 2025-06 will be effective for us beginning with our 2026 interim and annual financial statements, with early adoption permitted. We believe this ASU will have no material impact on our consolidated financial statements.

In November 2024, the FASB issued ASU 2024-03, Income Statement, Reporting Comprehensive Income: Expense Disaggregation Disclosures (Subtopic 220-40) (“ASU 2024-03”), which requires disaggregation of certain expense captions into specified categories in disclosures within the footnotes to the financial statements. The objective of this standard is to provide investors with information to better understand a public entity’s performance and prospects for future cash flows, and to compare its performance over time with that of other entities. ASU 2024-03 will be effective for us beginning with our 2027 annual financial statements and interim financial statements thereafter, with early adoption permitted. The adoption of ASU 2024-03 will require us to provide new footnote disclosure about the types of expenses that are included in certain captions on our Statements of Operations, such as Cost of revenue, Research and development, Sales and marketing, and General and administrative.

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

Item 4.   Controls and Procedures

Disclosure Controls and Procedures

Evaluation of Disclosure Controls and Procedures. Our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")) as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of September 30, 2025.

Changes in Internal Control over Financial Reporting. There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter ended September 30, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

The outcome of litigation is inherently uncertain. If one or more legal matters were resolved against the Company in a reporting period for amounts above management’s expectations, our financial condition and operating results for that reporting period could be materially adversely affected. We settled certain matters during the nine months ended September 30, 2025 that did not individually or in the aggregate have a material impact on our financial condition or operating results.

Item 1A.   Risk Factors

Our business faces significant risks and uncertainties, which may have a material adverse effect on our business prospects, financial condition and results of operations, and you should carefully consider them. There have been no material changes in the nine months ended September 30, 2025 to the risk factors described in Part I, Item 1A. of our Annual Report on Form 10-K for the year ended December 31, 2024.

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds

(c)   Issuer Purchases of Equity Securities

The following table provides information with respect to the shares of common stock repurchased by us for the periods indicated:

				Approximate Dollar
			Total Number of	Value of Shares
			Shares Purchased	that May
			as Part of	Yet be Purchased
	Total Number	Average	Publicly	Under
	of Shares	Price Paid	Announced Plans	the Plans
Period	Purchased (1)	per Share	or Programs (2)	or Programs (3)
July 1, 2025 to July 31, 2025	7,798	$3.94	512,468	$45,769,156
August 1, 2025 to August 31, 2025	33,284	$3.95	398,624	$44,269,368
September 1, 2025 to September 30, 2025	71,487	$3.76	—	$44,269,368
Total	112,569	$3.83	911,092	$44,269,368
(1)	Upon vesting of restricted stock awards and performance-based stock units, certain of our employees surrender a portion of the newly vested shares of common stock to satisfy the tax withholding obligations that arise in connection with their vesting. During the third quarter of 2025, 112,569 awards and units were surrendered, consisting of 95,847 shares of restricted stock and 16,722 of performance-based stock units.
(2)	In June 2025, we announced a stock repurchase program for the period beginning June 5, 2025 through December 31, 2027, under which our Board of Directors authorized the repurchase of up to $50 million of our common stock at management’s discretion in the open market, in privately negotiated transactions structured through investment banking institutions, or a combination of the foregoing, (the "2025 Repurchase Program" or the “Repurchase Program”). We used $3.5 million to repurchase 911,092 shares of our common stock under the Repurchase Program during the third quarter of 2025. At September 30, 2025, we had $44.3 million remaining under the Repurchase Program for future repurchases. The amount and timing of repurchases are subject to a variety of factors including liquidity, cash flow, stock price, compliance with our credit facility and general business and market conditions. We may also from time to time, enter into Rule 10b5-1 plans to facilitate repurchases of our shares under this authorization. The Repurchase Program may be modified, increased, suspended, or discontinued at any time. The Repurchase Program is being funded using cash on hand and cash from operations.
(3)	Represents amounts available for repurchases under the Repurchase Program.

Item 5.   Other Information

Cybersecurity Incident Disclosure

In early September 2025, the Company became aware that unauthorized persons, reportedly associated with a nation-state actor, had gained access to the Company’s IT network. The Company promptly initiated its incident response plan and began an investigation, containment and remediation effort using multiple third-party cybersecurity experts, including federal law enforcement. While the investigation is ongoing, the Company believes that it has been successful in terminating the unauthorized access by the threat actor.

The Company has preliminarily determined that initial access by the threat actor may have occurred as early as December 2024, with final determinations dependent on completion of the ongoing investigation. As of the date of this quarterly report on Form 10-Q, we are not aware of evidence indicating that the threat actor accessed or exfiltrated any material information. Several customer files saved outside of the main network on two laptops do appear to have been accessed by the threat actor and those customers have been notified by the Company.

As of the date of this quarterly report on Form 10-Q, the Company does not believe that the incident has had a material impact, including on its financial condition or results of operations. As noted above, the Company’s investigation into this incident is ongoing and the Company continues to take additional steps to further strengthen its network security. The Company expects to incur additional costs in the fourth quarter of 2025 associated with its continued investigation into this incident, and in network strengthening efforts, however, the Company does not currently expect such costs to be material.

Insider Trading Arrangements

During the three months ended September 30, 2025, none of the Company’s directors or officers (as defined in Rule 16a-1(f) of the Securities Exchange Act of 1934) adopted, terminated or modified a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408 of Regulation S-K of the Securities Act of 1933).

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

Date: October 23, 2025