Form 10-K
period 2025-12-31
Ribbon Communications Inc.
filed 2026-02-26
CIK 1708055

f

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2025
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

The aggregate market value of the common stock held by non-affiliates of the registrant was approximately $299.5 million based on the closing price on June 30, 2025. As of February 23, 2026, the registrant had 175,604,524 shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the definitive Proxy Statement to be delivered to stockholders in connection with the registrant’s 2026 Annual Meeting of Stockholders are incorporated by reference into Part III of this report.

RIBBON COMMUNICATIONS INC.

FORM 10-K

YEAR ENDED DECEMBER 31, 2025

Cautionary Note Regarding Forward-Looking Statements

This Annual Report on Form 10-K contains “forward-looking statements” within the meaning of the U.S. Private Securities Litigation Reform Act of 1995, which are subject to a number of risks and uncertainties. All statements other than statements of historical facts contained in this report, including statements the effect of U.S. tariffs and the response from other countries, future expenses and restructuring activities and the anticipated benefits thereof, results of operations and financial position, capital structure, impacts from the war in Israel, beliefs about our business strategy, availability of components for the manufacturing of our products, ongoing litigation, plans and objectives of management for future operations and manufacturing are forward-looking statements. Without limiting the foregoing, the words “anticipates”, “believes”, “could”, “estimates”, “expects”, “intends”, “may”, “plans”, “seeks” and other similar language, whether in the negative or affirmative, are intended to identify forward-looking statements, although not all forward-looking statements contain these identifying words. Forward-looking statements are based on our current expectations and assumptions regarding our business, the economy and other future conditions. Because forward-looking statements relate to the future, they are subject to inherent uncertainties, risks and changes in circumstances that are unknown and/or difficult to predict and that may cause our actual results, performance or achievements to be materially different from those expressed or implied by the forward-looking statements. Such risks and uncertainties include, but are not limited to, unpredictable fluctuations in quarterly revenue and operating results; the impact of restructuring and cost-containment activities; delayed purchases by U.S. federal customers as a result of a new or prolonged U.S. government shutdown; increases in tariffs, trade restrictions or taxes on our products; supply chain disruptions resulting from component availability and/or geopolitical instabilities and disputes (including those related to the wars in Israel and Ukraine); material litigation; the impact of fluctuations in interest rates; material cybersecurity and data intrusion incidents, including any security breaches resulting in the theft, transfer, or unauthorized disclosure of customer, employee, or company information such as the incident that occurred in 2025 related to a nation-state actor gaining access to the Company’s IT network, which was subsequently contained and remediated successfully; our ability to comply with applicable domestic and foreign information security and privacy laws, regulations and technology platform rules or other obligations related to data privacy and security; failure to compete successfully against telecommunications equipment and networking companies; failure to grow our customer base or generate recurring business from our existing customers; credit risks; the timing of customer purchasing decisions and our recognition of revenues; macroeconomic conditions, including inflation; our ability to adapt to rapid technological and market changes; our ability to generate positive returns on our research and development; our ability to protect our intellectual property rights and obtain necessary licenses; our ability to maintain partner, reseller, distribution and vendor support and supply relationships; the potential for defects in our products; risks related to the terms of our credit agreement; higher risks in international operations and markets; currency fluctuations; unanticipated adverse changes in legal, regulatory or tax laws; future accounting pronouncements or changes in our accounting policies; and/or failure or circumvention of our controls and procedures. We therefore caution you against relying on any of these forward-looking statements. Additional important factors that could cause actual results to differ materially from those in these forward-looking statements are discussed in this Annual Report, including in Item 1A., “Risk Factors” of Part I of this Annual Report on Form 10-K. Any forward-looking statement made by us in this Annual Report speaks only as of the date on which this report was first filed. We undertake no obligation to publicly update any forward-looking statement, whether as a result of new information, future developments or otherwise, except as may be required by law.

PART I

Item 1. Business

Company Overview

We are a leading global provider of communications technology to service providers and enterprises. We provide a broad range of software and high-performance hardware products, network solutions, and services that enable the secure delivery of data and voice communications, and high-bandwidth networking and connectivity for residential consumers and for small, medium, and large enterprises and industry verticals such as finance, education, government, utilities, and transportation. Our mission is to create a recognized global technology leader that provides network solutions that are scalable, elastic and cloud-centric, enabling the secure exchange of information. We are at the intersection of the adoption of Artificial Intelligence (“AI”) by Service Providers and Enterprises addressing the rapid growth in fiber connectivity and integration of voice capabilities into Agentic AI platforms We are headquartered in Plano, Texas, and have a global presence with research and development or sales and support locations in over 30 countries around the world.

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

Industry Background

Today’s communications service providers (“CSPs”) and enterprises are investing in their networks to compete in an ever-changing technology and customer experience landscape driven largely by cloud computing, mobile workforces requiring hyper-connectivity, new high-performance applications and use cases, and an insatiable demand for bandwidth by end-customers and the applications they use. The exponential growth in traffic has largely been driven by video consumption, and over the next several years, new applications leveraging large language model (“LLM”) AI are expected to dramatically increase network bandwidth usage. As a result, service providers and enterprises must constantly seek out new technologies to refresh their networks and provide greater flexibility, automation, programmability, scalability, and reliability, enabling these new applications and services with expedited time-to-market. These investments provide a competitive advantage and deliver value-added services that improve network efficiency, increase customer satisfaction, and generate new revenue streams. Within this broad industry context, investment in our products and services is driven by several key industry trends and strategic priorities.

Modernization of Communications Service Provider Networks to Reduce Total Cost of Ownership

CSPs of all types operate in a hyper-competitive environment as consumers and businesses have an increasing number of choices for their communication needs. It is imperative that providers invest to capture new revenue streams while reducing network operating costs. Legacy services such as IP Multiprotocol Label Switching (“MPLS”) circuits, Centrex business services, and TDM phone lines are increasingly expensive to operate, and providers need to migrate customers to new offerings or risk high-margin revenue streams. All these factors are causing service providers to rethink and evolve, or even overhaul, the way networks are designed, architected, managed, and optimized to deliver services to their customers with disruptive economics. They are migrating services to new software platforms that can be deployed in both private and/or public cloud environments (referred to as the “Telco Cloud”) using cloud-native technologies, architectures, and operational processes with automation and concepts such as Continuous Integration and Continuous Delivery (“CI/CD”). Increasingly, network operators are also pursuing open, multi-layer optimized and disaggregated IP and Optical networking solutions, where they have the flexibility to assemble networks based on transport and control subsystems from different vendors using software-defined networking.

Service providers in some global regions, as mandated by governments or voluntarily, are also replacing certain incumbent vendor communications equipment and technology in their networks because of concerns for security. This presents significant growth and market share opportunity.

This technology evolution challenge extends beyond service providers to many enterprises, as well as Federal, State, and Local governments. In particular, U.S. Federal agencies including Department of War and other civilian agencies have a significant need to modernize their voice communications infrastructure by replacing legacy on-premises systems with cloud-based voice and video solutions. However, the unique requirements regarding security and survivability are not easily met by off-the-shelf enterprise applications, creating significant opportunities for companies that specialize in this area.

Deployment of 5G Mobile Technology

One of the most significant investments being made by mobile carriers across the world is the deployment of 5G broadband cellular technology. This architecture shift impacts the entire ecosystem, from handsets and Radio Access Network through the metro and core network and back-office systems. The ultimate goal is a step-function improvement in capacity and coverage, as well as to unlock new revenue-generating applications for consumers and businesses. The increased bandwidth unlocked by the higher capacity radio infrastructure enables new use cases such as Fixed Wireless Access, displacing lower capacity wired internet access solutions, and we believe new mobile applications will emerge, such as Reality/Virtual Reality, cloud gaming, telehealth, Internet of Things, and Industry 4.0, all made possible by the massive bandwidth increases, low latency and highly secure infrastructure that 5G provides.

As deployments increase, the access and aggregation layers of the mobile network also require significant upgrades and investment, driving fiber and IP Networking to the very edges of the network. This investment cycle and technology disruption is an opportunity for new innovative suppliers to be selected.

Demand for Hyper-Connectivity and Bandwidth Driving Fiber Access Deployment

Our global information society is overflowing with telecommunications data traffic, for business, entertainment, education, surveillance, industrial control, online retail, and many other applications. These applications, increasingly delivered from the cloud, generate a huge amount of data driven largely by the video and image components. This exponential growth in data traffic is expected to continue and even accelerate, straining existing broadband and mobile networks. While 5G and next-generation WiFi are the technologies of choice for the wireless network, there is also a surge of investment to address the bottleneck in the broadband access network through higher-capacity fiber connections.

Governments in many countries around the world are investing to address and help close the “Digital Divide” and extend ultra-broadband services and connectivity to underserved communities. As an example, in the United States, the Broadband Equity, Access and Deployment (BEAD) Program, the FCC Rural Digital Opportunity Fund, the 5G Fund for Rural America, and the USDA Rural Development Broadband ReConnect Program expect to provide billions of dollars in funding to deliver broadband connectivity to rural communities in the U.S. Whether working or learning from home, streaming 4K television, or playing the latest online video games, rural subscribers require dependable, high-speed Internet access to participate and thrive in the digital world. Forward-looking service providers are taking advantage of government funding programs to expand network capacity and transform the communities they serve. Next-generation rural broadband networks help service providers grow their revenues by extending service reach and diversity, and by satisfying the massive pent-up demand for high-speed Internet connectivity. Next-generation broadband networks will also leverage new technologies such as fixed-wireless access, while laying the foundation for future revenue opportunities, such as 5G backhaul transport services.

At the foundation, high-performance optical connections and advanced IP networking are needed to keep pace with advancements in communications. This hyper-connectivity will be a key enabler and deliver disruptive ultra-low cost-per-bit communications within and between networks and the cloud, while also delivering on the promise of latency-sensitive networking demanded by many of the applications.

Increased Adoption of Cloud Communications and Collaboration

The shift to cloud-based communications began several years ago driven largely by the advantages of running applications in a virtual cloud environment and reducing dependency on on-premises computing and communications technologies. The Coronavirus Disease 2019 (“COVID-19”) pandemic accelerated this trend significantly, driven by the need for more remote working and commerce for many businesses and industries. As a result, businesses and consumers rapidly shifted from brick-and-mortar facilities and travel to work-from-home, or hybrid work-in-the-office and work-from-home, using cloud communications and collaboration platforms such as Microsoft Teams, Zoom Phone, and others, and require these communications platforms to be highly secure and scalable. New applications enabled by LLM AI will dramatically increase traffic from subscriber devices to the data center.

Need for Reliable, Secure, High-Bandwidth Enterprise and Critical Infrastructure Communications

The “critical infrastructure” market vertical is defined as those companies whose assets, systems, and networks, whether physical or virtual, are considered vital to a country’s national interest. Critical infrastructure providers are under increasing pressure to support new services, reduce carbon emissions, improve security, expand automation, and increase safety. Achieving these goals requires a transition to a modernized, secure communications network that provides seamless IP connectivity and services, as well as very high-capacity optical transport. With an integrated IP and optical transport solution, a critical infrastructure network operator can provide a highly reliable, secure, future-proof communications solution optimized for critical industries.

Data is the lifeblood of any business, and it must be easily accessible across the enterprise to power business applications and to support services to end-customers. It must also be replicated across multiple locations for business continuity and disaster recovery and must be protected from inappropriate access, theft, and corruption. Enterprises deploy optical networking, secured by optical encryption, to attain the needed performance and security. Similarly, command and control groups within today’s defense forces have a need for high-performance secure networks as their strategic sensors and assault systems are becoming more integrated. In this ecosystem, effective decision-making requires pooling and analyzing data from a vast array of sensors and other information sources. The data must be delivered securely, in real-time, to wherever it is required. These solutions integrate intelligent optical transport with agile IP networking to provide a converged, secure, communication network that can be rapidly configured and deployed in challenging environmental conditions.

Global demand for fiber connectivity

Across the globe, nations are investing in fiber-optic infrastructure, driven by a desire to gain a competitive economic advantage and enhance national security. The European Union has set a goal for universal gigabit connectivity by 2030 through its Digital Decade initiative. India’s BharatNet project aims to connect 250,000 village councils with fiber, and the USA’s $42 billion BEAD fund prioritizes rural broadband in unserved regions.

Many of these programs were well underway before the potential for additional exponential growth in data driven by AI training and inference applications. Accommodating this level of growth represents a significant long-term undertaking and investment from fiber infrastructure providers. To manage the increasing traffic volumes from both AI & expanded broadband access, data center operators and communication service providers will require high-density optical networking and IP routing platforms.

Using Artificial Intelligence to reduce network operating costs

AIOps (Artificial Intelligence for IT Operations) uses AI, machine learning (ML), and data analytics to automate, enhance, and streamline IT operations. Large network environments inherently generate vast, disparate datasets. Exacerbating the issue, communications service providers often have multiple generations of infrastructure that deliver vastly different types of data. AIOps solutions are uniquely capable of analyzing disparate datasets in real-time, reducing operational noise, enabling proactive anomaly detection, and accelerating problem resolution. AIOps tools can also reduce staffing constraints by automating common operational tasks such as performance monitoring, workload scheduling, and data backups. As older staff exit the workforce, AIOps can also fill a critical skills gap.

Networks continue to grow in scale and complexity. AIOps services will become increasingly important to network operators as they are driven to minimize operational costs without sacrificing performance or customer experience.

Enhancing access to voice-enabled agents

Personal assistants such as Alexa or Siri introduced us to Natural Language Processing (NLP). Voice-enabled agents offer a similar level of ease of use but operate at a far different skill level. Agentic AI-based agents can mimic human-like decision-making and manage complex conversations in real time. Agentic AI-based agents provide the natural dialogue required for customer service applications in contact centers.

Voice-enabled agents are not local to your personal device; they rely on high-quality network connectivity (across phone, web, and mobile) to deliver a natural experience. When an end user connects via phone, the voice quality is critical because advanced Natural Language Processing relies on the caller's intonation. Modern IP-based voice networks, including 4G/5G voice, deliver higher fidelity voice than traditional analog or TDM connections. Likewise, the data network between the end user and the voice-enabled agent is equally critical for web or mobile app-based interactions. This has to be a low-latency connection, or the engagement will seem unnatural.

Agentic AI-based agents have the potential to disrupt the traditional contact center business model in a significant way. Unlike human agents, they can be deployed in the cloud, including sovereign clouds. That means they can elastically scale to meet changing demand, operating at low or no cost when idle and instantly available to serve an unlimited number of customers. The only limitations are the scale of the cloud infrastructure and the availability of high-quality voice or data connectivity to the end user.

Strategy Overview

Our mission is to create a recognized global technology leader that provides scalable, elastic, and cloud-centric networking solutions that enable the secure exchange of information. These voice and data solutions leverage the latest AI and automation technology to reduce operational costs and enhance business performance. Our transformative acquisition of ECI in 2020 dramatically expanded our addressable market beyond secure voice communications into IP Networking, Optical Transport, and Software-Defined Networking (“SDN”) Management and Automation. We are implementing a focused strategy to target our broad global base of service providers and enterprise customers to establish ourselves as a key supplier of networking solutions.

Key elements of the strategy include:

●	Operational Integration – Initially adopting a business-unit model post-acquisition, we evolved the organization in 2023 by integrating the two business units under a single leader, establishing a Chief Operating Officer position. In 2024, we further tightened alignment by integrating several software R&D teams and an integrated customer support and services organization. Our go-to-market team is similarly combined under a single Global Sales Leader supported by an integrated marketing organization focused on increasing brand awareness, targeted marketing campaigns, and lead generation.
●	Network Modernization – Substantial ‘technology debt’ exists across both Service Provider and Enterprise networks with increasing support costs and reliability challenges. Ribbon has extensive experience across multiple generations of voice and data technologies to support our customers’ efforts to implement modern cloud-centric services with minimal disruption to customers and revenue streams.
●	Cross-Selling and Tier One Service Provider Growth – We are laser-focused on marketing and selling our combined portfolio to our global base of service providers, critical infrastructure providers, and enterprise customers to expand our presence and gain market share in the larger IP routing and optical networking segment.
●	North American IP Optical Networks Market Share – We expect to continue to unlock the value of our routing and optical networking portfolio by growing market share in North America by leveraging the extensive deployment base and ongoing business that we have with service providers, critical infrastructure, and enterprise customers. In particular, we have a growing presence with regional service providers in the U.S., bolstered by federal funding programs to improve internet access in underserved markets. We have also identified opportunities to combine technology from both our voice and IP routing portfolios to address a clear customer need and differentiate our offering.
●	AI Growth Vectors – We are aggressively pursuing multiple paths to derive value from the explosive investment in Artificial Intelligence:
o	We have launched a new AIOps and Automation platform called Acumen that delivers operational savings for network operators by using AI to automate network operations and accelerate trouble resolution. Acumen offers multiple points of differentiation, including true multi-vendor and multi-layer support, as well as a low-code/no-code application builder to accelerate app development.
o	We are partnering with other AI application providers and enabling them to interface their AI platform with existing voice networks. Ribbon voice and data solutions are critical to delivering high-quality voice and low-latency data for the voice-enabled AI agent platforms seeking to disrupt the traditional contact center market.
o	Ribbon’s optical networking solutions are being deployed to meet the growing demand for data center interconnect, particularly as data center developers look to rural areas for power and space.
●	Participate in the 5G Opportunity – Significant R&D investments in our IP Optical product portfolio have positioned us to address opportunities tied to the deployment of 5G mobile networks. We focus on the access and aggregation layer of the network, including cell-site routers, optical transport, and IP aggregation and routing. We believe 5G represents a multi-year opportunity as global service providers roll out the new technology and build the necessary network infrastructure.
●	Software-Centric and Cloud-Native Offerings – The industry is in the early stages of a major migration of network functions from on-premise hardware platforms to private and public cloud networks. This is a significant technology and operational paradigm shift, and an area where Ribbon has substantial industry leadership. We believe this transition is instrumental in continuing to improve our profitability and competitiveness, and in growing the recurring revenue portion of our business.
●	Enterprise Offerings – Our solution portfolio includes secure Unified Communications, software-centric applications, and IP and Optical network connectivity solutions. Together, these solutions address various critical infrastructure, federal defense, large enterprise, and medium-sized businesses. We leverage partnerships with key go-to-market channels and solutions providers such as Dell and Microsoft, as well as other popular unified communications and collaboration platforms such as Zoom Phone and Webex Calling.
●	Partnerships – We continually look to expand our partnership ecosystem to form strategic relationships that will enhance our current solution offerings to our customers.

Customers

Our customers are comprised of a diverse set of service providers and enterprises located in over 140 countries around the world. Service provider customers include telephone companies (“telcos”) offering fixed and wireless communications services, cable Multi-System Operators (“MSOs”) and Communications as a service provider. Our service provider customers include many of the largest CSPs globally. Enterprise customers include small, medium, and large businesses and industry verticals such as transportation, utilities, government/public sector, finance, and education.

Customers trust us to solve their most challenging communications requirements, enabling people and devices to connect anytime, anywhere. Our customer-centric culture shapes all of our activities and inspires our team members to make a positive impact with our clients, investors, and communities.

In the year ended December 31, 2025, Verizon Communications Inc. (“Verizon”) accounted for approximately 17% of our revenue. Verizon is a service provider that offers interconnect, fixed line and mobile communications services, and our software solutions are sold across their business divisions supporting their large enterprises, SMB and consumer telecommunications and cable-related offerings. Our top five customers represented approximately 41% of our revenue in the year ended December 31, 2025.

Segment Information

Our Chief Operating Decision Maker (“CODM”) assesses our performance based on the performance of two separate lines of our business: the Cloud and Edge segment (“Cloud and Edge”) and the IP Optical Networks segment (“IP Optical Networks”).

Cloud and Edge Business Segment

The Cloud and Edge segment provides secure and reliable software and hardware products, solutions, and services for VoIP communications, Voice Over LTE (“VoLTE”) and Voice Over 5G (“VoNR”) communications, as well as unified communications-related (“UC”) services to both service provider and enterprise customers. Our Cloud and Edge products are increasingly software-centric and cloud-native, with deployments across private, public, and hybrid cloud infrastructures, in data centers, on enterprise premises, and within service provider private networks.

Cloud and Edge Products and Solutions

Our Cloud and Edge portfolio delivers multiple solutions for enabling VoIP, VoLTE, VoNR, and UC&C in network, on-premises, or via the Telco Cloud for a broad range of service provider and enterprise customers. The solutions provided with this portfolio include those for:

●	Network transformation of fixed service provider voice services networks to help evolve, consolidate, and modernize legacy networks to VoIP and onto virtualized network environments or the Telco Cloud.
●	Securing and implementing IP Multimedia Subsystem (“IMS”) networks required by mobile service providers for VoLTE and VoNR (5G) voice services.
●	Securing network interconnects between communications service providers as well as protecting VoIP communications infrastructures.
●	Securing and providing resilient connectivity for cloud-based unified communications solutions such as Microsoft Teams, Zoom Phone, Webex Calling, as well as service provider—hosted and managed UC.
●	Securing premises and cloud-based contact center applications such as Five9, NICE CXone, Genesys, and similar services.
●	Modernizing and evolving unified communications for large enterprises, government (both civilian and military), and key industry verticals, supporting both on-premises and cloud-based deployments.
●	Helping mitigate robocalls and prevent fraud by determining phone caller identity, intent, and the caller’s reputation.
●	Enabling Agentic AI platforms to interface with traditional voice communication services thru secure Cloud APIs.
●	Analytics and AI-driven automation to provide visibility, security, manageability, and service assurance for optimizing communication network operations, reducing costs, and improving customer experiences.

Our Cloud and Edge market-leading product portfolio consists of three main categories – Session Border Controller (“SBC”) products, Network Transformation products, and the Acumen AIOps and Automation products:

Our SBC product portfolio encompasses a full range of deployment platforms including:

●	Fully cloud-native software implementations (“CNF”) that leverage an industry-leading microservices architecture with Kubernetes orchestration to deliver continuous integration (“CI”) and continuous delivery (“CD”) to automate and coordinate the software delivery pipeline. These elements can be deployed in both private and public cloud environments, such as Red Hat OpenShift, Amazon Web Services (“AWS”), Microsoft Azure, and Google Cloud Platform.
●	Feature-rich virtualized software products (“VNF”) that can run on Commercial Off-The-Shelf (“COTS”) hardware or in private or public cloud environments.
●	On-premises dedicated appliances (“PNF”) that scale up and down to meet the most demanding performance and security requirements.

Our SBC portfolio consists of the following categories of products:

●	Core network SBCs that are deployable by customers in their core networks, or on private or public clouds, and used to identify, manage, and protect voice communications traffic as it moves through and between communication networks. SBCs secure and interwork different voice communications protocols at IP network boundaries, both within and between service provider and enterprise networks. The portfolio also includes Policy and Routing products that work across heterogeneous voice networks to intelligently manage communications sessions based on multiple policies such as least-cost and Quality of Service routing, media type, source or destination, and time of day or week.

●	Enterprise Session Border Controllers and Edge products, deployable on premises or in the cloud, enable organizations to gracefully migrate legacy premises assets to secure cloud-based UC and contact center applications. These include prominent offerings such as Teams Phone, Zoom Phone, Webex Calling, Five9, NICE CxOne, Genesys, and a multitude of service-provider offerings. Enterprise SBCs provide voice security, protection against Telephony Denial of Service (“TDoS”) attacks, and help resolve a variety of interoperability issues between an enterprise’s existing communication assets and its service provider or cloud communications provider. In addition, the Edge 8000 and EdgeMarc multi-service gateway portfolio provides voice gateway support for legacy TDM and analog interfaces, including T1/E1 and FXO/FXS ports. These are critical in geographies where SIP trunks are unavailable or unreliable. They also provide integration with installed analog devices, such as elevator phones, paging equipment, and fax machines.

Our Network Transformation product portfolio is deployed in the most demanding environments and enables the modernization of fixed, mobile, and enterprise voice communications networks to support network and Telco Cloud-based services and the next generation of IP-based voice communications services, and includes multiple software-centric platforms and products, including:

●	Call Controllers that provide call processing within networks for voice communications services and applications.
●	Media Gateways that perform the interworking or translation of media, or voice sessions, and the corresponding network protocols both within and across VoIP and legacy communications networks, and use codecs (coder-decoder) and digital signal processors to do so.
●	A multi-tenant and highly scalable Application Server that enables the deployment of VoIP and UC services and applications.

Ribbon Acumen is a network-agnostic, cloud-native AIOps and Automation platform that enables communications service providers and enterprises to accelerate their path to an autonomous network. By combining real-time data observability, analytics, AIOps, and agentic orchestration capabilities, Acumen enables customers to automate the operation of their multi-vendor networks, reducing management complexity and costs and improving customer experiences.

●	Ribbon Acumen comprises a series of ready-made, established applications, including Ribbon’s existing Analytics, MUSE, LEAP, and RAMP applications. It then adds a low-code/no-code Builder that enables organizations to integrate, analyze, and respond to data from any network device or application, and to leverage AI, ML, and Agentic AI to automate operational workflows. Acumen Builder can easily thread together a diverse set of actions to create a solution tailored to one customer’s unique requirements. By combining AIOps, SecOps, and DevOps capabilities, Acumen can help network operators achieve a range of business outcomes by automating network lifecycle tasks, from deployment and optimization to rapid issue resolution. Users can interact with Acumen via natural language (chat or voice) to request information or give instructions. Acumen is an open and multi-vendor solution that integrates with multiple generations of both Ribbon and third-party products, including automation and operational support system (OSS) platforms.
●	Customers start on their path to autonomous networks with Ribbon Analytics as a standalone platform, deploying applications that aid customers in gathering actionable intelligence from their communications network elements, including SBCs in the core and edge of their networks, to provide them with network performance visibility, service assurance, security, and fraud mitigation.
●	Ribbon Call TrustTM combines information from deployed network elements, including SBCs and Ribbon Analytics, as well as third-party databases, to determine phone caller identity, intent, and reputation. With this information, it is possible to help determine if a call is from a legitimate person, for a legitimate purpose, and without malicious intent, ultimately helping to detect and mitigate robocalls and prevent fraud. Our customers use these capabilities to deliver a better call experience to their end customers. We are an industry leader in the development and deployment of the STIR (Secure Telephone Identity Revisited) and SHAKEN (Signature-based Handling of Asserted information using toKENS) standards, with deployments throughout North America and select countries in Europe.

Cloud and Edge Competition

Competition in the market for the Cloud and Edge portfolio remains strong. The market is shifting from an environment dominated by a few large telecommunications legacy hardware equipment companies, such as Ericsson LM Telephone Company (“Ericsson”), Huawei Technologies Co. Ltd. (“Huawei”), and Nokia Corporation (“Nokia”), to a market that is characterized by cloud-native software, hybrid private public cloud compute environments, and open interoperable interfaces. We believe this shift creates opportunities for us to differentiate and gain share from competitors such as:

●	Huawei, Ericsson, Nokia, Oracle Corporation, Cisco Systems, and AudioCodes for our SBCs and enterprise gateway offerings.
●	TransUnion, Alianza (acquired Metaswitch assets), First Orion Corp., SecureLogix, TransNexus, and Transaction Network Services, for our Ribbon Call Trust offerings.
●	NetScout Systems, Mobileum, Infovista (Hammer), SecureLogix, and Elisa Industriq (Polystar) for our Analytics offerings.
●	Nokia, Ericsson, Ciena/Blue Planet, Cisco/Splunk, Netcracker, and Amdocs for our AIOps and Automation offerings.
●	Huawei, Alianza (acquired Metaswitch assets), NetSapiens, Nokia, and Ericsson for our Network Transformation offerings.

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

IP Optical Networks Business Segment

The global information society is generating a very high volume of telecommunications traffic for business, entertainment, education, surveillance, industrial control, and other applications. Technologies like 5G, distributed cloud computing and corresponding applications are predicted to continue this exponential traffic growth. IP and Optical networks are at the foundation of this information economy, and indeed are one of its key enablers, delivering ultra-low cost-per-bit transport and multi-service flexibility. Our IP Optical Networks segment provides high-performance, secure, and reliable hardware and software products and solutions for IP networking, switching, and routing, and optical transport. This portfolio is offered to service providers, enterprises and industry verticals with critical transport network infrastructures requirements including utilities, government, defense, transportation and education and research.

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

Our IP Optical Networks multi-layer product portfolio includes:

●	The Apollo product line provides programmable and open Optical Transport Network (“OTN”) capabilities over Dense Wavelength Division Multiplexing (“DWDM”) support. The OTN layer maps Ethernet and other services into OTN bit streams for transparent optical transmission, and DWDM routes wavelengths of light containing the OTN-encapsulated bit streams across wide areas, greatly increasing the efficiency and capacity of fiber facilities. Our Apollo hardware and software products deliver reconfigurable and programmable low-latency optical transport that simultaneously speeds up provisioning of new services while maximizing traffic throughput at the lowest cost per bit. Apollo offers customers two transmission optimization options. Capacity-reach optimization uses industry-leading 5nm-140Gbaud technology that maximizes channel capacity for any given distance. It supports optical transmission speeds ranging from 400 gigabits per second for ultra-long-haul applications to 1.2 terabits per second for short-haul applications. Power-cost optimization uses low power consumption and cost-effective 400 gigabit per second technology, which delivers strong enough performance for metro applications. The Apollo product line provides state-of-the-art transparent and flexible DWDM and OTN transport with integrated packet switching capabilities. A modular architecture allows optimized solutions across access, metro, regional, and long-haul networks. Apollo combines high-performance, low-latency OTN transport and OTN switching with software-configurable optical routing for maximum efficiency. Apollo can dynamically reconfigure optimal links in the event of fiber failures to maintain service availability. Apollo is “self-aware,” with intelligent reporting to enable efficient, SDN-ready operations. Apollo also provides deployment options, whether as an integrated solution or as standalone subsystems for disaggregated, open-architecture, multivendor solutions. A key security feature of Apollo that is used broadly in critical infrastructure and enterprise deployments is Layer 1 Optical Encryption. This uses AES-256 encryption, which is the strongest and most robust encryption standard commercially available today, and also supports a choice of standard, Post-Quantum Computing, and Quantum Key Distribution key exchange mechanisms.
●	The Neptune product line of high-performance switching and routing solutions are optimized to provide the converged multi-service, service-aware aggregation needed for cost/performance optimized connectivity between consumers and the applications and services they are using. Neptune supports multiple services delivered over multiple access network technologies. Ethernet interfaces ranging from Gigabit Ethernet (“GbE”) through to 100GbE allow all IP/MPLS and Ethernet access networks to be supported, and pluggables providing XGS-PON, EPON, and TDM circuit emulation allow PON access networks and legacy TDM access networks to be supported. Traffic from the access networks is aggregated and connected to the services, applications, and compute platforms, meeting the specific service-level agreements required for each service, including guaranteed latency, jitter, capacity, or reliability. To achieve this, Neptune uses a range of protocols such as IP/MPLS, MPLS-TP, and segment routing traffic engineered (“SR-TE”). As services, applications, and compute platforms become increasingly distributed across the network, located in local data centers and multi-access Edge compute platforms, Neptune, in conjunction with MUSE, can dynamically route the connectivity wherever it is required, whilst still meeting the performance requirements. In addition, Neptune provides a 800G ZR+ pluggable capability, allowing it to support both single layer IP over DWDM connectivity or multi-layer optimized IPoOTN/DWDM connectivity, whichever best meets the network operator’s needs. With these capabilities, Neptune is ideally suited for residential broadband backhaul, business services, MSOs, and private enterprise networks. With Flexible Ethernet, enhanced timing and synchronization capabilities, 25GbE and 50GbE interfaces, and high-capacity, high-density platforms, Neptune is also ideal for 5G deployments. These capabilities and unique form factors such as DIN-rail mounting, street cabinet deployment and environmental capabilities also make Neptune a compelling solution for mission-critical enterprises.
●	The Muse SDN multi-layer Domain Orchestrator and cognitive software is a suite of cloud-native applications that deliver SDN domain orchestration for underlying multi-layer Neptune IP and Apollo Optical networks. This covers complete lifecycle management and automation to speed up time-to-revenue, reduce total cost of ownership, and facilitate integration into wider ecosystems. It is powered by a carrier-grade, cloud-native Platform-as-a-Service and works in conjunction with our LightSOFTTM network management system. Built for a 5G services world, Muse enables network operators to programmatically configure and combine hard and soft slicing technologies to create slices appropriate to different sets of 5G-enabled services and customer sub-networks. Then, using a rich set of tools, operators can design, provision, and assure a broad array of services on top of the slices. Muse’s suite of advanced service and network control applications empowers service providers to do more, through simple service creation and lifecycle management, proactive network assurance, network optimization, and automation. Muse ensures that people and systems receive the right tools to monetize the network effectively through intuitive graphical user interfaces or industry-standard Application Programming Interfaces.

IP Optical Networks Competition

Competition in the markets addressed by our IP Optical Networks products is strong. The market is shifting from an ecosystem dominated by a few large telecommunications legacy hardware equipment companies with proprietary solutions such as Ciena Corporation (“Ciena”), Cisco, and Nokia, to a market that is characterized by a combination of closed and open solutions, software-defined networking, and dis-aggregation ready for next generation networks, services and applications including 5G, leveraging merchant silicon technology. We believe this shift creates opportunities for us to increase our market share relative to direct competitors such as Cisco, Juniper Networks, Inc., Huawei, Nokia, Ciena, Adtran Networks, and Fujitsu Limited. We believe a key differentiator from these competitors is our optimized and integrated multi-layer IP optical solutions. These solutions leverage our SDN, IP routing, and optical networking and control plane technologies for both IP and Optical networking layers to create a truly integrated IP Optical Network that optimizes resource utilization in real time, and provides the best overall economics to customers, differentiating us from our competitors. Advanced planning algorithms design multi-layer IP and Optical networks that maximize traffic handling with failure resiliency by looking holistically at all network layers, providing the best return on capital expenditures. These multi-layer optimized networks can then meet specific customer and service needs on a case-by-case basis.

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

Our leading manufacturers have presence in multiple international locations. This enables us to implement a flexible manufacturing and logistics landscape for each product line and target markets. This structure also facilitates redundancy and business continuity to mitigate risks related to adverse trade tariffs, taxation, and natural disasters. Moreover, we wholly own the intellectual property related to fabrication files, assembly, testing algorithms and manufacturing operating procedures, thus reducing sole dependency on a specific contract manufacturer.

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

The ongoing unrest and conflict in the Middle East has caused some disruption to material supply chain and production operations in that region. We have successfully avoided any significant impacts thus far by carefully managing the flow of material and enacting our established business continuity processes with alternate suppliers and production operation centers.

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

Intellectual Property

We believe intellectual property is fundamental to our business and success, and we depend upon our ability to develop, maintain and protect our technology. We seek to safeguard our investments in technology and rely on a combination of U.S. and foreign patent, trademark, trade secret and copyright law and contractual restrictions to protect the proprietary aspects of our technology. As of December 31, 2025, we had 804 issued patents in the U.S., 723 of which are active, 578 which expire between 2026 and 2042, and we had 26 in-process patent applications in the U.S. As of such date, we also had 375 issued patents in foreign jurisdictions, 238 of which expire between 2026 and 2042, and we had 6 in-process patent applications in foreign jurisdictions. As of December 31, 2025, we had 27 trademarks registered or pending in the U.S. and 171 trademarks registered or pending in foreign jurisdictions.

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

As of December 31, 2025, we had a total of 3,080 employees worldwide, located geographically as follows:

	Number of	Percentage of
	employees	total
Asia	1,228	40%
North America	889	29%
EMEA	859	28%
LATAM	104	3%

Approximately 590 employees are covered by collective bargaining agreements or works councils. We believe that in general we have good relationships with these various labor organizations.

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

We believe that a culture which encourages all employees to take pride in their individual contributions and work together as a team is key to our success. This year our Women’s Leadership Series continued with a variety of offerings ranging from a spotlight series to quarterly online networking sessions. Educational posts and/or webinars were made on a variety of topics including National Hispanic Heritage Month, Juneteenth, and Pride Month. Ribbon is committed to fostering and maintaining a culture of inclusion for employees.

Employee Hiring, Turnover and Engagement. Our turnover and hiring metrics are refreshed on a weekly basis and formally presented monthly. This up-to-date information allows us to quantify our success with employee retention, implement timely and selective retention initiatives, and measure the speed at which we attract and onboard qualified candidates. In 2025, our voluntary turnover rate was 5.5%, a slight decrease from the 6.6% voluntary turnover rate we experienced in 2024.

Our employee management process includes conducting exit interviews with all employees that leave us voluntarily. The data obtained from our exit questionnaire and one-on-one interviews are referenced when creating and updating benefit plans and other employee initiatives/offerings.

For the year ended December 31, 2025, we hired 316 employees globally. We have a formalized employee referral program in place as we have found that employees who join us through employee referrals are a good cultural fit and remain with us longer than those who have no personal connection. Approximately 28% of our hires in 2025 came from employee referrals. Over half of the 2025 hires were in entry to mid-level roles, reflecting our continued focus on strengthening our talent pipeline along with longer-term workforce development.

Our recognition program, “Real Time Rewards,” is an online platform which enables employees to recognize and express appreciation to their colleagues’ contributions. In 2025, approximately 3,000 awards were distributed, whereby 46% of our employees were rewarded for their contributions. These rewards are comprised of both monetary and non-monetary awards and are also used to recognize service anniversaries, birthdays, and other notable events.

Learning and Development (L&D). At Ribbon we believe that investing in our employees’ personal and professional growth is essential for both individual success and organizational excellence. By providing robust learning opportunities, we enable employees to perform their current roles with maximum effectiveness while preparing them for future responsibilities.

Our comprehensive L&D programs are designed to: empower employees through knowledge and skill-building, boost engagement and collaboration across teams and enhance talent retention by fostering career development. These programs combine in-person sessions and online learning modules, covering both mandatory and elective topics. Core modules include essential areas such as ethical conduct, products and services, cybersecurity, workplace safety, human rights and anti-corruption.

Beyond the core curriculum, we offer tailored programs to meet diverse development needs that range from leadership development to personal effectiveness. In 2025 the L&D team delivered 27 live training webinars, 8 leadership development programs and 8 orientation programs for new hires. Approximately 12 training hours per employee was dedicated to training. Our commitment to continuous learning is not just an investment in skills, it’s an investment in our people and our future. By fostering a culture of growth and adaptability we ensure that our workforce remains innovative, resilient, and ready to lead in an ever-changing business landscape.

Safety, Health and Well-being. Our objective is to provide a safe and hazard-free work environment for all employees. Compliance with applicable safety regulations is a top priority and we strive to maintain our strong record for safety, which continues to be reinforced through regular training modules at all of our locations.

Ribbon continues to prioritize the well-being of our employees and their families worldwide. One of the key resources available is our Employee Assistance Program (“EAP”), a confidential service offered at no cost to employees and their dependents, providing support for a wide range of personal and professional needs.

To help employees understand how to access these resources, we host several EAP orientation sessions throughout the year. In 2025, we observed a notable increase in EAP utilization, highlighting the importance of these services in supporting overall wellness. In addition, as a company consistently advocating for a healthy, balanced lifestyle, we offer a wellness program, which is available to all employees and their families. This program includes a variety of wellness related topics delivered quarterly through activities such as webinars, exercise sessions, and engaging challenges.

In 2025, we continued with our hybrid work model. Under this policy, which was introduced in 2023, employees spend a minimum of two days per week working from one of our offices. Consistent in-office presence remains a key component in fostering team collaboration, strengthening our company culture, and promoting a unified employee experience.

Community Investment. We value the communities in which we work. We encourage a service mindset among our employees wherever they are and support community involvement and engagement. Our Employee Engagement committees have developed ongoing relationships with local non-profit organizations where Ribbon and our employees are contributing both time and funds to provide needed support. Ribbon also sponsors events and campaigns that support organizations such as the American Heart Association, Make a Wish Foundation, and the United Way. Once again, in 2025 we provided a day of paid time off for all employees to participate in our Global Day of Service, during which employees are encouraged to volunteer and contribute to local charitable organizations in their communities. In 2025, 1,283 employees across the globe donated an aggregate of approximately 5,000 hours to support charitable organizations.

For additional information on Ribbon’s talent and our current engagement activities, please see our most recent sustainability report, which is available at https://ribboncommunications.com/company/sustainability-report.

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

For additional information regarding our corporate governance and our social responsibility goals and initiatives, please see “Corporate Governance” on our investor relations website (https://investors.ribboncommunications.com/) and our most recent sustainability report, which is available at ribboncommunications.com/company/company-policies/sustainability-report.

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

Additional Information

Our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed with or furnished to the United States Securities and Exchange Commission (the “SEC”), are available free of charge through the SEC’s Internet site (https://www.sec.gov/) or our Internet site (http://www.ribboncommunications.com) as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC. Information contained on, or that can be accessed through, our website does not constitute a part of this annual report and is not incorporated by reference herein.

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

Risk Factors Summary

The following is a summary of the principal risks that could adversely affect our business, operations and financial results:

Risks Related to Our Business and Industry

●	Our quarterly revenue and operating results are unpredictable and may fluctuate significantly quarter to quarter.
●	Failure to compete successfully could impair our ability to increase revenues and/or remain profitable.
●	Our future success is dependent on growing our base of customers and expanding our recurring revenue.
●	Consolidation in the telecommunications industry could harm our business.
●	Restructuring activities could adversely affect our ability to execute our business strategy.
●	Exposure to the credit risk of some of our customers and to credit exposures in fragile financial markets could result in material losses.
●	Disruptions to relationships with distributors, resellers, system integrators and other channel partners could adversely affect our revenues.
●	Failure to align our strategic plan with our customers’ investments, or failure of products and services to meet customers’ demands, could impact our revenues.
●	Failure of our products to interoperate with our customers’ existing networks could result in customer losses.
●	Failure for customers to adopt our new products and services focused on virtualized networks, could reduce our revenues.
●	Failure by our strategic partners or by us in integrating products could harm our business.
●	We rely on contract manufacturers.
●	We rely on single or limited sources for supply of some components of our products.

●	Failure to correctly estimate future requirements for end-of-production products purchased from third parties could harm our operating results or business.
●	Products may have errors or defects that we find only after full deployment.
●	Government sales are subject to potential delays and cutbacks, may require specific testing efforts, or impose significant compliance obligations.
●	Future investments, mergers or acquisitions could be difficult to integrate, disrupt our business, dilute shareholder value and harm our financial condition.
●	Failure to hire and retain key personnel could negatively impact our ability to meet our business objectives and impair future growth.
●	Man-made problems, such as terrorism, and natural catastrophic events may disrupt our operations and harm our operating results.
●	We may not be successful in our artificial intelligence initiatives and such initiatives may expose us to greater litigation and regulatory risk.

Risks Related to Our International Operations

●	Worldwide global economic conditions and uncertainties may have a material adverse impact on our business.
●	Increases in tariffs, trade restrictions or taxes on our products could have an adverse impact on our operations.
●	The war in Ukraine and military action in Israel could materially impact our sales to customers in that region.
●	Conditions in Israel may materially and adversely affect our business.
●	Risks associated with our international operations could impair our ability to grow our international revenue.
●	Fluctuations in currency exchange rates could negatively impact our financial results and cash flows.
●	Use and reliance upon research and development resources in global locations may expose us to unanticipated costs and/or liabilities.

Risks Related to Intellectual Property

●	Our business could be jeopardized if we are unable to protect our intellectual property.
●	Failure to obtain necessary licenses or ongoing maintenance and support of third-party technology at acceptable prices on acceptable terms, or at all, could harm our operating results or business.
●	A breach of the security of our information systems or those of our third-party providers could adversely affect our operating results.
●	The increasing use of AI tools, both internally and by third parties, creates risks of potential financial and reputational harm.

Risks Related to Regulation

●	Data privacy issues, including evolving laws, regulations and associated compliance, may adversely impact our business and financial results.
●	Failure to comply with the Foreign Corrupt Practices Act (“FCPA”), the U.K. Bribery Act (“UKBA”) and similar regulations could subject us to significant civil or criminal penalties.
●	Governmental export and import controls could subject us to liability, require a license from the U.S. government or impair our ability to compete in international markets.
●	Changes in governmental regulation, especially with respect to the telecommunications industry, could harm our operating results and future prospects.

Risks Related to Our Indebtedness and Accounting Matters

●	The terms of our credit agreement could adversely affect our operating flexibility and pose risks of default, which would negatively impact our liquidity and operations.
●	Impairment of our goodwill or intangible assets may require us to record a significant charge to earnings.
●	Failure to maintain appropriate internal controls in the future may adversely affect our stock price and our business.

Risks Related to Ownership of our Common Stock and Warrants

●	The choice of forum provision in our Certificate of Incorporation could limit our stockholders’ ability to obtain a favorable judicial forum for disputes with us or our directors, officers or agents.
●	Anti-takeover provisions in our charter documents and under Delaware law could make an acquisition of us more difficult, limit attempts by our stockholders to replace or remove our current management and may negatively affect the market price of our common stock.
●	The outstanding warrants are exercisable for common stock, which would increase the number of shares eligible for future resale in the public market and result in dilution to stockholders.
●	We may issue debt and equity securities that are senior to our common stock, which could negatively affect the value of our common stock.
●	The outstanding warrants are speculative in nature and may not have any value.
●	Holders of our warrants will have no rights as a common stockholder until they acquire our common stock.
●	The market price of shares of our common stock may experience volatility, which could cause holders of the warrants to incur substantial losses.
●	An active trading market for the warrants does not exist and may not develop.

General Risk Factors

●	Litigation and government investigations could result in significant legal expenses and settlement payments, fines or damage awards.
●	Our stock price has been and may continue to be volatile.
●	We are party to a stockholders’ agreement with certain stockholders which provides such stockholders with certain rights that may differ from the rights of our other stockholders.
●	Delaware law and our charter documents contain provisions that could discourage or prevent a potential takeover.

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

Competition in the telecommunications market is intense. The market is shifting from an ecosystem dominated by a few large incumbent telecommunications equipment companies, such as Ericsson LM Telephone Company, Huawei Technologies Co. Ltd., Nokia Corporation, Ciena Corporation and Cisco Systems, Inc., to a market with competitors that are characterized by network virtualization, migration to the cloud, and open interfaces. The market is also seeing the growing use of AI in many areas of the network. We believe these shifts create opportunities for us, as well as our direct competitors in telecommunications and networking. The shift also creates opportunities for new entrants, including some that may currently be our strategic partners, that could become competitors in the industry. See Item 1. “Business – Competition”. Mergers among any of these or other competitors could strengthen their ability to compete against us, and additional competitors with significant financial resources entering our markets could further intensify competition.

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

We rely on certain key customers, and our future success will depend on our ability to generate recurring business from our existing customers and to attract additional customers beyond our current customer base. One customer, Verizon, contributed approximately 17% of our revenue in the year ended December 31, 2025. Our top five customers contributed approximately 41% of our revenue in 2025. Factors that may affect our ability to grow our customer base include, but are not limited to, economic conditions that discourage potential new customers from making the capital investments required to adopt new technologies; deterioration in the general financial condition of service providers and enterprises, or their ability to raise capital or access lending sources; new product introductions by our competitors; and the success of our channel partner program. If we are unable to expand our customer base, the loss of any significant customer, or any substantial reduction in purchase orders or deferral of purchasing decisions from these customers, could materially adversely affect our results of operations and financial condition.

Consolidation in the telecommunications industry could harm our business.

The telecommunications industry, including many of our customers, has experienced consolidation, including, in the carrier space, the proposed acquisition of Cox Communications by Charter Communications (2025), the recently completed acquisition of Frontier Communications by Verizon (2026) and the acquisition of Lumen’s Mass Markets Fiber business by AT&T, the merger between Rogers Communications Inc. and Shaw Communications Inc. (April 2023), and the acquisition of certain Lumen Technologies assets by Brightspeed (2022). Further, consolidation has also occurred in the telecommunications supplier and vendor space, including the acquisition by Alianza of the Metaswitch business held by Microsoft (2024), the acquisition of Infinera by Nokia (2025), the acquisition of Juniper Networks by Hewlett Packard Enterprises (2025), and the combination of ADTRAN, Inc. and ADVA (2022).

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

We recorded restructuring expense of $19.7 million and $10.2 million in 2025 and 2024, respectively, including severance and related costs, facilities restructuring and accelerated amortization of lease assets. In 2026, we expect to record additional restructuring expense of approximately $8 million as we look to further streamline operations and consolidate our global footprint.

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

We spend a significant amount of time, money and resources developing new technology, products and solutions to help keep up with rapid technology and market changes. Our strategic plan includes a continued shift in our investments from mature technologies that previously generated significant revenue for us toward certain networking technologies and the use of AI to assist in network management. Our choices of specific technologies to pursue, and those to de-emphasize, may prove to be inconsistent with our customers’ investment spending. Moreover, if we invest in the development of technologies, products and solutions that do not function as expected, are not adopted by the industry, are not ready in time, are not accepted by our customers as quickly as anticipated or at all, mature more quickly than we anticipated or are not successful in the marketplace, our sales and earnings may suffer and, as a result, our stock price could decline.

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

We currently rely on a small number of large global contract manufacturers to assemble our products according to our specifications and to fulfill orders on a timely basis. Reliance on a third-party manufacturer involves a number of risks, including a lack of control over the manufacturing process, inventory management and the potential absence or unavailability of adequate capacity. These risks are amplified by any global supply chain disruptions, including, as a result of tariffs. As we do not have internal manufacturing capabilities, any difficulties or failures to perform by our contract manufacturers could cause delays in customer product shipments, which could negatively affect our relationships with customers and result in delayed revenue.

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

We and our contract manufacturers both purchase several key components of our products. Depending upon the component, there may or may not be alternative sources of substitutes. If we overestimate our component and finished goods requirements, we could have excess inventory, which would increase our costs. If we or our contract manufacturers underestimate our requirements, we may not have an adequate supply, which could interrupt manufacturing of our products and result in delays in shipments and revenue. The imposition of tariffs on components or the countries where our contract manufacturers are located could also result in increased costs that we may not be able to pass on, partially or in full, to our customers. If any of our sole or limited source suppliers experience capacity constraints, work stoppages or other reductions or disruptions in output, it may not be able to meet, or may choose not to meet, our delivery schedules. Moreover, we have agreed to compensate our contract manufacturers in the event of termination or cancellation of orders, discontinuance of product or excess material.

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

Factors that could impact federal government spending on our products and services include a significant decline in, or reapportioning of, spending by the federal government customers, changes, delays or cancellations of government programs or requirements, the adoption of new laws or regulations, new or prolonged government shutdowns or other delays in the government budget and/or appropriations process, changes in the political climate and general economic conditions. The loss or significant curtailment of any government contracts or subcontracts, whether due to our performance or due to interruptions or changes in governmental funding, could have a material adverse effect on our business, results of operations and financial condition.

Further, sales to government customers may require specific testing efforts or impose significant compliance or certification obligations. While certain of our products are have received the required certifications, if we are unable to obtain future certification as needed, our U.S. federal sales and results of operations may suffer.

Any future investments, mergers or acquisitions we make or enter into, as applicable, could be difficult to integrate, disrupt our business, dilute shareholder value and seriously harm our financial condition.

We have a history of significant acquisitions and we may merge with or acquire additional businesses, products or technologies in the future or sell a portion of our business. No assurance can be given that any future merger, acquisition or disposition will be successful or will not materially adversely affect our business, operating results or financial condition. We continue to review opportunities to merge with or acquire other businesses or technologies that would add to our existing product line, complement and enhance our current products, expand the breadth of our product and service offerings, enhance our technical capabilities or otherwise offer growth opportunities. If we enter into a merger or make acquisitions in the future, we could, among other things, issue stock that would dilute existing stockholders’ percentage ownership; incur significant debt or assume significant liabilities; materially reduce our cash; incur significant amortization expenses related to intangible assets; and/or incur large and immediate write-offs for in-process research and development and stock-based compensation.

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

Our business depends upon highly skilled technical, managerial, engineering, sales, marketing and customer support personnel. Competition for these personnel is intense, especially during times of economic recovery or growth. In addition, for certain mature technologies, the availability of qualified personnel necessary to provide maintenance and professional services is smaller and such personnel may be difficult to find. Any failure to hire, assimilate in a timely manner and retain key qualified personnel, particularly engineering and sales personnel, could impair our growth and make it difficult to meet key objectives, such as timely and effective product introductions. In addition, our ability to attract and retain key employees could be adversely impacted if we do not have a sufficient number of shares available under the 2025 Stock Incentive Plan to issue to our employees. We may not be able to locate suitable employees for any key employee who leaves or offer employment to potential replacements on reasonable terms.

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

Man-made problems, such as war and terrorism, and natural catastrophic events may disrupt our operations and harm our operating results.

The ongoing war in Ukraine and military action in Israel, as well as the continued threat of terrorism and heightened security and military action in response to this threat, or any future acts of terrorism, may cause disruptions to the economies of the United States and other countries. Events such as work stoppages or widespread blackouts could have similar negative impacts. Such disruptions or uncertainties could result in delays or cancellations of customer orders or the manufacture or shipment of our products and have a material adverse effect on our business and results of operations.

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

We are developing AI solutions, including generative AI, such as our Acumen AIOps and Automation platform, to, among other things, enhance our features for new and existing products, and create greater operation efficiencies for us.

There are significant risks involved in developing and deploying AI, and there can be no assurance that the usage of AI will enhance our products or services or be beneficial to our business, including our efficiency or profitability. For example, our AI-related efforts, particularly those related to generative AI, subject us to risks related to harmful content, inaccuracies, bias, discrimination, toxicity, intellectual property infringement or misappropriation, defamation, data privacy, cybersecurity, and sanctions and export controls, among others. It is also uncertain how various laws will apply to content generated by AI. We are subject to the risks of new or enhanced governmental or regulatory scrutiny, litigation, or other legal liability, ethical concerns, negative consumer perceptions as to automation and AI, or other complications that could adversely affect our business, reputation, or financial results. In addition, if our competitors use AI tools to optimize operations and we fail to utilize AI tools in a comparable manner, we may be competitively disadvantaged.

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

A factor that significantly affects our operating results is the impact of economic conditions on the willingness of our current and potential customers to make capital investments. Given the general uncertainty regarding global economic conditions and other factors, such as tariffs, trade barriers, inflation, high interest rates and foreign exchange rate fluctuations, we believe that customers have tried to maintain or improve profitability through cost control and constrained capital spending, which places additional pressure to demonstrate acceptable return on investment. Some of our customers have canceled or delayed, and current and prospective customers may continue to cancel and delay, spending on the development or roll-out of capital and technology projects with us due to economic uncertainty and, consequently, our results of operations have been, and may continue to be, adversely affected. In addition, current uncertain worldwide economic and political environments make it increasingly difficult for us, our customers, and our suppliers to accurately forecast future product demand, which could result in an inability to satisfy demand for our products and a loss of market share. Our revenue is likely to decline in such circumstances, which may result in erosion of our profit margins and significant losses.

Moreover, economic conditions worldwide may contribute to slowdowns in the communications and networking industries, as well as to specific segments and markets in which we operate, particularly the telecom sector, resulting in, among other things, reduced demand for our products and services as a result of our customers choosing to refrain from building or upgrading capital intensive networks; increased price competition for our products, not only from our competitors, but also as a consequence of customers disposing of unutilized products; and risk of excess and obsolete inventories. Continuing turmoil in the geopolitical environment in many parts of the world may continue to put pressure on global economic conditions, which in turn could materially adversely affect our operating results. For example, following border clashes with China, India has enacted bans on the import of some goods manufactured in China and separately will require certain products be manufactured in India. These requirements include our products that are currently manufactured outside of India and, as a result, we are working to identify local manufacturing for such products. While we are developing plans to relocate our manufacturing sites, the timing required for relocation could impact our ability to sell such products or timely deliver the products and could result in lower or lost sales in India. The need to move the manufacturing of such products could also negatively impact the margin earned on the sale of such products. If these restrictions or other sanctions are enacted, they may limit our ability to provide products and services in an important country or region for our business.

The war between Russia and Ukraine, and the sanctions imposed as a result, could materially impact our sales to customers in that region.

In 2025, approximately 1% of our sales were to customers in Eastern European countries, including Ukraine, Russia, and the surrounding countries. In February 2022, Russia commenced a military action in Ukraine. The uncertainty and the threat of an expansion of the war has resulted in some of our customers delaying purchases from us. Further, the U.S. and other European countries have imposed sanctions against Russia in connection with the war. These sanctions currently prohibit our ability to sell our hardware products and certain services to customers in Russia. The sanctions continue to evolve and further changes in the sanctions could further limit our ability to sell products and services to customers in Russia and our ability to collect on outstanding accounts receivable from such customers. If we are further limited in our ability to sell products and services to customers in Russia and other countries for an extended period, it could have a material impact on our financial results.

Conditions in Israel may materially and adversely affect our business.

We have a significant number of employees located in Israel. As a result, political, economic and military conditions in Israel may directly affect our business. In October 2023, Hamas conducted several terrorist attacks in Israel resulting in ongoing war across the country. In addition, there continue to be hostilities between Israel and Hezbollah in Lebanon, as well as groups in Syria and Iran which resulted in rockets being fired into Israel, causing casualties and disruption of economic activities. Popular uprisings in various countries in the Middle East over the last few years, including in Iran in January 2026 and Syria in December 2024, have also affected the political stability of those countries and have led to a decline in the regional security situation. Such instability may also lead to deterioration in the political and trade relationships that exist between Israel and these countries. The ongoing war against Hamas and any additional conflicts, terrorist activities or political instability involving Israel or other countries in the region could adversely affect our business, results of operations, financial condition, cash flows and prospects. Although the Israeli Government currently covers the reinstatement value of direct damages that are caused by terrorist attacks or acts of war, we cannot ensure stockholders that this coverage will be maintained or will be adequate in the event we submit a claim.

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

We have expanded, and expect to continue to expand, our operations in international and emerging markets. International operations are a significant part of our business, accounting for approximately 52% of total revenues in 2025. We expect such operations to continue to require significant management attention and financial resources to successfully grow. In addition, our international operations are subject to other inherent risks, including:

●	greater reliance on channel partners;

●	difficulties collecting accounts receivable and longer collection cycles;
●	difficulties and costs of staffing and managing international operations;
●	impacts of differing technical standards;
●	compliance with international trade, customs and export control regulations;
●	foreign government regulations limiting or prohibiting potential sales or increasing the cost of doing business in such markets, including adverse tax policies, tariffs, customs regulations, trade protection measures, export quotas and qualifications to transact business;
●	foreign currency exchange controls, restrictions on repatriation of cash and changes in currency exchange rates;
●	any need to adapt and localize our products for specific countries;
●	tariffs and other trade barriers;
●	our ability to effectively price our products in competitive international markets; and
●	political, social and economic instability, including as a result of the fragility of global financial markets, health pandemics or epidemics and/or acts of war or terrorism.

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

We manufacture certain of our appliance products and purchase a portion of our raw materials and components from suppliers in Mexico, Malaysia, Thailand, Israel, China and other foreign countries. The commerce we conduct in the international marketplace makes us subject to tariffs, trade restrictions and other taxes when the raw materials or components we purchase, and the products we ship, cross international borders. Import tariffs and/or other mandates recently imposed or threatened by the United States, have led to and could in the future lead to retaliatory actions by affected countries, including Canada, Mexico and China, resulting in “trade wars,” and could significantly increase the prices on raw materials, the manufacturing of our equipment, and/or increased costs for goods imported into the United States, all of which are critical to our business. While some of the tariffs have been temporarily stayed, we continue to develop plans to adjust manufacturing locations, if necessary, to avoid tariffs or other restrictions, any such tariffs could reduce customer demand for our products if our customers have to pay increased prices for our products as a result of such tariffs. In addition, tariff increases may have a similar impact on other suppliers and certain other customers, which could increase the negative impact on our operating results or future cash flows.

We are exposed to fluctuations in currency exchange rates that could negatively impact our financial results and cash flows.

Because a portion of our business is conducted outside the United States, we face exposure to adverse movements in foreign currency exchange rates. These exposures may change over time as business practices evolve, and they could have a material adverse impact on our financial results and cash flows. An increase in the value of the U.S. dollar could increase the real cost to our customers of our products in those markets outside the United States where we often sell in dollars, and a weakened U.S. dollar could increase the cost of local operating expenses and procurement of raw materials from sources outside the United States. Therefore, while we do engage in some currency hedging to reduce potential risks, changes in the value of the U.S. dollar against other currencies will affect our revenue, income from operations, net income and the value of balance sheet items originally denominated in other currencies. There is no guarantee that our financial results will not be adversely affected by currency exchange rate fluctuations.

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

We rely upon our information systems and, in certain circumstances, those of our third-party providers, such as vendors, consultants and contract manufacturers, to protect our sensitive or proprietary information and information of or about our customers, to develop and provide our products and services to customers, and to otherwise operate our business. Our information systems and those of our third-party providers are vulnerable to threats such as computer hacking, cyber-terrorism or other unauthorized activity that may result in third party access to or modification, corruption or deletion of our or our customers’ sensitive or proprietary information or other disruptions to our business. Such cyberattacks and other cyber incidents are occurring more frequently, are constantly evolving, are becoming more sophisticated and can take many forms. While we believe that we leverage appropriate detection and prevention systems and services and that we focus on continuous improvement based upon the latest attack vectors in the industry, we have previously experienced information technology system failures and cannot guarantee that there will not be additional incidents in the future, including future breaches of our or our third-party providers’ data security measures through a cyberattack, other cyber incident or otherwise, or the theft or loss of laptops, other mobile devices or electronic records used to back up our systems or our third-party providers’ systems, which could result in a disclosure of customer, employee, or our information or otherwise disrupt our ability to function in the normal course of business by potentially causing, among other things, delays in the fulfillment or cancellation of customer orders or disruptions in the manufacture or shipment of products or delivery of services, any of which could have a material adverse effect on our operating results. For example, in early September 2025, we became aware that unauthorized persons, reportedly associated with a nation-state actor, had gained access to our IT network. We promptly initiated our incident response plan and began an investigation, containment and remediation effort using multiple third-party cybersecurity experts, including federal law enforcement. While we are not aware of evidence indicating that the threat actor accessed or exfiltrated any material information, several customer files saved outside of the main network do appear to have been accessed by the threat actor and those customers have been notified by us.

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

The increasing use of AI tools, both internally and by third parties, creates risks of potential financial and reputational harm.

A growing number of threat actors are utilizing AI tools that could automate and enhance cybersecurity attacks against us. We utilize software and platforms designed to detect such cybersecurity threats, including AI-based tools, but these threats could become more sophisticated and harder to detect and counteract, which may pose significant risks to our data security and systems. Such future cybersecurity attacks, if successful, could lead to data breaches, loss of confidential or sensitive information, and financial or reputational harm.

If we, or other third parties we conduct business with, experience an actual or perceived breach of privacy or security incident due to the use of AI, we may be adversely impacted, lose confidential information, and incur harm to our reputation and the public perception of the effectiveness of our security measures.

In addition, investors, analysts, and other market participants may use AI tools to process, summarize or interpret our financial information or other data about us. The use of AI tools in financial and market analysis may introduce risks similar to those described above, including an inaccurate interpretation of our financial or operational performance or market trends or conditions, which in turn could result in inaccurate conclusions or investment recommendations.

Risks Related to Regulation

Risks associated with data privacy issues, including evolving laws, regulations and associated compliance efforts, may adversely impact our business and financial results.

Legislation in various countries around the world with regard to cybersecurity, privacy, use of AI and data protection is rapidly expanding and creating a complex compliance environment. We are subject to many privacy and data protection laws and regulations in the U.S. and around the world, some of which place restrictions on our ability to process personal data across our business. For example, the General Data Protection Regulation has caused more stringent data protection requirements in the U.K. and the European Union, which has adopted similar regulations. These privacy laws impose onerous accountability obligations requiring data controllers and processors to maintain a record of their data processing and implement policies as part of its mandated privacy governance framework. It also requires data controllers to be transparent and disclose to data subjects how their personal information is to be used; imposes limitations on retention of personal data; introduces mandatory data breach notification requirements; and sets higher standards for data controllers to demonstrate that they have obtained valid consent for certain data processing activities. We are subject to the supervision of local data protection authorities in those E.U. jurisdictions where we are established or otherwise subject to these privacy regulations. Certain breaches of the privacy requirements could result in substantial fines. In addition to the foregoing, a breach of privacy regulations could result in regulatory investigations, reputational damage, orders to cease/change our use of data, enforcement notices, as well potential civil claims including class action type litigation where individuals suffered harm.

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

In addition, we are required to comply with a maximum Consolidated Net Leverage Ratio (as defined in the 2024 Credit Facility) which is tested on a quarterly basis. The maximum Consolidated Net Leverage Ratio covenant uses our EBITDA (calculated in accordance with the 2024 Credit Facility) for the last 12 months (as of the testing date) to determine compliance. We were in compliance with this covenant at December 31, 2025. However, if we should fail to comply with this covenant in future periods, it may result in the declaration of an event of default, which could cause us to be unable to borrow or result in the acceleration of the maturity of indebtedness outstanding under the 2024 Credit Facility at such time.

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

As of December 31, 2025, we had $300.9 million of goodwill and $143.3 million of intangible assets. Goodwill is tested annually for impairment and, along with our intangible assets, is also reviewed for impairment when events or changes in circumstances indicate the carrying value may not be recoverable. Factors that may be considered a change in circumstances indicating that the carrying value of our goodwill or intangible assets may not be recoverable include significant underperformance relative to plan or long-term projections, strategic changes in business strategy, significant negative industry or economic trends, significant change in circumstances relative to a large customer, significant decline in our stock price for a sustained period and decline in our market capitalization to below net book value. Any additional material impairment of goodwill or intangible assets could adversely affect our results of operations.

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

The warrants to purchase an aggregate of 4,681,432 shares of our common stock are currently exercisable. Each such warrant entitles the holder thereof to purchase one share of common stock at a price of $3.77 per whole share, subject to adjustment. To the extent such warrants are exercised, additional shares of common stock will be issued, which will result in dilution to the then existing holders of common stock and increase the number of shares eligible for resale in the public market. Sales of substantial numbers of such shares in the public market could adversely affect the market price of our common stock.

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

Our common stock price has experienced substantial volatility in the past and may remain volatile in the future. Volatility in our stock price can arise as a result of a number of the factors discussed in this “Risk Factors” section. During 2025, our closing stock price ranged from a high of $5.14 per share to a low of $2.75 per share. The stock market has experienced significant price and volume fluctuation with such volatility often unrelated to the operating performance of these companies. Actual or perceived divergence between our actual results and our forward-looking guidance for such results, the published expectations of investment analysts, or the expectations of the market generally, can cause significant swings in our stock price. Our stock price can also be affected by market conditions in our industry as well as announcements that we, our competitors, vendors or our customers may make. These may include announcements by us or our competitors of financial results or changes in estimated financial results, technological innovations, the gain or loss of customers, or other strategic initiatives. These and other factors affecting global economic conditions or financial markets may materially adversely affect the market price of our common stock in the future.

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

Additionally, we are party to a Second Amended and Restated Registration Rights Agreement, dated as of August 12, 2022, with the JPM Stockholders, Swarth and certain other stockholders. The JPM Stockholders and Swarth collectively own approximately 45% of our common stock as of December 31, 2025, and may decide to sell their shares in bulk or from time to time, except as provided under the Stockholders Agreement, which timing we cannot control. The sale of shares by these stockholders may increase the volatility of our stock price, and our stock price could decline as a result.

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

Item 1B. Unresolved Staff Comments

None.

Item 1C. Cybersecurity

Cybersecurity Risk Strategy

We drive an aggressive cybersecurity roadmap aligned to internationally recognized cybersecurity frameworks and focused on evolving global threats, new cybersecurity insurance requirements and continuous improvement of incident response. Our cybersecurity program is aligned with the NIST Cybersecurity Framework and we also maintain ISO 27001 certification. Pursuant to the framework, we utilize industry leading cyber solutions and techniques to prevent, detect, and respond to incidents using a layered security model. We conduct an annual gap assessment against the NIST Cybersecurity Framework, the results of which are used to establish goals and measure progress against our cybersecurity roadmap. Based on the gap assessment, for example, we have taken a number of actions intended to reduce our cybersecurity risk, including enhancing our email and end-point security programs, implementing a single dashboard for security monitoring and improving our web application filtering programs. We are focused on the continuous improvement of key processes such as data security, asset management, information protection processes and procedures, protective technologies, and continuous monitoring. We also maintain business continuity management certification to ensure the ongoing review of our business continuity, disaster recovery and incident management processes.

Our Information Technology (IT) team is responsible for our cybersecurity monitoring and leverages a 24x7 Managed Detection & Response (MDR) third-party vendor to provide real-time cybersecurity threat monitoring and incident response, as well as to conduct a quarterly risk assessment. Pursuant to our incident response policy, any identified cybersecurity threats are immediately evaluated for the level of potential risk to us, with our response and remediation plan based on the potential severity of the incident. This incident risk assessment is continuously updated as we become aware of any new information regarding an identified incident. Pursuant to this plan, we will also utilize third-party experts to help identify, contain and remediate any incident that could have a significant impact on us. In addition, we use third-party experts to assist us in performing annual penetration testing and red team exercises to verify implementation of security tools, mitigating controls, and our ability to respond to real-world scenarios pursuant to our incident response policy.

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

In early September 2025, we became aware that unauthorized persons, reportedly associated with a nation-state actor, had gained access to our IT network. We promptly initiated our incident response plan and began an investigation, containment and remediation effort using multiple third-party cybersecurity experts, including federal law enforcement. We are not aware of evidence indicating that the threat actor accessed or exfiltrated any material information. Several customer files saved outside of the main network appear to have been accessed by the threat actor and those customers have been notified by us. The September 2025 incident, including the costs of our remediation activities, did not have a material adverse effect on our business strategy, results of operations or financial condition. Further, as of the date of this Annual Report, we are not aware of any other risks from cybersecurity threats that have materially affected or are reasonably likely to materially affect us, including our business strategy, results of operations and financial condition.

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

On an operating level, our cybersecurity program is managed by a dedicated Chief Information Security Officer (CISO), reporting to our Chief Information Officer (CIO), who together lead a geographically dispersed team comprised of our employees, highly skilled contractors and other key functional third-party resources. Our CISO holds a Masters of MIS in Information Security and prior to joining Ribbon, served as the Director of Information Security & Privacy at Ericsson for the Americas. Prior to Ericsson, she held cybersecurity positions at Walgreens, Fortunes Brands Home & Security, and W.W. Granger. She is a Certified Information Security Manager, has operated her own security firm, and has over 20 years of cybersecurity experience, including her time as a U.S. Navy Operations and Training Manager. Our CIO has held that position (or Head of IT) at Ribbon for over seven years. He has over 25 years of experience in the IT area including over nine years overseeing IT cybersecurity, cybersecurity roadmaps and IT general controls. During his career he has overseen initial ISO 27001 certifications, as well as the implementation of over 30 cybersecurity platforms. The CIO and CISO are part of our cybersecurity council, which also includes our CEO, CFO and other key leaders. The cybersecurity council meets monthly to review the cybersecurity metrics, new potential threats, and progress against the cybersecurity roadmap. Key matters from these monthly council meetings are presented to the Audit Committee.

Item 2. Properties

We continue to consolidate and reduce the number of facilities we operate worldwide. As of December 31, 2025, we maintained the following principal facilities:

Location	Location	Lease expiration
Plano, Texas (a)	Corporate headquarters, sales, marketing, research and development/engineering, customer support, general and administrative	September 2032
Westford, Massachusetts (a)	Research and development, customer support, general and administrative	August 2028
Ottawa, Canada (b)	Research and development/engineering, customer support, general and administrative	December 2029
Petah Tikva, Israel	Research and development/engineering, sales and marketing, customer support, general and administrative	February 2031
Bangalore, India (Delta)	Research and development/engineering, customer support, general and administrative	December 2034
Bangalore, India (Alpha)	Research and development/engineering, customer support, general and administrative	December 2028
(a)	A portion of this facility was not in use at December 31, 2025 and is being marketed for sublease.
(b)	A portion of this facility was not in use at December 31, 2025 and some of the unused space is being subleased.

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

The outcome of litigation is inherently uncertain. If one or more legal matters were resolved against the Company in a reporting period for amounts above management’s expectations, our financial condition and operating results for that reporting period could be materially adversely affected. We settled certain matters during the fourth quarter of 2025 that did not individually or in the aggregate have a material impact on our financial condition or operating results.

Item 4. Mine Safety Disclosures

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Our common stock is traded on The Nasdaq Global Select Market under the symbol “RBBN.”

Holders

At February 23, 2026, there were approximately 350 holders of record of our common stock.

Recent Sales of Unregistered Securities

None.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

The following table summarizes repurchases of our common stock during the fourth quarter of 2025:

				Approximate Dollar
			Total Number of	Value of Shares
			Shares Purchased	that May
			as Part of	Yet be Purchased
	Total Number	Average	Publicly	Under
	of Shares	Price Paid	Announced Plans	the Plans
Period	Purchased (1)	per Share	or Programs (2)	or Programs (3)
October 1, 2025 to October 31, 2025	135,611	$3.81	418,496	$42,769,442
November 1, 2025 to November 30, 2025	930	$3.08	553,743	$41,045,333
December 1, 2025 to December 31, 2025	3,995	$2.98	—	$41,045,333
Total	140,536	$3.78	972,239	$41,045,333
(1)	Upon vesting of restricted stock awards, certain of our employees may return to us a portion of the newly vested shares to satisfy the tax withholding obligations that arise in connection with such vesting. During the fourth quarter of 2025, 140,536 shares of restricted stock were returned to us by employees to satisfy tax withholding obligations arising in connection with vesting of restricted stock, which shares are included in this column.
(2)	In June 2025, we announced a stock repurchase program for the period beginning June 5, 2025 through December 31, 2027, under which our Board of Directors authorized the repurchase of up to $50 million of our common stock at management’s discretion in the open market, in privately negotiated transactions structured through investment banking institutions, or a combination of the foregoing, (the "2025 Repurchase Program" or the “Repurchase Program”). We used $3.2 million to repurchase 972,239 shares of our common stock under the Repurchase Program during the fourth quarter of 2025. At December 31, 2025, we had $41.0 million remaining under the Repurchase Program for future repurchases. The amount and timing of repurchases are subject to a variety of factors including liquidity, cash flow, stock price, compliance with our credit facility and general business and market conditions. We may also, from time to time, enter into Rule 10b5-1 plans to facilitate repurchases of our shares under this authorization. The Repurchase Program may be modified, increased, suspended, or discontinued at any time. The Repurchase Program is being funded using cash on hand and cash from operations.
(3)	Represents amounts available for repurchases under the Repurchase Program.

Performance Graph

The following performance graph compares the cumulative total return to stockholders for our common stock for the period from December 31, 2020 through December 31, 2025 with the cumulative total return over the same period on the Nasdaq Composite Index, the Nasdaq Telecommunications Index and the Russell 2000. The comparison assumes an investment of $100 on December 31, 2020 in our common stock and in each of the indices and, in each case, assumes reinvestment of all dividends, if any. The performance shown is not necessarily indicative of future performance.

This graph is not deemed to be “filed” with the SEC or subject to the liabilities of Section 18 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and should not be deemed to be incorporated by reference into any of our prior or subsequent filings under the Securities Act of 1933, as amended, or the Exchange Act.

	December 31,
	2020	2021	2022	2023	2024	2025
Ribbon Communications Inc.	$100.00	$92.23	$42.53	$44.21	$63.41	$43.90
Nasdaq Composite	$100.00	$122.18	$82.43	$119.22	$154.48	$187.14
Russell 2000	$100.00	$114.82	$91.35	$106.82	$119.14	$134.40
Nasdaq Telecommunications	$100.00	$102.14	$74.69	$82.63	$93.76	$107.59

Item 6. [Reserved]

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with our financial statements and the related notes included in Item 8, “Financial Statements and Supplementary Data” in this Annual Report. This discussion contains forward-looking statements that reflect our plans, estimates and beliefs and involve risks and uncertainties. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of various factors including, but not limited to, those disclosed in Item 1A, “Risk Factors”, elsewhere in this Annual Report, in other documents filed with the SEC and otherwise publicly disclosed. Please refer to “Cautionary Note Regarding Forward-Looking Statements” above for additional information. For a complete description of our business and other important information, please refer to Item 1 of Part I of this Annual Report.

Overview

We are a leading global provider of communications technology to service providers and enterprises. We provide a broad range of software and high-performance hardware products, network solutions, and services that enable the secure delivery of data and voice communications, and high-bandwidth networking and connectivity for residential consumers and for small, medium, and large enterprises and industry verticals such as finance, education, government, utilities, and transportation. Our mission is to create a recognized global technology leader providing cloud-centric solutions that enable the secure exchange of information, with unparalleled scale, performance and elasticity. We are at the intersection of the adoption of Artificial Intelligence (“AI”) by Service Providers and Enterprises addressing the rapid growth in fiber connectivity and integration of voice capabilities into Agentic AI platforms. We are headquartered in Plano, Texas, and have a global presence with research and development or sales and support locations in over thirty countries around the world.

Key Trends and Economic Factors Affecting Ribbon

Supplier Disruptions. Ongoing uncertainty in the global economy due to inflation, global military actions, including in Israel and Ukraine, national security concerns and other factors, continue to disrupt various manufacturing, commodity and financial markets, increase volatility, and impede global supply chains. Our ability to deliver our solutions as agreed upon with our customers depends in part on the ability of our global contract manufacturers, vendors, licensors and other business partners to deliver products or perform services we have procured from them.

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

The Ongoing War in Ukraine and military action in Israel. The uncertainty resulting from the recent war in Israel and ongoing war in Ukraine, and the threat for expansion of one or both of these wars, could result in some of our customers delaying purchases from us. Further, a number of our employees in Israel are members of the military reserves and subject to immediate call-up in response to the war in Israel. Following the terrorist attacks in Israel in October 2023, a number of our employees have been activated for military duty and we expect that additional employees will also be activated if the war in Israel continues. While we have business continuity plans in place to address the military call-ups, it could affect the timing of projects in the short-term as the work is shifted to other team members both inside and outside of Israel.

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

Inflation and Interest Rates. We continue to see near-term impacts on our business due to inflation, including ongoing global price pressures resulting in higher energy prices, component costs, freight premiums, and other operating costs above normal rates. Although headline inflation in the United States and Europe appears to be easing, core inflation (excluding food and energy prices) remains elevated and is a source of continued cost pressure on businesses and households. Interest rates remain high as central banks in developed countries attempt to subdue inflation while government deficits and debt remain at high levels in many global markets. However, after peaking in 2024, the Federal Reserve reduced the federal funds target range to 3.50% - 3.75% by December 2025. The effective federal funds rate averaged 3.64%, consistent with the Federal Reserve’s view that inflation is decelerating. Yet, the economic outlook remains uncertain, and the implications of current and future tariffs, higher government deficits and debt, tighter monetary policy, and potentially higher long-term interest rates may drive a higher cost of capital for our business.

Tariffs. We manufacture certain of our appliance products and purchase a portion of our raw materials and components from suppliers in Mexico, Malaysia, Thailand, Israel, China and other foreign countries. The commerce we conduct in the international marketplace makes us subject to tariffs, trade restrictions and other taxes when the raw materials or components we purchase, and the products we ship, cross international borders. Import tariffs and/or other mandates recently imposed or threatened by the United States, have led to and could in the future lead to retaliatory actions by affected countries, including Canada, Mexico and China, resulting in “trade wars,” and could significantly increase the prices on raw materials, the manufacturing of our equipment, and/or increased costs for goods imported into the United States, all of which are critical to our business. While some of the tariffs have been temporarily stayed, we continue to develop plans to adjust manufacturing locations, if necessary, to avoid tariffs or other restrictions, any such tariffs could reduce customer demand for our products if our customers have to pay increased prices for our products as a result of such tariffs. In addition, tariff increases may have a similar impact on other suppliers and certain other customers, which could increase the negative impact on our operating results or future cash flows.

Presentation

Unless otherwise noted, all financial amounts, excluding tabular information, in this Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) are rounded to the nearest million dollar amount, and all percentages, excluding tabular information, are rounded to the nearest percentage point.

Private Placement

On March 28, 2023, we issued 55,000 shares of newly designated Series A Preferred Stock (the “Preferred Stock”) to investors in a private placement offering at a price of $970 per share, along with 4.9 million warrants (the “Warrants”) to purchase shares of our common stock, par value $0.0001 per share (the “Private Placement”), at an exercise price of $3.77 per share. The proceeds from the Private Placement were approximately $53.4 million, including approximately $10 million from existing related party stockholders. On June 25, 2024, we redeemed the Preferred Stock with a portion of the proceeds from the refinancing of the 2020 Credit Facility at a rate of 103% for a total of approximately $63.5 million. The Warrants remain outstanding and without modification. For additional detail on the Private Placement, see Note 15 - Preferred Stock and Warrants to our consolidated financial statements.

Common Stock Repurchases

In the second quarter of 2025, the Company's Board of Directors approved a program to repurchase up to $50 million of the Company’s common stock (the “2025 Repurchase Program” or the “Repurchase Program”). Commencing on June 5,2025 and continuing through December 31, 2027, the Repurchase Program is being funded with cash on hand or cash generated from operations. During the year ended December 31, 2025, the Company used $9.0 million, including transaction fees, to repurchase and retire 2.5 million shares of its common stock under the Repurchase Program, with $41.0 million remaining for future repurchases as of December 31, 2025.

Operating Segments

Our CODM assesses our performance based on the performance of two separate organizations within Ribbon, the Cloud and Edge operating segment (“Cloud and Edge”) and the IP Optical Networks operating segment (“IP Optical Networks”). For additional details regarding our operating segments, see Note 17 - Operating Segment Information to our consolidated financial statements.

Financial Overview

Financial Results

We reported a loss from operations of $3.3 million for 2025 and income from operations of $16.9 million for 2024. We reported net income of $39.6 million for 2025 and a net loss of $54.2 million for 2024.

Our revenue was $844.6 million in 2025, comprised of $511.4 million attributable to Cloud and Edge and $333.2 million attributable to IP Optical Networks. Our revenue was $833.9 million in 2024, comprised of $505.2 million attributable to Cloud and Edge and $328.7 million attributable to IP Optical Networks. Our gross profit was $420.7 million in 2025, comprised of $323.1 million attributable to Cloud and Edge and $97.6 million attributable to IP Optical Networks. Our gross profit was $439.5 million in 2024, comprised of $329.2 million attributable to Cloud and Edge and $110.3 million attributable to IP Optical Networks. Our gross margin was 49.8% in 2025 and 52.7% in 2024. In 2025, our Cloud and Edge gross margin was 63.2% and our IP Optical Networks gross margin was 29.3%. In 2024, our Cloud and Edge gross margin was 65.2% and our IP Optical Networks gross margin was 33.6%. The revenue increase in 2025 compared to 2024 was primarily driven by a $6.3 million rise in Cloud and Edge sales, largely attributable to higher demand from U.S. service providers, partially offset by lower sales to Federal customers. In addition, IP Optical Networks revenue increased by $4.4 million, led by strong sales in India, though this growth was partially offset by declines in the Eastern European region.

Our operating expenses were $424.0 million in 2025 and $422.6 million in 2024. Our 2025 operating expenses included $23.8 million of amortization of acquired intangible assets, $19.7 million of restructuring and related expense and $4.3 million of acquisition-, disposal- and integration-related expenses. The following section provides information on our restructuring and cost-reduction initiatives. Our 2024 operating expenses included $26.0 million of amortization of acquired intangible assets and $10.2 million of restructuring and related expense.

We recorded stock-based compensation expense of $19.4 million in 2025 and $16.1 million in 2024. These amounts are included as components of both Cost of revenue and Operating expenses in our consolidated statements of operations.

See “Results of Operations” in this MD&A for additional discussion of our results of operations for the years ended December 31, 2025 and 2024.

Restructuring and Cost Reduction Initiatives

During the fourth quarter of 2025, the Company’s President and CEO approved a strategic restructuring program (the "2026 Restructuring Plan") that consists of workforce reductions in certain of the Company’s operating locations to correspond with current sales levels in those areas. Any potential positions eliminated in countries outside the United States are subject to local law and consultation requirements. In connection with the 2026 Restructuring Plan, we recorded restructuring and related expense of $8.6 million in 2025. We anticipate that we will expense approximately $5 million in 2026 related to the 2026 Restructuring Plan.

During the first quarter of 2025, the Company’s President and CEO approved a strategic restructuring program (as subsequently amended, the "2025 Restructuring Plan") that consists of workforce reductions in certain of the Company’s operating locations to correspond with current sales levels in those areas. The 2025 Restructuring Plan was amended in the third quarter of 2025 to reflect an increase in the scope of the proposed reductions. Any potential positions eliminated in countries outside the United States are subject to local law and consultation requirements. In connection with the 2025 Restructuring Plan, we recorded restructuring and related expense of $5.0 million in 2025. We anticipate no future expense in 2026 related to the 2025 Restructuring Plan.

In February 2023, our Board of Directors approved a strategic restructuring program (the “2023 Restructuring Plan”) to streamline our operations in order to support our investment in critical growth areas. The 2023 Restructuring Plan includes, among other things, charges related to a workforce reduction. Any potential positions eliminated in countries outside the United States are subject to local law and consultation requirements. In connection with the 2023 Restructuring Plan, we recorded restructuring and related expense for severance related costs of $0.2 million and $2.0 million in 2025 and 2024, respectively. We anticipate no future expense in 2026 related to the 2023 Restructuring Plan.

In February 2022, our Board of Directors approved a strategic restructuring program (the “2022 Restructuring Plan”) to streamline our operations in order to support our investment in critical growth areas. The 2022 Restructuring Plan includes, among other things, charges related to a consolidation of facilities and a workforce reduction. Any positions eliminated in countries outside the United States are subject to local law and consultation requirements. In connection with the 2022 Restructuring Plan, we recorded restructuring and related expense of $5.9 million and $6.1 million in 2025 and 2024 for variable and other facilities-related costs. In 2023, we recorded $6.3 million of expense for the 2022 Restructuring Plan, comprised of $5.3 million for variable and other facilities-related costs, and $1.0 million for accelerated amortization of lease assets no longer being used with no ability or intent to sublease. We anticipate that we will expense approximately $3 million of facilities-related costs in 2026 related to the 2022 Restructuring Plan.

For facilities that are part of a restructuring plan, and for which we have no intent or ability to enter into a sublease, we recognize accelerated rent amortization over the period from the date that we commence the plan to fully or partially vacate a facility through the final vacate date. We did not record accelerated rent amortization in 2025 and 2024. We recorded $1.0 million for accelerated rent amortization in the year ended December 31, 2023. We continue to evaluate our properties included in our restructuring plans for accelerated amortization and/or right-of-use asset impairment. We may incur additional expense in the future if we are unable to sublease other locations included in these initiatives.

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

Based upon the completion of our 2025, 2024, and 2023 annual tests for goodwill impairment, we determined that there was no impairment of goodwill for either of our reporting units.

Accounting for Income Taxes. Our provision for income taxes is comprised of both current taxes and deferred taxes. The current income tax provision is generally calculated as the estimated taxes payable or refundable on tax returns to be filed for the year ended December 31, 2025. We provide for deferred income taxes based on temporary differences between financial and taxable income, net operating loss carryforwards, tax credit carryforwards and any required valuation allowances.

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

We have provided for income taxes on the undistributed earnings of our non-U.S. subsidiaries as of December 31, 2025, excluding Ireland and Israel, which are indefinitely reinvested. Accordingly, we are required to recognize deferred taxes for 2025 on the outside basis differences related to the foreign subsidiaries, the largest of these differences being undistributed earnings.

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

Results of Operations

Years Ended December 31, 2025 and 2024

Revenue. Revenue for the years ended December 31, 2025 and 2024 was as follows (in thousands, except percentages):

	Year ended		Increase/(decrease)
	December 31,		from prior year
	2025	2024	$	%
Product	$434,587	$447,229	$(12,642)	(2.8)%
Service	409,969	386,652	23,317	6.0%
Total revenue	$844,556	$833,881	$10,675	1.3%

Segment revenue for the years ended December 31, 2025 and 2024 was as follows (in thousands):

	Year ended			Year ended
	December 31, 2025			December 31, 2024
	Cloud and	IP Optical		Cloud and	IP Optical
	Edge	Networks	Total	Edge	Networks	Total
Product	$198,163	236,424	$434,587	$211,001	$236,228	$447,229
Service	313,267	96,702	409,969	294,156	92,496	386,652
Total revenue	$511,430	$333,126	$844,556	$505,157	$328,724	$833,881

The decrease in our product revenue in 2025 compared to 2024 was primarily the result of $13 million of lower sales of our Cloud and Edge products, while IP Optical sales remained flat. The decrease in revenue from the sale of Cloud and Edge products was primarily attributable to lower sales to enterprise customers, including U.S. Federal agencies.

Revenue from sales to enterprise customers was 34% and 39% of our product revenue in 2025 and 2024, respectively. These sales were made through both our direct sales team and indirect sales channel partners. The decrease in enterprise sales reflects lower sales of our products to customers in U.S. Federal agencies.

Revenue from indirect sales through our channel partner program was 31% and 38% of our product revenue in 2025 and 2024, respectively. The decrease in channel sales in 2025 reflects fewer IP Optical Networks deployments through systems integrators as well as sell-through service provider channel partners in Eastern Europe.

The timing of the completion of customer projects and revenue recognition criteria satisfaction may cause our product revenue to fluctuate from one period to the next.

Service revenue is primarily comprised of software and hardware maintenance and support (“maintenance revenue”) and network design, installation and other professional services (“professional services revenue”).

Service revenue for the years ended December 31, 2025 and 2024 was comprised of the following (in thousands, except percentages):

	Year ended		Increase/(decrease)
	December 31,		from prior year
	2025	2024	$	%
Maintenance	$270,551	$274,582	$(4,031)	(1.5)%
Professional services	139,418	112,070	27,348	24.4%
Total service revenue	$409,969	$386,652	$23,317	6.0%

Segment service revenue for the years ended December 31, 2025 and 2024 was comprised of the following (in thousands):

	Year ended			Year ended
	December 31, 2025			December 31, 2024
	Cloud and	IP Optical		Cloud and	IP Optical
	Edge	Networks	Total	Edge	Networks	Total
Maintenance	$206,604	$63,947	$270,551	$212,988	$61,594	$274,582
Professional services	106,663	32,755	139,418	81,168	30,902	112,070
Total service revenue	$313,267	$96,702	$409,969	$294,156	$92,496	$386,652

Total service revenue was $23 million higher in 2025 compared to 2024 due to increased revenue in both of our segments. Total service revenue increased by $19 million and $4 million in our Cloud and Edge and IP Optical Networks segments, respectively due to increased demand from service providers.

Maintenance revenue was $4 million lower in 2025 compared to 2024 primarily due to modestly lower renewal rates from decommissioning of older legacy equipment with several Cloud and Edge customers.

Professional services revenue was $27 million higher in 2025 compared to 2024, with increases of $25 million and $2 million in our Cloud and Edge and IP Optical Networks segments, respectively. The higher revenue in Cloud and Edge is due to the growth in services to U.S. service providers, primarily for voice modernization projects. Our IP Optical Networks segment experienced growth in sales of services primarily in EMEA and India.

The following customer contributed 10% or more of our revenue in the years ended December 31, 2025 and 2024:

	Year ended
	December 31,	December 31,
Customer	2025	2024
Verizon Communications Inc.	17%	14%

Revenue earned from customers domiciled outside the United States was 52% and 53% of total revenue in 2025 and 2024, respectively. U.S. revenue grew slightly year over year, increasing approximately $7 million across the Cloud and Edge and IP Optical Networks segments. Due to the timing of project completions, we expect that the domestic and international components as a percentage of our revenue may fluctuate from quarter to quarter and year to year. Our total revenue for the years ended December 31, 2025 and 2024 was disaggregated geographically as follows (in thousands):

			Service
		Service	revenue
	Product	revenue	(professional
Year ended December 31, 2025	revenue	(maintenance)	services)	Total revenue
United States	$179,660	$136,452	$86,845	$402,957
Europe, Middle East and Africa	111,235	69,594	33,322	214,151
Asia Pacific	129,298	38,474	13,213	180,985
Other	14,394	26,031	6,038	46,463
	$434,587	$270,551	$139,418	$844,556

			Service
		Service	revenue
	Product	revenue	(professional
Year ended December 31, 2024	revenue	(maintenance)	services)	Total revenue
United States	$201,340	$133,182	$61,462	$395,984
Europe, Middle East and Africa	129,824	71,856	32,999	234,679
Asia Pacific	100,766	39,863	10,941	151,570
Other	15,299	29,681	6,668	51,648
	$447,229	$274,582	$112,070	$833,881

Our deferred product revenue was $7 million at December 31, 2025 and $14 million at December 31, 2024. Our deferred service revenue was $149 million at December 31, 2025 and $126 million at December 31, 2024. Our deferred revenue balance may fluctuate as a result of the timing of revenue recognition, customer payments, maintenance contract renewals, contractual billing rights and maintenance revenue deferrals included in multiple element arrangements.

We expect our total revenue in 2026 to increase compared to 2025, driven by growth in the Cloud and Edge segment, particularly from increased purchases by service providers as part of voice modernization projects and by enterprise customers. In our IP Optical segment, we anticipate continued revenue growth in 2026 from North America, partially offset by moderation in APAC.

Cost of Revenue/Gross Margin. Our cost of revenue consists primarily of amounts paid to third-party manufacturers for purchased materials and services, royalties, amortization of acquired technology, inventory valuation adjustments, warranty costs, and manufacturing and services personnel and related costs. Our cost of revenue, gross profit and gross margin for the years ended December 31, 2025 and 2024 were as follows (in thousands, except percentages):

	Year ended		Increase/(decrease)
	December 31,		from prior year
	2025	2024	$	%
Cost of revenue:
Product	$249,247	$228,527	$20,720	9.1%
Service	154,259	140,949	13,310	9.4%
Amortization of acquired technology	20,344	24,893	(4,549)	(18.3)%
Total cost of revenue	$423,850	$394,369	$29,481	7.5%

Gross profit	$420,706	$439,512	$(18,806)	(4.3)%
Gross margin	49.8%	52.7%

Our segment cost of revenue, gross profit and gross margin for the years ended December 31, 2025 and 2024 were as follows (in thousands, except percentages):

	Year ended			Year ended
	December 31, 2025			December 31, 2024
	Cloud and	IP Optical		Cloud and	IP Optical
	Edge	Networks	Total	Edge	Networks	Total
Product	$76,810	$172,437	$249,247	$73,684	$154,843	$228,527
Service	108,625	45,634	154,259	94,579	46,370	140,949
Amortization of acquired technology	2,920	17,424	20,344	7,677	17,216	24,893
Total cost of revenue	$188,355	$235,495	$423,850	$175,940	$218,429	$394,369

Gross profit	$323,075	$97,631	$420,706	$329,217	$110,295	$439,512
Gross margin	63.2%	29.3%	49.8%	65.2%	33.6%	52.7%

Our gross margin was 2.9 percentage points lower in 2025 compared to 2024. This decrease was the result of lower margins in both of our segments, particularly due to higher professional services revenue related to voice Network Transformation programs. The lower margin in our IP Optical segment was due to regional mix. The lower margin in our Cloud and Edge segment was primarily attributable to product mix and a decrease in software sales.

We expect our consolidated gross margin to increase in 2026 due to revenue growth in our Cloud and Edge segment, which has higher margins due to the higher software content in its products. Improvements in our IP Optical segment gross margin are expected related to the projected product and geography mix.

Research and Development. Research and development (“R&D”) expenses consist primarily of salaries and related personnel expenses and prototype costs for the design, development, testing and enhancement of our products. R&D expenses for the years ended December 31, 2025 and 2024 were as follows (in thousands, except percentages):

Year ended		Decrease
December 31,		from prior year
2025	2024	$ %
$178,872	$179,941	$(1,069)	(0.6)%

The decrease in our research and development expenses in 2025 compared to 2024 was primarily attributable to approximately $2 million of lower expenses in our IP Optical Networks segment and approximately $1 million of higher expenses in our Cloud and Edge segment. The reduced expenses are a combination of lower employee expenses offset by higher non-US costs due to a weakening dollar.

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

We believe that our R&D expenses will increase modestly in 2026 primarily due to higher employee and consulting costs related to supporting certain legacy products and development of our cloud native solutions.

Sales and Marketing. Sales and marketing expenses consist primarily of salaries and related personnel costs, commissions, travel and entertainment expenses, promotions, customer trial and evaluations inventory and other marketing and sales support expenses. Sales and marketing expenses for the years ended December 31, 2025 and 2024 were as follows (in thousands, except percentages):

Year ended		Decrease
December 31,		from prior year
2025	2024	$ %
$133,075	$137,830	$(4,755)	(3.4)%

The decrease in our sales and marketing expenses in 2025 compared to 2024 was primarily attributable to lower commissions, partially offset by higher travel expenses and non-US costs due to a weakening dollar.

We believe our sales and marketing expenses will be relatively flat in 2026 as compared to 2025 with increases for employee-related variable compensation expenses offset by continued cost efficiencies.

General and Administrative. General and administrative expenses consist primarily of salaries and related personnel costs for executive and administrative personnel, and audit, legal and other professional fees. General and administrative expenses for the years ended December 31, 2025 and 2024 were as follows (in thousands, except percentages):

Year ended		Decrease
December 31,		from prior year
2025	2024	$ %
$64,239	$68,740	$(4,501)	(6.5)%

The decrease in general and administrative expenses in 2025 compared to 2024 was primarily attributable to lower litigation expenses and variable employee costs, partially offset by higher stock compensation expense.

We believe that our general and administrative expenses will be relatively flat in 2026 as compared to 2025 with increases for employee-related variable compensation expenses offset by continued cost efficiencies.

Amortization of Acquired Intangible Assets included in Operating expenses. Amortization of acquired intangible assets included in Operating expenses (“Opex Amortization”) for the years ended December 31, 2025 and 2024 was as follows (in thousands, except percentages):

Year ended		Decrease
December 31,		from prior year
2025	2024	$ %
$23,849	$25,969	$(2,120)	(8.2)%

Opex Amortization was lower in 2025 compared to 2024 due to our method of amortization. We record our amortization in relation to expected future cash flows rather than on a straight-line basis. Accordingly, such expense may vary from one period to the next.

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

We recorded $4.3 million in 2025 consisting of legal and professional fees associated with contemplated corporate development activities. We recorded no such costs in 2024.

Restructuring and Related. We have been committed to streamlining operations and reducing operating costs by closing and consolidating certain facilities and reducing our worldwide workforce. Please see the additional discussion of our restructuring initiatives in the “Restructuring and Cost Reduction Initiatives” section of the Overview of this MD&A.

We recorded restructuring and related expense of $19.7 million in 2025, comprised of $13.7 million of severance and related costs, and $6.0 million for variable and other facilities-related costs. In 2024, we recorded restructuring and related expense of $10.2 million, comprised of $4.1 million for severance and related costs, and $6.1 million for variable and other facilities-related costs. Although we have eliminated positions as part of our restructuring initiatives, we continue to hire in certain areas that we believe are important to our future growth.

Interest Expense, net. Interest expense and interest income for the years ended December 31, 2025 and 2024 were as follows (in millions, except percentages):

	Year ended		Increase
	December 31,		from prior year
	2025	2024	$	%
Interest income	$913	$328	$585	178.4%
Interest expense	(44,924)	(34,149)	$10,775	31.6%
Interest expense, net	$(44,011)	$(33,821)	$10,190	30.1%

We had an increase in interest income in 2025 due to a cash investment account established in late 2024. Our interest expense in 2025 primarily represents term debt interest, amortization of debt issuance costs and original issue discount and interest associated with factoring arrangements. Our interest expense in 2024 primarily represents term debt interest, amortization of debt issuance costs and original issue discount, interest associated with factoring arrangements and the amortization of gains in accumulated other comprehensive income (loss) (“AOCI”) from the sales of our interest rate swap. Interest expense in 2025 was higher than 2024 primarily due to higher margins under our 2024 Term Loan as compared to our 2020 Term Loan, and higher interest in 2025 due to our interest rate swap no longer being in place, partially offset by write-offs related to the refinancing of the 2020 Credit Facility with a portion of the proceeds from the 2024 Credit Facility on June 21, 2024. The write-offs related to the refinancing consisted of the remaining unamortized gains in AOCI from the sales of our interest rate swap totaling $4.9 million, partially offset by the write-off of debt issuance costs from the 2020 Credit Facility totaling $2.0 million. See Note 14 to our consolidated financial statements for a discussion of the sale of our interest rate swap.

Other Income (Expense), Net. Our other income, net in 2025 was $2.2 million and was primarily comprised of $6.0 million fair value adjustments to the Warrants offset by approximately $3.7 million foreign currency exchange losses. Our other expense, net in 2024 was $29.1 million and was primarily comprised of $9.1 million of fair value adjustments to the Preferred Stock and Warrants, $2.7 million of accrued dividends and the $1.8 million call premium on our Preferred Stock that we redeemed on June 25, 2024, $6.3 million write-off of an expired tax indemnity asset associated with the ECI Acquisition, and foreign currency exchange losses of $5.7 million.

Income Taxes. We recorded an income tax benefit of $84.7 million and an income tax provision of $8.2 million in 2025 and 2024, respectively. The increase in the income tax benefit is due to the tax benefit recognized on the tax-basis loss related to the Company’s investment in a subsidiary, which is not expected to recur in future periods.

During 2025 and 2024, we performed an analysis to determine if, based on all available evidence, we considered it more likely than not that some portion or all of the recorded deferred tax assets will not be realized in a future period. As a result of our evaluations, in 2025, for the U.S. deferred tax assets, we concluded that deferred tax assets are generally realizable, with the exception of certain federal and state net operating loss carryforwards, as well as certain tax credits, that are not anticipated to be utilized. Accordingly, we have maintained a valuation allowance on our U.S. deferred tax assets of $21.5 million, which increased slightly over the prior year. As a result of our evaluations for Israel, we maintained a full valuation allowance against our net deferred tax assets in Israel.

In October 2021, the Organization for Economic Co-operation and Development (the "OECD") announced the OECD/G20 Inclusive Framework on Base Erosion and Profit Shifting, which agreed to a two-pillar solution to address tax challenges arising from digitalization of the economy. In December 2021, the OECD released Pillar Two Model Rules defining the global minimum tax rules, which contemplate a minimum tax rate of 15% (“Pillar Two”). In addition, the OECD issued administrative guidance providing transition and safe harbor rules that could delay the impact of the minimum tax directive. Certain countries in which we operate have enacted legislation consistent with the OECD model rules effective beginning in 2024. We considered the applicable tax laws in relevant jurisdictions and concluded there was no material effect on our tax provision for the year ended December 31, 2025. We will continue to evaluate the potential effect of Pillar Two rules on our future reporting periods, but we do not expect Pillar Two to have a significant impact on our results of operations, financial position, or cash flows.

Years Ended December 31, 2024 and 2023

For a comparison of our results of operations for the fiscal years ended December 31, 2024 and 2023, see “Part II, Item 7. MD&A” of our Annual Report on Form 10-K for the year ended December 31, 2024, filed with the SEC on February 27, 2025.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements that have or are reasonably likely to have a current or future material effect on our financial position, changes in financial position, revenue or expenses, results of operations, liquidity, capital expenditures or capital resources.

Liquidity and Capital Resources

Our consolidated statements of cash flows are summarized as follows (in thousands):

	Year ended
	December 31,	December 31,
	2025	2024	Change
Net income (loss)	$39,636	$(54,235)	$93,871
Adjustments to reconcile net income (loss) to cash flows provided by operating activities	(4,816)	72,909	(77,725)
Changes in operating assets and liabilities	16,578	31,566	(14,988)
Net cash provided by operating activities	$51,398	$50,240	$1,158
Net cash used in investing activities	$(25,342)	$(22,868)	$(2,474)
Net cash (used in) provided by financing activities	$(19,431)	$37,706	$(57,137)

We had cash, cash equivalents, and restricted cash aggregating $98 million and $90 million at December 31, 2025 and 2024, respectively. We had cash held by our non-U.S. subsidiaries aggregating approximately $50 million and $18 million at December 31, 2025 and 2024, respectively. If we elect to repatriate all of the funds held by our non-U.S. subsidiaries as of December 31, 2025, we do not believe that the amounts of potential withholding taxes that would arise from the repatriation would have a material effect on our liquidity.

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

Our previous credit facility was the Senior Secured Credit Facilities Credit Agreement (as amended, the "2020 Credit Facility"), which we entered into on March 3, 2020, by and among us, as a guarantor, Ribbon Communications Operating Company, Inc., as the borrower (the "Borrower"), Citizens Bank, N.A., Santander Bank, N.A., and others as lenders, ("2020 Credit Facility Lenders"). For additional details regarding the terms of the 2024 Credit Facility and 2020 Credit Facility, see Note 13 to our consolidated financial statements.

Quarterly principal payments were required on the 2020 Term Loan aggregating approximately $5.0 million per quarter through March 31, 2024, and if the refinancing had not occurred, $10.0 million would have been required in each of the three quarters thereafter, with the remaining and final payment due on the maturity date in March 2025.

At December 31, 2025, we had an outstanding balance under the 2024 Term Loan of $342.1 million at an average interest rate of 10.3%, with no revolver balance and no letters of credit outstanding under our 2024 Credit Facility. We were in compliance with all covenants of the 2024 Credit Facility at December 31, 2025 and 2024, respectively.

In the course of our business, we use letters of credit, bank guarantees and surety bonds (collectively, “Guarantees”). We had $11.1 million and $10.9 million of Guarantees under various uncommitted facilities as of December 31, 2025 and 2024, respectively. We had no letters of credit outstanding under the 2024 Credit Facility at December 31, 2025 and 2024. At December 31, 2025 and 2024, we had cash collateral of $1.7 million and $2.7 million, respectively, supporting the Guarantees, which are reported in Restricted cash in our consolidated balance sheets.

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

As a result of exposure to interest rate movements, during March 2020, we entered into an interest rate swap arrangement, which effectively converted our $400 million term loan with its variable interest rate based upon one-month LIBOR to an aggregate fixed rate of 0.904%, plus a leverage-based margin as defined in the 2020 Credit Facility. On July 22, 2022, we sold $30 million of the notional amount of our interest rate swap back to our counterparty for $1.5 million, reducing the notional amount of this swap to $370 million. On August 16, 2022, we sold another $30 million of the notional amount of our interest rate swap back to our counterparty for $1.6 million, reducing the notional amount to $340 million, which approximated the term loan debt then outstanding. The gain in accumulated other comprehensive income (loss) related to the $60 million notional amount sold of $3.1 million was being released into earnings on a straight line basis over the remaining term of the 2020 Credit Facility as a decrease to interest expense, the amortization of which totaled $0.4 million and $0.9 million for the year ended December 31, 2024 and 2023, respectively. The remaining unamortized gain in accumulated other comprehensive income (loss) of approximately $0.5 million was written off to interest expense in conjunction with the refinancing of the 2020 Credit Facility on June 21, 2024. On March 24, 2023, we received $9.4 million, consisting of $0.4 million of interest and $9.0 million for the sale of $170 million of our $340 million notional amount interest rate swap back to our counterparty, reducing the notional amount to $170 million. On March 27, 2023, we received $9.8 million, consisting of $0.4 million of interest and $9.4 million for the sale of the remaining $170 million of our interest rate swap back to our counterparty. The portion of the gain in accumulated other comprehensive income (loss) related to the term loan debt prepaid on the date of the final sale of our swap totaled $7.3 million and was released into earnings immediately as Other expense, net. The portion of the gain in accumulated other comprehensive income (loss) related to our remaining term loan debt balance totaled $12.0 million and was being released into earnings on a straight line basis over the remaining term of the 2020 Credit Facility as a decrease to interest expense beginning in the second quarter of 2023, the amortization of which was $3.0 million and $4.7 million for the years ended December 31, 2024 and 2023, respectively. The remaining unamortized gain in accumulated other comprehensive income (loss) of $4.4 million was written off to interest expense in conjunction with the refinancing of the 2020 Credit Facility on June 21, 2024.

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

In the second quarter of 2025, our Board approved a share repurchase program (the "2025 Repurchase Program" or the “Repurchase Program”) pursuant to which we are authorized to repurchase up to $50 million of our common stock prior to December 31, 2027. We repurchased 2.5 million shares in the year ended December 31, 2025, using $9.0 million with $41.0 million remaining for future repurchases as of December 31, 2025.

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

Our operating activities provided cash of $51.4 million in 2025, primarily a result of lower accounts receivable of $20.0 million and deferred revenue of $15.8 million. These amounts were partially offset by decreases in accrued expenses and other long-term liabilities, and accounts payable. Our net income of $39.6 million included adjustments for certain non-cash expenses, such as $44.2 million of amortization of intangible assets and $19.4 million of stock-based compensation. These adjustments were partially offset by deferred tax benefit of $85.6 million and a $6.0 million change in fair value of warrant liability. Higher revenue and lower operating expenses company-wide due to our various cost-saving initiatives, including lower employee and facilities expenses, continue to positively impact our operating cash flow.

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

Cash Flows from Investing Activities

Our investing activities used cash of $25.3 million and $22.9 million in 2025 and 2024, respectively. Our investing activities were primarily used to purchase property and equipment. The increase in purchases of property and equipment in 2025 and 2024 is primarily due to the build out of a new facility in Israel.

Cash Flows from Financing Activities

Our financing activities used cash of $19.4 million in 2025 primarily due to $6.1 million of principal payments on our 2024 Term Debt and $9.0 million for the repurchase and retirement of our common stock under the 2025 Repurchase Program. In addition, we paid $4.4 million of tax obligations related to the vesting of stock awards and units.

Our financing activities provided cash of $37.7 million in 2024. We received $342.3 million of proceeds, net of $7.7 million of original issue discount, from the issuance of term debt under the 2024 Credit Facility that was established on June 21, 2024 to refinance the 2020 Credit Facility. Also, we had $44.1 million of both borrowings and principal payments under the 2020 Revolving Credit Facility. In conjunction with the establishment of the 2024 Credit Facility, we repaid the 2020 Term Debt amounting to $235.4 million, redeemed all of the outstanding Preferred Stock totaling $56.9 million, and paid $6.3 million in debt issuance costs. Also, we paid $1.8 million in principal payments on our 2024 Term Debt. In addition, we paid $4.3 million of tax obligations related to the vesting of stock awards and units.

The rate at which we consume cash is dependent upon the cash needs of our future operations, including our contractual obligations at December 31, 2025, primarily comprised of our debt principal and interest obligations as described above, and our operating lease and purchase obligations. Our operating lease obligations totaled $100.3 million at December 31, 2025, with payments to be made aggregating $18.0 million in 2026, $16.7 million in 2027, $14.0 million in 2028 and $51.6 million thereafter. Our purchase obligations totaled $105.8 million at December 31, 2025, with estimated payments aggregating $102.3 million in 2026 and $3.5 million thereafter. We anticipate devoting substantial capital resources to continue our R&D efforts, to maintain our sales, support and marketing, and for other general corporate activities. We believe that our financial resources, along with managing discretionary expenses, will allow us to manage the ongoing impact of inflation on our business operations. Looking ahead, we have developed contingency plans to reduce costs further if the situation deteriorates.

Based on our current expectations, we believe our current cash balances and available borrowings under the 2024 Credit Facility will be sufficient to meet our anticipated cash needs for working capital and capital expenditures for at least twelve months from the date of issuance of these financial statements.

Recent Accounting Pronouncements

In December 2025, the FASB issued ASU 2025-10, Government Grants (Topic 832): Accounting for Government Grants Received by Business Entities (“ASU 2025-10”), to clarify the appropriate accounting, reduce diversity in practice, and increase consistency across business entities. ASU 2025-10 will be effective for the Company beginning with our 2029 interim and annual financial statements, with early adoption permitted. The Company believes this ASU will have no material impact on its consolidated financial statements.

In November 2025, the FASB issued ASU 2025‑09, Derivatives and Hedging (Topic 815): Hedge Accounting Improvements (“ASU 2025‑09”), to enhance hedge accounting guidance and better align it with entities’ risk management activities. The amendments expand eligibility for hedge accounting, simplify certain requirements, and address issues related to reference rate reform. Key changes include allowing cash flow hedge accounting for “choose‑your‑rate” debt instruments, introducing a principles‑based “similar risk exposure” criterion for grouping forecasted transactions, permitting component hedging for nonfinancial forecasted transactions, and clarifying the treatment of certain derivative structures. ASU 2025‑09 will be effective for the Company beginning with its 2027 interim and annual financial statements, with early adoption permitted. The Company is currently evaluating the impact of this accounting standard on its consolidated financial statements and related disclosures.

In September 2025, the FASB issued ASU 2025-06, Intangibles-Goodwill and Other- Internal-Use Software (Subtopic 350-40): Targeted Improvements to the Accounting for Internal-Use Software (“ASU 2025-06”). To clarify how the accounting guidance applies to both linear and nonlinear software development, this standard removes all references to “developments stages” from ASC 350-40. ASU 2025-06 will be effective for the Company beginning with its 2028 interim and annual financial statements, with early adoption permitted as of the beginning of an annual reporting period. The Company is currently evaluating the impact of this accounting standard on its consolidated financial statements and related disclosures.

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

In December 2023, the FASB issued ASU 2023-09 Income Taxes (Topic 740): Improvements to Income Tax Disclosures (“ASU 2023-09”), which increases the disclosures requirements around rate reconciliation information and certain types of income taxes companies are required to pay. ASU 2023-09, which the Company applied on a prospective basis, became effective beginning with this Annual Report on Form 10-K and includes the required additional income tax disclosures.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

We are exposed to market risk related to changes in interest rates and foreign currency exchange rates. The following discussion about these market risks includes forward-looking statements. Actual results could differ materially from those projected in these forward-looking statements.

At December 31, 2025, we had outstanding debt totaling $342.1 million. A hypothetical movement of plus or minus 50 basis points in the interest rate of our outstanding debt would have changed our interest expense by approximately $2 million for the year ended December 31, 2025.

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

A hypothetical 10% strengthening of the U.S. Dollar would have negatively impacted our revenues for the year ended December 31, 2025 by approximately $20 million. Because a higher proportion of our expenses are denominated in foreign currencies compared to our revenue, our net loss for the year ended December 31, 2025 would have been positively impacted by approximately $32 million.

Item 8. Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors of Ribbon Communications Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Ribbon Communications Inc. and subsidiaries (the "Company") as of December 31, 2025 and 2024, the related consolidated statements of operations, comprehensive income (loss), stockholders' equity, and cash flows, for each of the three years in the period ended December 31, 2025, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2025 and 2024, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2025, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 26, 2026, expressed an unqualified opinion on the Company's internal control over financial reporting.

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

Revenue Recognition - Refer to Notes 2 and 16 to the Financial Statements

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

How the Critical Audit Matter Was Addressed in the Audit

Our audit procedures related to the testing of management’s estimation of standalone selling prices included the following, among others:

*	We tested the effectiveness of controls over revenue, including those over the determination of estimated standalone selling price.
*	We evaluated whether management’s significant accounting policies related to the estimation of standalone selling price were appropriate.
*	With the assistance of our data analytics specialists, we evaluated the estimated standalone selling price analyses prepared by the Company, including testing the underlying detail of customer arrangements and the mathematical accuracy of the calculations.

Goodwill - Cloud and Edge Reporting Unit - Refer to Notes 2 and 9 to the Financial Statements

Critical Audit Matter Description

The Company’s evaluation of goodwill for impairment involves the comparison of the fair value of each reporting unit to its carrying value. The Company used a combination of the income and market approaches to estimate reporting unit fair value. With respect to the income approach, management is required to make significant estimates and assumptions related to discount rates and forecasts of future revenues and profit margins. Changes in these assumptions could have a significant impact on either the fair value, the amount of any goodwill impairment charge, or both. The goodwill balance was $301 million as of December 31, 2025, of which $225 million was allocated to the Cloud and Edge Reporting Unit (“Cloud and Edge”).

Given the significant judgments made by management to estimate the fair value of Cloud and Edge, performing audit procedures to evaluate the reasonableness of management’s estimates and assumptions related to the selection of the discount rate and forecasts of future revenues and profit margins required a high degree of auditor judgment and an increased extent of effort, including the need to involve our fair value specialists.

How the Critical Audit Matter Was Addressed in the Audit

Our audit procedures related to the discount rate and forecasts of future revenues and profit margins, used by management to estimate the fair value of Cloud and Edge, included the following, among others:

◦	We tested the effectiveness of controls over management’s goodwill impairment evaluation, including those over the determination of the fair value of Cloud and Edge, such as controls related to management’s selection of the discount rate and forecasts of future revenues and profit margins.
◦	We evaluated management’s ability to accurately forecast future revenues and profit margins by comparing actual results to management’s historical forecasts.
◦	We evaluated the reasonableness of management’s revenue and profit margin forecasts by comparing the forecasts to:
▪	Historical revenues and profit margins.
▪	Internal communications to management and the Board of Directors.
▪	Forecasted information included in the Company press releases as well as in analyst and industry reports for the Company and certain of its peer companies.
◦	With the assistance of our fair value specialists, we evaluated the reasonableness of the discount rate by:

▪	Testing the source information underlying the determination of the discount rate and the mathematical accuracy of the calculation.
▪	Developing a range of independent estimates and compared those to the discount rate selected by management.

/s/ Deloitte & Touche LLP

Dallas, Texas

February 26, 2026

We have served as the Company's auditor since 2005.

RIBBON COMMUNICATIONS INC.

Consolidated Balance Sheets

(in thousands, except share and per share data)

	December 31,	December 31,
	2025	2024
Assets
Current assets:
Cash and cash equivalents	$96,405	$87,770
Restricted cash	1,726	2,709
Accounts receivable, net	231,885	254,718
Inventory	78,806	79,179
Other current assets	45,663	39,286
Total current assets	454,485	463,662
Property and equipment, net	65,559	60,364
Intangible assets, net	143,344	187,537
Goodwill	300,892	300,892
Deferred income taxes	174,318	88,982
Operating lease right-of-use assets	46,240	34,544
Other assets	27,417	26,573
	$1,212,255	$1,162,554
Liabilities and Stockholders’ Equity
Current liabilities:
Current portion of term debt	$8,750	$6,125
Accounts payable	79,840	87,759
Accrued expenses and other	90,759	106,251
Operating lease liabilities	11,699	9,443
Deferred revenue	124,425	119,295
Total current liabilities	315,473	328,873
Long-term debt, net of current	324,525	330,726
Warrant liability	1,919	8,064
Operating lease liabilities, net of current	60,159	37,376
Deferred revenue, net of current	31,654	20,991
Deferred income taxes	5,728	5,941
Other long-term liabilities	23,803	25,962
Total liabilities	763,261	757,933
Commitments and contingencies (Note 26)
Stockholders’ equity:
Common stock, $0.0001 par value per share; 390,000,000 shares authorized at December 31, 2025; 240,000,000 shares authorized at December 31, 2024; 175,776,074 shares issued and outstanding at December 31, 2025; 175,599,250 shares issued and outstanding at December 31, 2024	18	18
Additional paid-in capital	1,976,958	1,970,708
Accumulated deficit	(1,534,549)	(1,574,185)
Accumulated other comprehensive income	6,567	8,080
Total stockholders’ equity	448,994	404,621
	$1,212,255	$1,162,554

See notes to the consolidated financial statements.

RIBBON COMMUNICATIONS INC.

Consolidated Statements of Operations

(in thousands, except per share data)

	Year ended December 31,
	2025	2024	2023
Revenue:
Product	$434,587	$447,229	$445,150
Service	409,969	386,652	381,189
Total revenue	844,556	833,881	826,339
Cost of revenue:
Product	249,247	228,527	250,609
Service	154,259	140,949	139,357
Amortization of acquired technology	20,344	24,893	28,290
Total cost of revenue	423,850	394,369	418,256
Gross profit	420,706	439,512	408,083
Operating expenses:
Research and development	178,872	179,941	190,660
Sales and marketing	133,075	137,830	137,460
General and administrative	64,239	68,740	54,962
Amortization of acquired intangible assets	23,849	25,969	28,601
Acquisition-, disposal- and integration-related	4,337	—	4,476
Restructuring and related	19,658	10,160	16,209
Total operating expenses	424,030	422,640	432,368
(Loss) income from operations	(3,324)	16,872	(24,285)
Interest expense, net	(44,011)	(33,821)	(27,320)
Other income (expense), net	2,226	(29,119)	(3,768)
Loss before income taxes	(45,109)	(46,068)	(55,373)
Income tax benefit (provision)	84,745	(8,167)	(10,833)
Net income (loss)	$39,636	$(54,235)	$(66,206)
Earnings (loss) per share:
Basic	$0.22	$(0.31)	$(0.39)
Diluted	$0.22	$(0.31)	$(0.39)
Weighted average shares used to compute earnings (loss) per share:
Basic	176,199	174,044	170,408
Diluted	179,822	174,044	170,408

See notes to the consolidated financial statements.

RIBBON COMMUNICATIONS INC.

Consolidated Statements of Comprehensive Income (Loss)

(in thousands)

	Year ended December 31,
	2025	2024	2023
Net income (loss)	$39,636	$(54,235)	$(66,206)
Other comprehensive loss, net of tax:
Unrealized loss on interest rate swap, net of reclassifications and amortization into earnings	—	(6,019)	(10,015)
Reclassification of gain to other expense, net upon sale of interest rate swap	—	—	(5,099)
Foreign currency translation adjustments	(445)	472	(506)
Employee retirement benefits	(1,068)	(160)	(1,178)
Other comprehensive loss, net of tax	(1,513)	(5,707)	(16,798)
Comprehensive income (loss), net of tax	$38,123	$(59,942)	$(83,004)

See notes to the consolidated financial statements.

RIBBON COMMUNICATIONS INC.

Consolidated Statements of Stockholders’ Equity

(in thousands, except share data)

					Accumulated
			Additional		other	Total
	Common stock		paid-in	Accumulated	comprehensive	stockholders’
	Shares	Amount	capital	deficit	income (loss)	equity
Balances, January 1, 2023	168,324,995	$17	$1,941,569	$(1,453,744)	$30,585	$518,427
Exercise of stock options	7,816	—	15	—	—	15
Vesting of restricted stock awards and units	4,840,738	—	—	—	—	—
Vesting of performance-based stock units	381,071	—	—	—	—	—
Shares of restricted stock returned to the Company under net share settlements to satisfy tax withholding obligations	(1,470,953)	—	(4,481)	—	—	(4,481)
Stock-based compensation expense	—	—	21,806	—	—	21,806
Other comprehensive loss	—	—	—	—	(16,798)	(16,798)
Net loss	—	—	—	(66,206)	—	(66,206)
Balances, December 31, 2023	172,083,667	17	1,958,909	(1,519,950)	13,787	452,763
Exercise of stock options	11,285	—	21	—	—	21
Vesting of restricted stock awards and units	4,653,037	1	—	—	—	1
Vesting of performance-based stock units	298,586	—	—	—	—	—
Shares of restricted stock returned to the Company under net share settlements to satisfy tax withholding obligations	(1,447,325)	—	(4,308)	—	—	(4,308)
Stock-based compensation expense	—	—	16,086	—	—	16,086
Other comprehensive loss	—	—	—	—	(5,707)	(5,707)
Net loss	—	—	—	(54,235)	—	(54,235)
Balances, December 31, 2024	175,599,250	18	1,970,708	(1,574,185)	8,080	404,621
Exercise of stock options	3,997	—	6	—	—	6
Exercise of warrants	32,573	—	150	—	—	150
Repurchase of common stock	(2,456,141)	—	(8,955)	—	—	(8,955)
Vesting of restricted stock awards and units	3,334,571	—	—	—	—	—
Vesting of performance-based stock units	423,677	—	—	—	—	—
Shares of restricted stock returned to the Company under net share settlements to satisfy tax withholding obligations	(1,161,853)	—	(4,357)	—	—	(4,357)
Stock-based compensation expense	—	—	19,406	—	—	19,406
Other comprehensive loss	—	—	—	—	(1,513)	(1,513)
Net income	—	—	—	39,636	—	39,636
Balances, December 31, 2025	175,776,074	$18	$1,976,958	$(1,534,549)	$6,567	$448,994

See notes to the consolidated financial statements.

RIBBON COMMUNICATIONS INC.

Consolidated Statements of Cash Flows

(in thousands)

	Year ended December 31,
	2025	2024	2023
Cash flows from operating activities:
Net income (loss)	$39,636	$(54,235)	$(66,206)
Adjustments to reconcile net income (loss) to cash flows provided by operating activities:
Depreciation and amortization of property and equipment	16,728	13,539	14,105
Amortization of intangible assets	44,193	50,862	56,891
Amortization of debt issuance costs and original issue discount	2,802	4,847	3,241
Amortization of accumulated other comprehensive gain related to interest rate swap	—	(8,196)	(5,575)
Stock-based compensation	19,406	16,086	21,806
Deferred income taxes	(85,603)	(16,887)	(9,196)
Gain on sale of swap	—	—	(7,301)
Change in fair value of warrant liability	(5,995)	2,769	(201)
Change in fair value of preferred stock liability	—	8,091	1,548
Dividends accrued on preferred stock liability	—	2,743	3,935
Payment of dividends accrued on preferred stock liability	—	(6,686)	—
Foreign currency exchange losses (gains)	3,653	5,741	(44)
Changes in operating assets and liabilities:
Accounts receivable	20,028	12,420	5,726
Inventory	234	(3,616)	(10,701)
Other operating assets	(564)	30,459	34,834
Accounts payable	(3,257)	(6,016)	(10,498)
Accrued expenses and other long-term liabilities	(15,656)	(9,367)	(14,684)
Deferred revenue	15,793	7,686	(593)
Net cash provided by operating activities	51,398	50,240	17,087
Cash flows from investing activities:
Purchases of property and equipment	(25,342)	(22,406)	(9,381)
Purchases of software licenses	—	(462)	(100)
Net cash used in investing activities	(25,342)	(22,868)	(9,481)
Cash flows from financing activities:
Borrowings under revolving line of credit	—	44,106	97,000
Principal payments on revolving line of credit	—	(44,106)	(97,000)
Proceeds from issuance of term debt	—	342,300	—
Principal payments of term debt	(6,125)	(237,145)	(95,058)
Payment of debt issuance costs	—	(6,312)	(1,685)
Proceeds from issuance of preferred stock and warrant liabilities	—	—	53,350
Payment of preferred stock liability	—	(56,850)	—
Proceeds from the exercise of stock options	6	21	15
Payment of tax obligations related to vested stock awards and units	(4,357)	(4,308)	(4,481)
Repurchase of common stock	(8,955)	—	—
Net cash (used in) provided by financing activities	(19,431)	37,706	(47,859)
Effect of exchange rate changes on cash and cash equivalents	1,027	(1,229)	(379)
Net increase (decrease) in cash and cash equivalents	7,652	63,849	(40,632)
Cash, cash equivalents and restricted cash, beginning of year	90,479	26,630	67,262
Cash, cash equivalents and restricted cash, end of year	$98,131	$90,479	$26,630

RIBBON COMMUNICATIONS INC.

Consolidated Statements of Cash Flows (continued)

(in thousands)

	Year ended December 31,
	2025	2024	2023
Supplemental disclosure of cash flow information:
Interest paid	$37,998	$32,969	$25,573
Income taxes paid	$11,950	$29,280	$18,876
Income tax refunds received	$1,428	$1,545	$1,611
Supplemental disclosure of non-cash investing activities:
Capital expenditures incurred, but not yet paid	$4,511	$10,090	$2,578
Inventory transfers to property and equipment	$2,159	$2,165	$1,693
Supplemental disclosure of non-cash financing activities:
Warrant liability released to additional paid-in-capital	$150	$—	$—
Fair value of vested restricted and performance-based stock grants	$14,103	$14,822	$15,571

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

Private Placement Offering

On March 28, 2023, the Company issued 55,000 shares of newly designated Series A Preferred Stock (the “Preferred Stock”) to investors in a private placement offering at a price of $970 per share, along with 4.9 million warrants (the “Warrants”) to purchase shares of the Company’s common stock, par value $0.0001 per share (the “Private Placement”), at the exercise price of $3.77 per share. The proceeds from the Private Placement were approximately $53.4 million, including approximately $10 million from existing related party stockholders (See Note 15).

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

The Company does not generally offer significant financing components in its contracts with customers. However, if a contract includes a significant financing component, the transaction price is adjusted for the time value of money. For the year ended December 31, 2025, the impact of financing components was immaterial.

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

RIBBON COMMUNICATIONS INC.

Notes to Consolidated Financial Statements (Continued)

Financial Instruments

The carrying amounts of the Company’s cash equivalents, accounts receivable, accounts payable and borrowings under a revolving credit facility in the Consolidated Balance Sheets approximates fair value due to the immediate or short-term nature of these financial instruments. The carrying amount of the Company’s term debt is also considered to approximate fair value, based on prevailing market conditions. Our Warrant liability as of December 31, 2025 had a fair value of $1.9 million.

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

Factoring of accounts receivable and associated fees for the years ended December 31, 2025 and 2024 were as follows (in thousands):

	Year ended December 31,
	2025	2024
Accounts receivable sold	$127,618	$107,874
Less factoring fees	(2,343)	(2,228)
Net cash proceeds	$125,275	$105,646

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

Realized and unrealized foreign currency exchange losses and gains arising from transactions denominated in currencies other than the subsidiary’s functional currency are reflected in earnings.

The Company records its foreign currency losses (gains) as a component of Other expense, net. The Company recognized net foreign currency losses and (gains) of $3.7 million, $5.7 million and less than $(0.1) million for the years ended December 31, 2025, 2024 and 2023, respectively.

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

Property and Equipment

Property and equipment are stated at cost, net of accumulated depreciation. Expenditures for maintenance and repairs are charged to expense as incurred. Depreciation is computed using the straight-line method over the estimated useful lives of the related assets, which range from two to five years. Leasehold improvements are amortized over the lesser of the lease term or ten years. When an asset is sold or retired, the cost and related accumulated depreciation or amortization are eliminated, and the resulting gain or loss, if any, is recognized in (Loss) income from operations in the consolidated statement of operations. The Company reviews property and equipment for impairment in the same manner as intangible assets discussed below.

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

Intangible Assets and Goodwill

The Company’s intangible assets are comprised of in-process research and development, developed technology, customer relationships, trade names, software licenses and internal use software. Intangible assets are reviewed for impairment when events or changes in circumstances indicate that their carrying amounts may not be recoverable based upon the estimated undiscounted cash flows. Recoverability of intangible assets with estimated lives and other long-lived assets is measured by a comparison of the carrying amount of an asset or asset group to future net undiscounted cash flows expected to be generated by the asset or asset group. If these comparisons indicate that an asset is not recoverable, the Company will recognize an impairment loss for the amount by which the carrying value of the asset or asset group exceeds the related estimated fair value. Estimated fair value is based on either discounted future operating cash flows or appraised values, depending on the nature of the asset. The Company amortizes its intangible assets over their respective useful lives, with the exception of in-process research and development, which has an indefinite life until the product is generally available, at which time such asset is typically reclassified to developed technology, and the Company begins to amortize this asset. See Note 9 for additional information regarding the Company’s intangible assets.

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

RIBBON COMMUNICATIONS INC.

Notes to Consolidated Financial Statements (Continued)

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

Advertising Costs

Advertising costs are expensed as incurred and included as a component of Sales and marketing expense in the Company’s consolidated statements of operations. Advertising expenses were $1.4 million, $1.7 million and $1.2 million for the years ended December 31, 2025, 2024 and 2023, respectively.

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

RIBBON COMMUNICATIONS INC.

Notes to Consolidated Financial Statements (Continued)

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

Warranty

The Company records warranty liabilities for estimated costs of fulfilling its obligations under standard limited hardware and software warranties at the time of sale. The specific warranty terms and conditions vary depending upon the country in which the Company does business, but generally includes material costs, technical support, labor and associated overhead over a period ranging from one to three years. At December 31, 2025, the Company’s liability for product warranties was $12.8 million of which $5.4 million was current and included in Accrued expenses and other and $7.4 million was long-term and included in Other long-term liabilities in the Company’s consolidated balance sheet. At December 31, 2024, the Company’s liability for product warranties was $12.3 million, of which $5.2 million was current and included in Accrued expenses and other, and $7.1 million was long-term and included in Other long-term liabilities in the Company’s consolidated balance sheet.

Research and Development Grants

The Company records grants received from the Office of the Innovation Authority of the Israeli Ministry of Economics (the “IIA”) as a reduction to Research and development expense. Royalties payable to the IIA are recognized pursuant to sales of related products and services and are included in Cost of revenue (see Note 26).

Accounting for Leases

The Company accounts for its leases in accordance with Accounting Standards Codification (“ASC”) 842, Leases (“ASC 842”) (see Note 21). The Company has operating leases for corporate offices, and research and development facilities. Operating leases are reported separately in the Company’s consolidated balance sheets at December 31, 2025 and 2024. The Company has no finance leases as of December 31, 2025 or 2024.

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

RIBBON COMMUNICATIONS INC.

Notes to Consolidated Financial Statements (Continued)

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

The Company has provided for income taxes on the undistributed earnings of its non-U.S. subsidiaries as of December 31, 2025, excluding Ireland and Israel, which are indefinitely reinvested. Accordingly, the Company is required to recognize and record deferred taxes for 2025 on the entire outside basis differences related to the foreign subsidiaries, the largest of these differences being undistributed earnings.

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

Recent Accounting Pronouncements

In December 2025, the FASB issued ASU 2025-10, Government Grants (Topic 832): Accounting for Government Grants Received by Business Entities (“ASU 2025-10”), to clarify the appropriate accounting, reduce diversity in practice, and increase consistency across business entities. ASU 2025-10 will be effective for us beginning with our 2029 interim and annual financial statements, with early adoption permitted. The Company believes this ASU will have no material impact on its consolidated financial statements.

In November 2025, the FASB issued ASU 2025‑09, Derivatives and Hedging (Topic 815): Hedge Accounting Improvements (“ASU 2025‑09”), to enhance hedge accounting guidance and better align it with entities’ risk management activities. The amendments expand eligibility for hedge accounting, simplify certain requirements, and address issues related to reference rate reform. Key changes include allowing cash flow hedge accounting for “choose‑your‑rate” debt instruments, introducing a principles‑based “similar risk exposure” criterion for grouping forecasted transactions, permitting component hedging for nonfinancial forecasted transactions, and clarifying the treatment of certain derivative structures. ASU 2025‑09 will be effective for the Company beginning with its 2027 interim and annual financial statements, with early adoption permitted. The Company is currently evaluating the impact of this accounting standard on its consolidated financial statements and related disclosures.

In September 2025, the FASB issued ASU 2025-06, Intangibles-Goodwill and Other- Internal-Use Software (Subtopic 350-40): Targeted Improvements to the Accounting for Internal-Use Software (“ASU 2025-06”). To clarify how the accounting guidance applies to both linear and nonlinear software development, this standard removes all references to “developments stages” from ASC 350-40. ASU 2025-06 will be effective for the Company beginning with its 2028 interim and annual financial statements, with early adoption permitted as of the beginning of an annual reporting

RIBBON COMMUNICATIONS INC.

Notes to Consolidated Financial Statements (Continued)

period. The Company is currently evaluating the impact of this accounting standard on its consolidated financial statements and related disclosures.

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

In December 2023, the FASB issued ASU 2023-09 Income Taxes (Topic 740): Improvements to Income Tax Disclosures (“ASU 2023-09”), which increases the disclosures requirements around rate reconciliation information and certain types of income taxes companies are required to pay. ASU 2023-09, which the Company applied on a prospective basis, became effective beginning with this Annual Report on Form 10-K and includes the required additional income tax disclosures.

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

The acquisition-related expenses in the year ended December 31, 2025 are related to legal and professional fees associated with contemplated corporate development activities. The integration-related expenses in the year ended December 31, 2023 related to the ECI Acquisition.

RIBBON COMMUNICATIONS INC.

Notes to Consolidated Financial Statements (Continued)

The components of Acquisition-, disposal- and integration-related expenses incurred in the years ended December 31, 2025, 2024 and 2023 were as follows (in thousands):

	Year ended December 31,
	2025	2024	2023
Professional and services fees (acquisition-related)	$4,337	$—	$—
Integration-related expenses	—	—	4,476
	$4,337	$—	$4,476

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

The shares used to compute loss per share were as follows (in thousands):

	Year ended December 31,
	2025	2024	2023
Weighted average shares outstanding—basic	176,199	174,044	170,408
Potential dilutive common shares	3,623	—	—
Weighted average shares outstanding—diluted	179,822	174,044	170,408

Options to purchase the Company’s common stock and unvested restricted and performance-based stock units aggregating 0.7 million shares, 7.6 million shares, and 13.5 million shares were excluded from the computation of diluted loss per share for the years ended December 31, 2025, 2024 and 2023, respectively, because their effect would have been antidilutive.

As of December 31, 2025, 2024 and 2023, the potential number of dilutive shares from the Warrants totaled 4.7 million, 4.9 million and 4.9 million shares, respectively. However, there was no impact on weighted average shares outstanding from these Warrants for the years ended December 31, 2025, 2024 and 2023 as the average share price of the Company’s common stock was below the exercise price of $3.77 per share and their effect would have been antidilutive.

Dividends accrued on the Preferred Stock were not an adjustment to net income (loss) used for the calculation of diluted earnings (loss) per share as these dividends are included in the fair value adjustment of the Preferred Stock which was reflected in Other expense, net until the redemption of the Preferred Stock on June 25, 2024.

(5) FAIR VALUE HIERARCHY

Fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. As such, fair value is a market-based measurement that should be determined based on assumptions that market participants would use in pricing an asset or a liability. The three-tier fair value hierarchy is based on the level of independent, objective evidence surrounding the inputs used to measure fair value. A financial instrument’s categorization within the fair value hierarchy is based upon the lowest level of input that is significant to the fair value measurement. The fair value hierarchy is as follows:

●	Level 1 applies to assets or liabilities for which there are quoted prices in active markets for identical assets or liabilities. The Company had no assets or liabilities fair valued using Level 1 input at December 31, 2025 or 2024.

RIBBON COMMUNICATIONS INC.

Notes to Consolidated Financial Statements (Continued)

●	Level 2 applies to assets or liabilities for which there are inputs that are directly or indirectly observable in the marketplace, such as quoted prices for similar assets or liabilities in active markets or quoted prices for identical assets or liabilities in markets with insufficient volume or infrequent transactions (less active markets). At December 31, 2025 and 2024, the Company determined the fair value of its defined benefit plans’ assets using Level 2 input.
●	Level 3 applies to assets or liabilities for which there are unobservable inputs to the valuation methodology that are significant to the measurement of the fair value of the assets or liabilities. At December 31, 2025 and 2024, the fair value of the Company’s Warrants was determined using Level 3 input.

The Company did not have any transfers between Level 2 and Level 3 fair value measurements during the years ended December 31, 2025 and 2024.

(6) ACCOUNTS RECEIVABLE, NET

Accounts receivable, net, consisted of the following (in thousands):

	December 31,
	2025	2024
Accounts receivable	$233,226	$256,174
Allowance for doubtful accounts	(1,341)	(1,456)
Accounts receivable, net	$231,885	$254,718

The Company’s allowance for doubtful accounts activity was as follows (in thousands):

			Charges
	Balance at	Charges	(credits) to		Balance at
	beginning	(credits)	other		end of
Year ended December 31,	of year	to expense	accounts	Write-offs	year
2025	$1,456	$(97)	$—	$(18)	$1,341
2024	$1,512	$152	$(75)	$(133)	$1,456
2023	$1,427	$428	$143	$(486)	$1,512

(7) INVENTORY

Inventory consisted of the following (in thousands):

	December 31,	December 31,
	2025	2024
On-hand assemblies and finished goods inventories	$92,981	$95,366
Deferred cost of goods sold	2,421	2,430
	95,402	97,796
Less noncurrent portion (included in Other assets)	(16,596)	(18,617)
Current portion	$78,806	$79,179

RIBBON COMMUNICATIONS INC.

Notes to Consolidated Financial Statements (Continued)

(8) PROPERTY AND EQUIPMENT

Property and equipment consisted of the following (in thousands):

		December 31,
	Useful Life	2025	2024
Equipment	2-5 years	$96,029	$84,409
Software	2-5 years	38,830	36,859
Furniture and fixtures	3-5 years	5,295	3,309
Leasehold improvements	Shorter of the estimated lease term or 10 years	59,231	54,849
		199,385	179,426
Less accumulated depreciation and amortization		(133,826)	(119,062)
Property and equipment, net		$65,559	$60,364

As of December 31, 2025 and 2024, property and equipment included $3.9 million and $23.2 million, respectively, of assets that had not yet commenced depreciation. The 2024 assets primarily consisted of leasehold improvements and equipment, with the most significant portion related to construction at our new main campus in Petah Tikva, Israel that was completed and occupied in the 1st half of 2025, totaling $18.9 million as of December 31, 2024.

The Company recorded depreciation and amortization expense related to property and equipment of $16.7 million, $13.5 million and $14.1 million for the years ended December 31, 2025, 2024 and 2023, respectively. During each of these years, the Company disposed of certain property and equipment that was fully depreciated at the time of disposal, which resulted in reductions in both Cost and Accumulated depreciation.

The net book values of the Company’s property and equipment by geographic area were as follows (in thousands):

	December 31,
	2025	2024
Israel	$32,198	$27,657
United States	18,587	20,445
Asia/Pacific	10,209	7,941
Canada	3,206	3,071
Europe	1,193	1,034
Other	166	216
	$65,559	$60,364

(9) INTANGIBLE ASSETS AND GOODWILL

The Company’s intangible assets at December 31, 2025 and 2024 consisted of the following (in thousands):

	Weighted
	average
	amortization			Net
	period		Accumulated	carrying
December 31, 2025	(years)	Cost	amortization	value
Developed technology	7.84	$340,380	$281,000	$59,380
Customer relationships	11.86	268,140	184,462	83,678
Trade names	3.88	5,000	5,000	—
Software licenses	3.00	5,748	5,462	286
		$619,268	$475,924	$143,344

RIBBON COMMUNICATIONS INC.

Notes to Consolidated Financial Statements (Continued)

	Weighted
	average
	amortization			Net
	period		Accumulated	carrying
December 31, 2024	(years)	Cost	amortization	value
Developed technology	7.84	$340,380	$262,085	$78,295
Customer relationships	11.86	268,140	160,635	107,505
Trade names	3.88	5,000	4,978	22
Software licenses	3.00	5,748	4,033	1,715
		$619,268	$431,731	$187,537

Estimated future amortization expense for the Company’s intangible assets at December 31, 2025 was as follows (in thousands):

Years ending December 31,
2026	$39,143
2027	33,976
2028	23,400
2029	18,380
2030	7,723
Thereafter	20,722
$143,344

Goodwill is recorded when the consideration for an acquisition exceeds the fair value of net tangible and identifiable intangible assets acquired. For the purpose of testing goodwill for impairment, all goodwill is assigned to a reporting unit, which may be either an operating segment or a portion of an operating segment. The Company’s reporting units are its two operating segments, Cloud and Edge and IP Optical Networks. Testing for impairment of goodwill is completed annually as of October 1st. The Company’s IP Optical Networks operating segment, with $76.0 million of associated goodwill, had a negative carrying value and a positive fair value as of October 1st for both 2025 and 2024.

Upon completion of the 2025 and 2024 annual tests for goodwill impairment, the Company determined that there was no impairment of goodwill in either of its reporting units. There was no change in the carrying value of the Company’s goodwill in the years ended December 31, 2025 and 2024.

The components of goodwill at December 31, 2025 and 2024 were as follows (in thousands):

	Cloud and	IP Optical
	Edge	Networks	Total
Goodwill	$392,302	$191,996	$584,298
Accumulated impairment losses	(167,406)	(116,000)	(283,406)
	$224,896	$75,996	$300,892

(10) ACCRUED EXPENSES AND OTHER

Accrued expenses and other consisted of the following (in thousands):

	December 31,
	2025	2024
Employee compensation and related costs	$37,857	$44,948
Professional fees	14,400	16,339
Taxes payable	5,541	6,364
Other	32,961	38,600
	$90,759	$106,251

RIBBON COMMUNICATIONS INC.

Notes to Consolidated Financial Statements (Continued)

(11) WARRANTY

The changes in the Company’s warranty accrual balance in the years ended December 31, 2025, 2024 and 2023 were as follows (in thousands):

	Balance at			Balance at
	beginning			end of
Year ended December 31,	of year	Provision	Settlements	year
2025	$12,300	$5,954	$(5,435)	$12,819
2024	$12,243	$5,423	$(5,366)	$12,300
2023	$11,857	$5,875	$(5,489)	$12,243

(12) RESTRUCTURING AND FACILITIES CONSOLIDATION INITIATIVES

The Company recorded restructuring and related expense aggregating $19.7 million, $10.2 million and $16.2 million in the years ended December 31, 2025, 2024 and 2023, respectively. Restructuring and related expense includes restructuring expense (primarily severance and related costs), estimated future variable and other lease costs for vacated properties with no intent or ability of sublease, and accelerated rent amortization expense.

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

Accelerated amortization of lease assets is recognized from the date that the Company commences the plan to fully or partially vacate a facility, for which there is no intent or ability to enter into a sublease, through the final vacate date (see Note 21). The Company may incur additional future expense if it is unable to sublease other locations included in the Facilities Initiative.

The components of restructuring and related expense for the years ended December 31, 2025, 2024 and 2023 were as follows (in thousands):

	Year ended December 31,
	2025	2024	2023
Severance and related costs	$13,666	$4,036	$9,875
Variable and other facilities-related costs	5,992	6,124	5,326
Accelerated amortization of lease assets due to cease-use	—	—	1,008
	$19,658	$10,160	$16,209

RIBBON COMMUNICATIONS INC.

Notes to Consolidated Financial Statements (Continued)

The following table presents the rollforward of accrued restructuring liabilities for the Company’s restructuring plans for the years ended December 31, 2025, 2024 and 2023 (in thousands):

	2022 and Prior	2023	2024	2025	2026
	Restructuring	Restructuring	Restructuring	Restructuring	Restructuring
	Plans	Plan	Plan	Plan	Plan	Total
Balances, December 31, 2022	$3,358	$—	$—	$—	$—	$3,358
Charged to expense	6,334	9,875	—	—	—	16,209
Transfer to operating lease assets	(1,008)	—	—	—	—	(1,008)
Payments	(7,164)	(9,204)	—	—	—	(16,368)
Balances, December 31, 2023	1,520	671	—	—	—	2,191
Charged to expense	6,123	2,003	2,090	—	—	10,216
Reversals/adjustments	(56)	—	—	—	—	(56)
Payments	(6,472)	(2,589)	(1,091)	—	—	(10,152)
Balances, December 31, 2024	1,115	85	999	—	—	2,199
Charged to expense	5,992	70	99	5,188	8,640	19,989
Reversals/adjustments	—	90	(319)	(102)	—	(331)
Payments	(6,301)	(245)	(779)	(4,464)	(179)	(11,968)
Balances, December 31, 2025	$806	$—	$—	$622	$8,461	$9,889

2026 Restructuring Plan

During the fourth quarter of 2025, the Company’s President and CEO approved a strategic restructuring program (the "2026 Restructuring Plan") that consists of workforce reductions in certain of the Company’s operating locations to correspond with current sales levels in those areas. In connection with the 2026 Restructuring Plan, the Company recorded restructuring and related expense of $8.6 million, with cash payments of $0.2 million in the year ended December 31, 2025. The Company estimates that it will expense approximately $5 million in 2026 under the 2026 Restructuring Plan.

2025 Restructuring Plan

During the first quarter of 2025, the Company’s President and CEO approved a strategic restructuring program (as subsequently amended, the "2025 Restructuring Plan") that consists of workforce reductions in certain of the Company’s operating locations to correspond with current sales levels in those areas. The 2025 Restructuring Plan was amended in the third quarter of 2025 to reflect an increase in the scope of the proposed reductions. Any potential positions eliminated in countries outside the United States are subject to local law and consultation requirements. In connection with the 2025 Restructuring Plan, the Company recorded restructuring and related expense of $5.0 million, with cash payments of $4.5 million in the year ended December 31, 2025.

2024 Restructuring Plan

The Company’s President and CEO approved workforce reductions in 2024 for certain of the Company’s operating locations to correspond with the current sales levels in those areas. The Company recorded a nominal amount in the year ended December 31, 2025 and $2.1 million in the year ended December 31, 2024 related to these actions.

2023 Restructuring Plan

On February 22, 2023, the Company’s Board of Directors approved a strategic restructuring program (the “2023 Restructuring Plan”) to streamline the Company’s operations in order to support the Company’s investment in critical growth areas. The 2023 Restructuring Plan includes, among other things, charges related to a workforce reduction. Any positions eliminated in countries outside the United States were subject to local law and consultation requirements.

RIBBON COMMUNICATIONS INC.

Notes to Consolidated Financial Statements (Continued)

In connection with the 2023 Restructuring Plan, the Company recorded restructuring and related expense of $0.2 million and $2.0 million in the years ended December 31, 2025 and 2024, respectively, consisting entirely for severance related costs.

2022 and Prior Restructuring Plans

Prior to December 31, 2022, the Company engaged in various restructuring activities that included consolidation of facilities and workforce reductions. Substantially all the ongoing costs incurred under such plans in the years presented relates to variable and other facilities-related costs. The Company estimates that it will expense approximately $3 million in 2026 under these restructuring plans.

Balance Sheet Classification

The current portions of accrued restructuring were $9.4 million and $1.4 million at December 31, 2025 and 2024, respectively, and are included as components of Accrued expenses in the consolidated balance sheets. The long-term portions of accrued restructuring are included as components of Other long-term liabilities in the consolidated balance sheets. The long-term portions of accrued restructuring were $0.5 million and $0.8 million at December 31, 2025 and 2024, respectively.

(13) DEBT

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

The 2024 Credit Facility requires compliance with a Maximum Consolidated Net Leverage Ratio (the "Financial Covenant"), as defined in the 2024 Credit Facility, which is tested on a quarterly basis. The Company was in compliance with the Financial Covenant as of December 31, 2025.

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

RIBBON COMMUNICATIONS INC.

Notes to Consolidated Financial Statements (Continued)

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

The Company’s interest rates under the 2020 Term Loan benefited from a hedge instrument that was in place, specifically a fixed rate swap, until it was sold in March 2023 (see Note 14). Following the sale of the fixed rate swap in March 2023, the Company’s interest rate was based upon U.S. dollar SOFR plus a fixed margin of 4.5%. The Company

RIBBON COMMUNICATIONS INC.

Notes to Consolidated Financial Statements (Continued)

was in compliance with all covenants of the 2020 Credit Facility at December 31, 2023, including the Consolidated Net Leverage Ratio calculation that considered the Company’s debt to include Preferred Stock.

The Company had the following outstanding borrowings, unamortized debt issuance costs and original issue discount, letters of credit, interest rates, and remaining borrowing capacity under the 2024 Credit Facility and the 2020 Credit Facility as of December 31, 2025 and 2024, respectively:

	December 31,	December 31,
	2025	2024
Current portion of Term Debt	$8,750	$6,125

Long-term Debt, net of Current:
Long-term Debt, net of Current (Face Amount)	$333,375	$342,125
Original Issue Discount	(4,861)	(6,261)
Unamortized Debt Issuance Costs - Contra-Liability	(3,989)	(5,138)
Long-term Debt, net of Current	$324,525	$330,726

Total Face Amount of Borrowings	$342,125	$348,250

Unamortized Original Issue Discount and Debt Issuance Costs:
Other Assets	$881	$1,134
Long-Term Debt - Contra Liability	8,850	11,399
Total Unamortized Original Issue Discount and Debt Issuance Costs	$9,731	$12,533

Remaining Borrowing Capacity	$35,000	$35,000

Average Interest Rates:
Term Loan	10.3%	10.6%

The Company’s debt maturities as of December 31, 2025 were as follows:

Years ending December 31,
2026	$8,750
2027	13,125
2028	17,500
2029	302,750
$342,125

Letters of Credit and Other Guarantees

The Company uses letters of credit, bank guarantees, and surety bonds in the course of its business. At December 31, 2025 and 2024, the Company had $11.1 million and $10.9 million, respectively, of letters of credit, bank guarantees, and surety bonds outstanding (collectively, "Guarantees") under various uncommitted facilities and no letters of credit outstanding under the 2024 Credit Facility. At December 31, 2025 and 2024, the Company had cash collateral of $1.7 million and $2.7 million, respectively, supporting the Guarantees, which are reported in Restricted cash in the Company’s consolidated balance sheets.

(14) DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

The Company is exposed to financial market risk related to foreign currency fluctuations and changes in interest rates. These exposures are actively monitored by management. To manage the volatility related to the exposure to changes in interest rates, the Company may enter into derivative financial instruments. Management’s objective has been

RIBBON COMMUNICATIONS INC.

Notes to Consolidated Financial Statements (Continued)

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

Cash Flow Hedge of Interest Rate Risk

As of December 31, 2023, the 2020 Term Loan Facility had an outstanding balance of $235.4 million and the Revolving Credit Facility was undrawn. Borrowings under the 2020 Credit Facility had variable interest rates based on SOFR (see Note 13). As a result of exposure to interest rate movements, during March 2020, the Company entered into an interest rate swap arrangement, which effectively converted its $400 million term loan with its variable interest rate based upon one-month LIBOR to an aggregate fixed rate of 0.904%, plus a leverage-based margin as defined in the 2020 Credit Facility.

On July 22, 2022, the Company sold $30 million of the notional amount of its interest rate swap back to its counterparty for $1.5 million, reducing the notional amount of this swap to $370 million. On August 16, 2022, the Company sold another $30 million of the notional amount of its interest rate swap back to its counterparty for $1.6 million, reducing the notional amount to $340 million, which approximated the current level of our term loan debt then outstanding. The gain in accumulated other comprehensive income (loss) related to the $60 million notional amount sold of $3.1 million was being released into earnings on a straight line basis over the remaining term of the 2020 Credit Facility as a decrease to interest expense until it was refinanced on June 21, 2024, the amortization of which totaled $0.4 million and $0.9 million for the years ended December 31, 2024 and 2023, respectively. The remaining unamortized gain in accumulated other comprehensive income (loss) of approximately $0.5 million was written off to interest expense in conjunction with the refinancing of the 2020 Credit Facility on June 21, 2024. See Note 13 for a description of the refinancing.

On March 24, 2023, the Company received $9.4 million, consisting of $0.4 million of interest and $9.0 million for the sale of $170 million of its $340 million notional amount interest rate swap back to its counterparty, reducing the notional amount to $170 million. On March 27, 2023, the Company received $9.8 million, consisting of $0.4 million of interest and $9.4 million for the sale of the remaining $170 million of its interest rate swap back to its counterparty. The portion of the gain in accumulated other comprehensive income (loss) related to the term loan debt prepaid on the date of the final sale of our swap totaled $7.3 million and was released into earnings immediately as Other expense, net. The portion of the gain in accumulated other comprehensive income (loss) related to our remaining term loan debt balance was $12.0 million and was being released into earnings on a straight line basis over the remaining term of the 2020 Credit Facility as a decrease to interest expense until it was refinanced on June 21, 2024, the amortization of which totaled $3.0 million and $4.7 million for the years ended December 31, 2024 and 2023, respectively. The remaining unamortized gain in accumulated other comprehensive income (loss) of $4.4 million was written off to interest expense in conjunction with the refinancing of the 2020 Credit Facility on June 21, 2024. See Note 13 for a description of the refinancing.

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

Amounts reported in Accumulated other comprehensive income related to the Company’s derivative were reclassified to interest expense as interest was accrued on the Company’s variable-rate debt. The impact of the Company’s derivative financial instrument on its consolidated statements of comprehensive income (loss) for the years ended December 31, 2025, 2024 and 2023 was as follows, net of tax (in thousands):

	Year ended December 31,
	2025	2024	2023
Amount recognized in other comprehensive income (loss) on swap, net of tax	$—	$—	$(2,715)
Amount reclassified from accumulated other comprehensive income to other expense, net upon sale of swap, net of tax	—	—	(5,099)
Amount reclassified from accumulated other comprehensive income to interest expense	—	(6,019)	(7,300)
Unrealized loss on interest rate swap, net of reclassifications and amortization	$—	$(6,019)	$(15,114)

The Company had no derivative assets or liabilities at December 31, 2025 or 2024.

(15) PREFERRED STOCK AND WARRANTS

On March 28, 2023, the Company issued 55,000 shares of Preferred Stock to investors in the Private Placement at a price of $970 per share, along with 4,858,090 Warrants with an exercise price of $3.77 per share.

On June 25, 2024, the Company redeemed the Preferred Stock with a portion of the proceeds from the refinancing of the 2020 Credit Facility at a rate of 103% for a total of approximately $63.5 million. The Warrants remain outstanding and without modification. See Note 13 for a description of the refinancing of the 2020 Credit Facility.

The Company accounted for the Preferred Stock until it was redeemed and continues to account for the Warrants as liability-classified instruments based on an assessment of their specific terms in accordance with ASC Topic 480, Distinguishing Liabilities from Equity. The fair value option was elected for the Preferred Stock, as the Company considered fair value to best reflect its expected future economic value. The Warrants are remeasured to fair value at each reporting date using the same valuation methodology applied upon issuance using current input assumptions.

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

RIBBON COMMUNICATIONS INC.

Notes to Consolidated Financial Statements (Continued)

The Company determined the fair value of the Warrants using Level 3 input. The key assumptions input into the models utilized were as follows as of December 31, 2025 and 2024:

	December 31,	December 31,
	2025	2024
Stock price	$2.88	$4.16
Strike price	$3.77	$3.77
Risk-free rate	3.48%	4.21%
Volatility	50.7%	57.5%
Dividend yield	0.0%	0.0%
Time to expiration (years)	1.2	2.2
Fair value of Warrant per share	$0.41	$1.66

The change in the Company’s Preferred Stock for the year ended December 31, 2024 and 2023 was as follows (in thousands):

	Year ended December 31,
	2024	2023
Balance at beginning of year	$53,337	$—
Issued	—	47,854
Payable in-kind dividends	2,743	3,935
Fair value adjustments	5,605	1,548
Call premium (3%)	1,851	—
Redemption (June 25, 2024)	(63,536)	—
Balance at end of year	$—	$53,337

The changes in the Company’s Warrant liabilities for the years ended December 31, 2025 and 2024 were as follows (in thousands):

	Year ended December 31,
	2025	2024
Balance at beginning of year	$8,064	$5,295
Exercise of warrants	(150)	—
Fair value change	(5,995)	2,769
Balance at end of period	$1,919	$8,064

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

RIBBON COMMUNICATIONS INC.

Notes to Consolidated Financial Statements (Continued)

During the year ended December 31, 2025, 176,658 of the Warrants were exercised in cashless exercises, resulting in the issuance of 32,573 of the Company’s common stock at a weighted average fair value of $4.62 per share. There were 4,681,432 remaining Warrants outstanding as of December 31, 2025.

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

RIBBON COMMUNICATIONS INC.

Notes to Consolidated Financial Statements (Continued)

Disaggregation of Revenue

The Company disaggregates its revenue from contracts with customers based on the nature of the products and services and the geographic regions in which each customer is domiciled. The Company’s total revenue for the years ended December 31, 2025, 2024 and 2023 was disaggregated geographically as follows:

			Service
		Service	revenue
	Product	revenue	(professional
Year ended December 31, 2025	revenue	(maintenance)	services)	Total revenue
United States	$179,660	$136,452	$86,845	$402,957
Europe, Middle East and Africa	111,235	69,594	33,322	214,151
Asia Pacific	129,298	38,474	13,213	180,985
Other	14,394	26,031	6,038	46,463
	$434,587	$270,551	$139,418	$844,556

			Service
		Service	revenue
	Product	revenue	(professional
Year ended December 31, 2024	revenue	(maintenance)	services)	Total revenue
United States	$201,340	$133,182	$61,462	$395,984
Europe, Middle East and Africa	129,824	71,856	32,999	234,679
Asia Pacific	100,766	39,863	10,941	151,570
Other	15,299	29,681	6,668	51,648
	$447,229	$274,582	$112,070	$833,881

			Service
		Service	revenue
	Product	revenue	(professional
Year ended December 31, 2023	revenue	(maintenance)	services)	Total revenue
United States	$161,945	$133,737	$48,733	$344,415
Europe, Middle East and Africa	151,938	75,478	34,485	261,901
Asia Pacific	115,923	39,891	11,269	167,083
Other	15,344	30,546	7,050	52,940
	$445,150	$279,652	$101,537	$826,339

The Company’s product revenue from its direct sales program and from indirect sales through its channel partner program for the years ended December 31, 2025, 2024 and 2023 was as follows (in thousands):

	Year ended December 31,
	2025	2024	2023
Indirect sales through channel partner program	$134,154	$170,426	$157,495
Direct sales	300,433	276,803	287,655
	$434,587	$447,229	$445,150

RIBBON COMMUNICATIONS INC.

Notes to Consolidated Financial Statements (Continued)

The Company’s product revenue from sales to enterprise customers and from sales to service provider customers for the years ended December 31, 2025, 2024 and 2023 was as follows (in thousands):

	Year ended December 31,
	2025	2024	2023
Sales to enterprise customers	$148,758	$176,064	$143,853
Sales to service provider customers	285,829	271,165	301,297
	$434,587	$447,229	$445,150

The Company’s product revenue and service revenue components by segment for the years ended December 31, 2025, 2024 and 2023 was as follows (in thousands):

	Year ended December 31,
	2025	2024	2023
Product revenue:
Cloud and Edge	198,163	211,001	184,730
IP Optical Networks	236,424	236,228	260,420
Total product revenue	434,587	447,229	445,150

Service revenue:
Maintenance:
Cloud and Edge	206,604	212,988	219,939
IP Optical Networks	63,947	61,594	59,713
Total maintenance revenue	270,551	274,582	279,652
Professional services:
Cloud and Edge	106,663	81,168	72,979
IP Optical Networks	32,755	30,902	28,558
Total professional services revenue	139,418	112,070	101,537
Total service revenue	409,969	386,652	381,189

Revenue Contract Balances

The timing of revenue recognition, billings and cash collections results in billed accounts receivable, unbilled receivables, which are contract assets, and customer advances and deposits, which are contract liabilities, in the Company’s consolidated balance sheets. Amounts are billed as work progresses in accordance with agreed-upon contractual terms, either at periodic intervals or upon achievement of contractual milestones. Billing may occur subsequent to revenue recognition, resulting in contract assets. The Company may receive advances or deposits from its customers before revenue is recognized, resulting in contract liabilities which are classified as deferred revenue. These assets and liabilities are reported in the Company’s consolidated balance sheets on a contract-by-contract basis as of the end of each reporting period. Changes in the contract asset and liability balances during the years ended December 31, 2025 and 2024 were not materially impacted by any factors other than billing and revenue recognition. Nearly all of the Company’s deferred revenue balance is related to services revenue, primarily customer support contracts. Unbilled receivables stem primarily from engagements where services have been performed; however, billing cannot occur until services are completed.

In some arrangements, the Company allows customers to pay for term-based software licenses and products over the term of the software license. The Company also sells SaaS-based software under subscription arrangements, with payment terms over the term of the SaaS agreement. Amounts recognized as revenue in excess of amounts billed are recorded as unbilled receivables. Unbilled receivables that are anticipated to be invoiced in the next twelve months are included in Accounts receivable on the Company’s consolidated balance sheets. The changes in the Company’s accounts

RIBBON COMMUNICATIONS INC.

Notes to Consolidated Financial Statements (Continued)

receivable, unbilled receivables and deferred revenue balances for the years ended December 31, 2025 and 2024 were as follows (in thousands):

		Unbilled	Deferred	Deferred
	Accounts	accounts	revenue	revenue
	receivable	receivable	(current)	(long-term)
Balance at January 1, 2025	$176,575	$78,143	$119,295	$20,991
Increase (decrease), net	(15,568)	(7,265)	5,130	10,663
Balance at December 31, 2025	$161,007	$70,878	$124,425	$31,654

		Unbilled	Deferred	Deferred
	Accounts	accounts	revenue	revenue
	receivable	receivable	(current)	(long-term)
Balance at January 1, 2024	$186,938	$81,483	$113,381	$19,218
Increase (decrease), net	(10,363)	(3,340)	5,914	1,773
Balance at December 31, 2024	$176,575	$78,143	$119,295	$20,991

The Company recognized approximately $115 million of revenue in the year ended December 31, 2025 that was recorded as deferred revenue at December 31, 2024 and approximately $110 million of revenue in the year ended December 31, 2024 that was recorded as deferred revenue at December 31, 2023. Of the Company’s deferred revenue reported as long-term in its consolidated balance sheet at December 31, 2025, the Company expects that approximately $14 million will be recognized as revenue in 2027, approximately $8 million will be recognized as revenue in 2028 and approximately $10 million will be recognized as revenue in 2029 and beyond.

The Company applies the optional exemption of not disclosing the transaction price allocated to the remaining performance obligation for its contracts with an original duration of less than one year. In 2024, the Company entered into a contract with an existing customer that has revenue allocated to remaining performance obligations, which includes unearned revenue and amounts that will be invoiced and recognized as revenue in future periods of $171 million and $285 million as of December 31, 2025 and 2024, respectively. At this time, the Company expects to recognize the majority of the revenue related to this contract in the years 2026 through 2028.

All freight-related customer invoicing is recorded as revenue, while the shipping and handling costs that occur after control of the promised goods or services transfer to the customer are reported as fulfillment costs, a component of Cost of revenue - product in the Company’s consolidated statements of operations.

Deferred Commissions Cost

Sales commissions earned by the Company’s employees are considered incremental and recoverable costs of obtaining a contract with a customer. These costs on our consolidated balance sheet have been deferred and are being amortized over the expected life of the customer contract, which is generally five years. At December 31, 2025 and 2024, the Company had $2.1 million and $2.8 million, respectively, of deferred sales commissions capitalized.

(17) OPERATING SEGMENT INFORMATION

The Company has two operating and reportable segments, Cloud and Edge and IP Optical Networks, that align with the way the business is managed. The Company’s CODM, its President and Chief Executive Officer, makes key operating decisions and assesses performance based upon these reportable segments.

The Cloud and Edge segment provides secure and reliable software and hardware products, solutions and services for enabling Voice over Internet Protocol ("VoIP") communications, Voice over Long-Term Evolution ("VoLTE") and Voice Over 5G ("VoNR") communications, and Unified Communications and Collaboration ("UC&C") within service provider and enterprise networks and from the cloud. The Cloud and Edge products are increasingly software-centric and cloud-native for deployment on private, public or hybrid cloud infrastructures, in data centers, on enterprise premises

RIBBON COMMUNICATIONS INC.

Notes to Consolidated Financial Statements (Continued)

and within service provider networks. Ribbon's Cloud and Edge product portfolio consists primarily of its Session Border Controller (“SBC”) products and its Network Transformation products, along with related services such as large data analytics, fraud detection and prevention, and element management. The portfolio also includes the new Acumen AIOps and Automation platform.

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

The Company does not provide segment asset information as such information is not provided to the CODM and accordingly, asset information is not used in assessing segment performance. Segment revenue and expenses included in the tables below represent direct revenue and expense attributable to each segment. Please see Note 9 for information regarding the allocation of goodwill between segments.

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

RIBBON COMMUNICATIONS INC.

Notes to Consolidated Financial Statements (Continued)

The tables below present significant segment expenses regularly reviewed by the CODM for the years ended December 31, 2025, 2024 and 2023 (in thousands):

	Year ended December 31,
	2025	2024	2023
Segment revenue:
Cloud and Edge	$511,430	$505,157	$477,647
IP Optical Networks	333,126	328,724	348,692
Revenue	$844,556	$833,881	$826,339

	Year ended December 31,
	2025	2024	2023
Segment cost of revenue:
Cloud and Edge	$188,355	$175,940	$177,629
IP Optical Networks	235,495	218,429	240,627
Cost of revenue	$423,850	$394,369	$418,256

	Year ended December 31,
	2025	2024	2023
Segment adjusted gross profit:
Cloud and Edge	$326,717	$338,194	$314,594
IP Optical Networks	115,293	127,836	124,436
Total segment adjusted gross profit	442,010	466,030	439,030

Reconciliation of segment adjusted gross profit to gross profit and loss before income taxes
Stock-based compensation expense	(960)	(1,625)	(2,657)
Amortization of acquired technology	(20,344)	(24,893)	(28,290)
Gross profit	420,706	439,512	408,083

Research and development expense	178,872	179,941	190,660
Sales and marketing expense	133,075	137,830	137,460
General and administrative expense	64,239	68,740	54,962
Amortization of acquired intangible assets	23,849	25,969	28,601
Acquisition-, disposal- and integration-related expense	4,337	—	4,476
Restructuring and related expense	19,658	10,160	16,209
Interest expense, net	44,011	33,821	27,320
Other (income) expense, net	(2,226)	29,119	3,768
Loss before income taxes	$(45,109)	$(46,068)	$(55,373)

	Year ended December 31,
	2025	2024	2023
Segment depreciation expense:
Cloud and Edge	$9,554	$9,337	$9,798
IP Optical Networks	7,174	4,202	4,307
Depreciation expense	$16,728	$13,539	$14,105

RIBBON COMMUNICATIONS INC.

Notes to Consolidated Financial Statements (Continued)

(18) MAJOR CUSTOMERS

The following customers contributed 10% or more of the Company’s revenue in at least one of the years ended December 31, 2025, 2024 and 2023:

	Year ended December 31,
	2025	2024	2023
Verizon Communications Inc.	17%	14%	11%

At December 31, 2025 and 2024, no customer accounted for 10% or more of the Company’s accounts receivable balance. The Company performs ongoing credit evaluations of its customers and generally does not require collateral on accounts receivable. The Company maintains an allowance for doubtful accounts and such losses have historically been within management’s expectations.

(19) STOCK-BASED COMPENSATION PLANS

The Company grants stock-based compensation to employees, officers and non-employee directors, as well as consultants and advisors of the Company and its subsidiaries. On February 19, 2025 (the “Effective Date”), our Board adopted the Ribbon Communications Inc. 2025 Incentive Award Plan (the “2025 Incentive Award Plan”), which replaced the Amended and Restated 2019 Incentive Award Plan. The 2025 Incentive Award Plan provides for the award of stock options, stock appreciation rights, restricted stock awards (“RSAs”), performance-based stock awards, restricted stock units (“RSUs”), performance-based stock units (“PSUs”) and other stock- or cash-based awards. The Company may also grant certain one-time stand-alone inducement awards outside of the 2025 Incentive Award Plan.

Executive Equity Arrangements

Performance-Based Stock Grants

In addition to granting RSAs and RSUs to its executives and certain of its employees, the Company also grants PSUs to certain of its executives and certain other employees. Vesting periods for RSAs, RSUs, and PSUs granted range from one to three years. PSUs granted consist of 60% that have both performance and service conditions (the “Performance PSUs”) and 40% that have both market and service conditions (the “Market PSUs”). Each Performance PSU is comprised of three consecutive fiscal year performance periods beginning in the year of grant, with one-third of the Performance PSUs attributable to each fiscal year performance period. The Market PSUs have one three-year performance period, beginning January 1 in the year of grant and ending on December 31, three years thereafter. The number of shares of common stock underlying the PSUs that can be earned will not exceed 150% of the Performance or 200% Market PSUs. Shares subject to PSUs that fail to be earned will be forfeited.

Restricted Stock Units

The activity related to the Company’s RSUs for the year ended December 31, 2025 was as follows:

		Weighted
		Average
		Grant Date
	Shares	Fair Value
Unvested balance at January 1, 2025	3,997,108	$3.04
Granted	9,489,433	$3.13
Vested	(3,334,571)	$3.08
Forfeited	(223,714)	$2.80
Unvested balance at December 31, 2025	9,928,256	$3.12

RIBBON COMMUNICATIONS INC.

Notes to Consolidated Financial Statements (Continued)

The total grant date fair value of restricted stock underlying RSUs that vested was $10.3 million, $15.5 million and $19.3 million, in the years ended December 31, 2025, 2024 and 2023, respectively.

Performance-Based Stock Units

The activity related to the Company’s PSUs for the year ended December 31, 2025 was as follows:

		Weighted
		Average
		Grant Date
	Shares	Fair Value
Unvested balance at January 1, 2025	3,605,892	$3.75
Granted	2,334,302	$4.04
Vested	(423,677)	$3.52
Forfeited	(461,794)	$3.53
Unvested balance at December 31, 2025	5,054,723	$3.93

The total grant date fair value of restricted stock underlying PSUs that vested was $1.5 million, $0.9 million and $2.6 million, in the years ended December 31, 2025, 2024 and 2023, respectively.

Stock-Based Compensation

The consolidated statements of operations included stock-based compensation for the years ended December 31, 2025, 2024 and 2023 as follows (in thousands):

	Year ended December 31,
	2025	2024	2023
Product cost of revenue	$159	$300	$510
Service cost of revenue	801	1,325	2,147
Research and development	2,014	3,166	4,933
Sales and marketing	4,647	4,397	7,111
General and administrative	11,785	6,898	7,105
	$19,406	$16,086	$21,806

At December 31, 2025, there was $30.2 million, net of expected forfeitures, of unrecognized stock-based compensation expense related to unvested RSUs and PSUs. This expense is expected to be recognized over a weighted average period of approximately 1.6 years. The Company issues authorized and unissued shares under its equity plans and at December 31, 2025, there were approximately 5.5 million total shares of common stock reserved for that purpose with no shares authorized only for issuance of shares upon exercise of stock options.

(20) COMMON STOCK REPURCHASES

In the second quarter of 2025, the Company's Board of Directors approved a program to repurchase up to $50 million of the Company’s common stock (the “2025 Repurchase Program” or the “Repurchase Program”). Commencing on June 5,2025 and continuing through December 31, 2027, the Repurchase Program is being funded with cash on hand or cash generated from operations. During the year ended December 31, 2025, the Company used $9.0 million, including transaction fees, to repurchase and retire 2.5 million shares of its common stock, under the Repurchase Program, with $41.0 million remaining for future repurchases as of December 31, 2025.

(21) LEASES

The Company has operating leases for corporate offices and research and development facilities and has historically had finance leases for certain equipment. Operating leases are reported separately in the Company’s consolidated

RIBBON COMMUNICATIONS INC.

Notes to Consolidated Financial Statements (Continued)

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

Right-of-use assets and lease liabilities are initially measured based on the present value of the future minimum fixed lease payments (i.e., fixed payments in the lease contract) over the lease term at the commencement date. As the Company’s existing leases do not have a readily determinable implicit rate, the Company uses its incremental borrowing rate based on the information available at the commencement date in determining the present value of future minimum fixed lease payments. The Company calculates its incremental borrowing rate to reflect the interest rate that it would have to pay to borrow on a collateralized basis an amount equal to the lease payments in a similar economic environment over a similar term and considers its historical borrowing activities and market data from entities with comparable credit ratings in this determination. The measurement of the right-of-use asset also includes any lease payments made prior to the commencement date (excluding any lease incentives) and initial direct costs incurred. The Company assessed its right-of-use assets for impairment as of December 31, 2025 and 2024 and determined no impairment has occurred.

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

Certain leased facilities are being partially or fully vacated as part of the 2022 Restructuring Plan and for some of those facilities, the Company has no plans to enter into sublease agreements. Accordingly, the Company accelerated the amortization of those lease assets through the planned cease-use date of each facility, resulting in additional amortization expense of $1.0 million in the year ended December 31, 2023. No additional amortization was recorded in the years ended December 31, 2025 and 2024. No variable lease costs were accrued in the years ended December 31, 2025 and 2024 for future estimated variable expenses related to assets partially or fully vacated with no intent or ability to sublease.

All incremental accelerated amortization and accrual for all estimated future variable lease costs are included in Restructuring and related expense in the Company’s consolidated statements of operations for the years ended December 31, 2025, 2024 and 2023. At December 31, 2025 and 2024, the Company had accruals of $0.8 million and $1.1 million, respectively, for all future anticipated variable lease costs related to these facilities. The Company may incur additional future expense if it is unable to sublease other locations included in the Facilities Initiative.

The Company leases its corporate offices and other facilities under operating leases, which expire at various times through 2036.

RIBBON COMMUNICATIONS INC.

Notes to Consolidated Financial Statements (Continued)

The Company’s right-of-use lease assets and lease liabilities at December 31, 2025 and 2024 were as follows (in thousands):

		December 31,
	Classification	2025	2024
Assets:
Operating lease assets	Operating lease right-of-use assets	$46,240	$34,544

Liabilities:
Current Operating	Operating lease liabilities	$11,699	$9,443
Non-Current Operating	Operating lease liabilities, net of current	60,159	37,376
Total Operating lease liabilities		$71,858	$46,819

The components of lease expense for the years ended December 31, 2025, 2024 and 2023 were as follows (in thousands):

	Year ended December 31,
	2025	2024	2023
Operating lease cost*	$14,300	$16,637	$18,767
Short-term lease cost	14,105	13,616	13,978
Variable lease costs (costs excluded from minimum fixed lease payments)**	4,573	3,308	3,364
Sublease income	(293)	(788)	(1,376)
Net lease cost	$32,685	$32,773	$34,733
*

No accelerated amortization was recorded in the years ended December 31, 2025 and 2024. Operating lease costs for the year ended December 31, 2023 include $1.0 million, of accelerated amortization for certain assets partially or fully vacated with no intent or ability to sublease.

**	No variable costs were accrued in the years ended December 31, 2025, 2024 and 2023.

Cash flow information related to the Company’s leases for the years ended December 31, 2025, 2024 and 2023 was as follows (in thousands):

	Year ended December 31,
	2025	2024	2023
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$16,482	$18,619	$19,021

The Company’s non-cash investing and financing activities in the years ended December 31, 2025 and 2024 related to the addition of operating leases resulted in right-of-use assets (“ROUs”) obtained in exchange for lease obligations of $20.6 million and $9.5 million, respectively, and operating lease liabilities recorded of $31.3 million and $9.5 million, respectively.

Other information related to the Company’s leases as of December 31, 2025 and 2024 was as follows (in thousands):

	December 31,
	2025	2024
Weighted average remaining lease term (years):
Operating leases	6.91	5.35
Weighted average discount rate:
Operating leases	9.50%	7.73%

RIBBON COMMUNICATIONS INC.

Notes to Consolidated Financial Statements (Continued)

Future minimum fixed lease payments under noncancelable leases at December 31, 2025 were as follows (in thousands):

Operating
leases
2026	$17,957
2027	16,730
2028	14,032
2029	11,624
2030	8,448
2031 and beyond	31,539
Total lease payments	100,330
Less: interest	(28,472)
Present value of lease liabilities	$71,858

(22) EMPLOYEE DEFINED CONTRIBUTION PLANS

The Company offers 401(k) savings plans to eligible employees. The Company matches 50% of each employee’s contributions to the 401(k) program up to 4% of the employee’s eligible earnings, for a maximum match of 2% of eligible earnings.

The Company recorded expense related to its employee defined contribution plans aggregating $3.2 million, $3.0 million and $3.0 million in the years ended December 31, 2025, 2024 and 2023, respectively.

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

RIBBON COMMUNICATIONS INC.

Notes to Consolidated Financial Statements (Continued)

A reconciliation of the changes in the benefit obligations and fair value of the assets of the defined benefit plans for the years ended December 31, 2025 and 2024, the funded status of the plans, and the amounts recognized in the consolidated balance sheets as of December 31, 2025 and 2024 were as follows (in thousands):

	Year ended December 31,
	2025	2024
Changes in projected benefit obligations:
Projected benefit obligation, beginning of year	$22,137	$20,769
Service cost	1,389	1,325
Interest cost	925	926
Net actuarial loss on obligation	1,862	343
Settlement	(1,197)	(945)
Benefits paid	(394)	(281)
Projected benefit obligation, end of year	$24,722	$22,137

Changes in plan assets:
Fair value of plan assets, beginning of year	$14,486	$13,609
Actual return on plan assets	2,874	1,367
Employer contributions	657	707
Participant contributions	36	29
Benefits paid	(1,444)	(1,226)
Fair value of plan assets, end of year	$16,609	$14,486

Funded status at end of year	$(8,113)	$(7,651)

Amounts recognized in accumulated other comprehensive income consist of:
Prior service (credit) cost	$(2,521)	$(2,841)
Net actuarial (gain) loss	(479)	(1,148)
	$(3,000)	$(3,989)

Amounts recognized in the consolidated balance sheets consist of:
Other assets (non-current pension asset)	$731	$1,567
Accrued expenses and other (current pension liability)	(606)	(848)
Other long-term liabilities (non-current pension liability)	(8,238)	(8,370)
Net amount recognized	$(8,113)	$(7,651)

The increase in the underfunded status of the Company’s defined benefit plans at December 31, 2025 compared to December 31, 2024 was primarily due to normal benefit accruals combined with significant lump sum payments in Israel of $1.2 million.

Plans with underfunded or non-funded accumulated benefit obligations at December 31, 2025 and 2024 were as follows (in thousands):

	December 31,
	2025	2024
Aggregate projected benefit obligation	$12,839	$11,997
Aggregate accumulated benefit obligation	$10,479	$9,586
Aggregate fair value of plan assets	$3,995	$2,779

RIBBON COMMUNICATIONS INC.

Notes to Consolidated Financial Statements (Continued)

Plans with overfunded accumulated benefit obligations at December 31, 2025 and 2024 were as follows (in thousands):

	December 31,
	2025	2024
Aggregate projected benefit obligation	$11,883	$10,140
Aggregate accumulated benefit obligation	$9,781	$8,160
Aggregate fair value of plan assets	$12,614	$11,707

Net periodic benefit costs for the years ended December 31, 2025, 2024 and 2023 were as follows (in thousands):

	Year ended December 31,
	2025	2024	2023
Service cost	$1,389	$1,325	$1,193
Interest cost	925	926	938
Expected return on plan assets	(590)	(592)	(607)
Settlement (credit) charge	(138)	(234)	(417)
Amortization of prior service cost	(320)	(320)	(320)
Amortization of net (gain) loss	(161)	(150)	(165)
Net periodic benefit costs	$1,105	$955	$622

Expected benefit payments for the next ten years are as follows (in thousands):

Years ending December 31,
2026	$1,632
2027	1,943
2028	2,678
2029	2,466
2030	2,078
2031 to 2035	13,017
$23,814

The changes in plan assets and benefit obligations recognized in other comprehensive income (loss) before tax for the years ended December 31, 2025, 2024 and 2023 were as follows (in thousands):

	Year ended December 31,
	2025	2024	2023
Net loss (gain)	$370	$(432)	$22
Amortization of net gain	161	150	165
Amortization of prior service credit	320	320	320
Settlement credit	138	234	417
Total recognized in other comprehensive income (loss)	$989	$272	$924

RIBBON COMMUNICATIONS INC.

Notes to Consolidated Financial Statements (Continued)

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

The principal weighted average assumptions used to determine the benefit obligation at December 31, 2025 and 2024 were as follows:

	December 31,
	2025	2024
Discount rate	4.09%	4.33%
Rate of compensation increase	3.98%	4.06%
Interest crediting rate	1.25%	1.25%

The principal weighted average assumptions used to determine net period benefit cost for the years ended December 31, 2025, 2024 and 2023 were as follows:

	Year ended December 31,
	2025	2024	2023
Discount rate	4.33%	4.65%	4.74%
Expected long-term return on plan assets	3.80%	4.19%	4.34%
Rate of compensation increase	4.19%	4.08%	4.02%
Interest crediting rate	1.25%	1.25%	1.25%

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

The Company’s plans in both the Netherlands and Switzerland are funded through insurance contracts, which have historically provided guaranteed interest credit. The fair value of these contracts is derived from the insurance companies’ assessment of the minimum value of the benefits provided by the insurance contracts. Due to the plan amendment in 2020 that changed the benefit structure of the Netherlands plan, the Company no longer has any obligation related to this plan beyond the payment of insurance premiums. Therefore, there is no projected benefit obligation and no plan assets in the Netherlands. The methodology used to value the Switzerland plan assets assumes that the value of the plan assets equals the guaranteed insured benefits. For consistency, the same discount rate used in the valuation of the benefit obligations is used to place a value on the plan assets. The assets are assumed to grow each year in line with the discount rate, and therefore, the expected return on the assets is set equal to the discount rate. The fair value of the plan assets in Switzerland was $3.2 million at December 31, 2025 and $2.8 million at December 31, 2024. The Company classifies the fair value of its plan assets as Level 2 in the fair value hierarchy as discussed in Note 5.

During the years ended December 31, 2025 and 2024, employees in Switzerland made contributions aggregating $36,000 and $29,000 each year, respectively. Employee contributions to this plan are based on a fixed 5% of the relevant pensionable earnings. The Company funds this plan by contributing at least the minimum amount required by applicable regulations and as recommended by an independent actuary.

RIBBON COMMUNICATIONS INC.

Notes to Consolidated Financial Statements (Continued)

During the years ended December 31, 2025, 2024 and 2023, the Company contributed $0.7 million, $0.7 million and $1.0 million, respectively, in total to its defined benefit plans. The Company expects to contribute $1.4 million in total to its defined benefit plans in 2026.

(24) INCOME TAXES

The components of loss from continuing operations before income taxes consisted of the following (in thousands):

	Year ended December 31,
	2025	2024	2023
Loss before income taxes:
United States	$88,257	$22,685	$(5,363)
Foreign	(133,366)	(68,753)	(50,010)
	$(45,109)	$(46,068)	$(55,373)

The (benefit) provision for income taxes from continuing operations consisted of the following (in thousands):

	Year ended December 31,
	2025	2024	2023
Income tax (benefit) provision:
Current:
Federal	$(7,702)	$21,619	$9,927
State	(1,489)	3,313	2,790
Foreign	10,049	122	7,312
Total current	858	25,054	20,029
Deferred:
Federal	(71,702)	(13,822)	(10,417)
State	(10,807)	(2,266)	(1,059)
Foreign	(3,094)	(799)	2,280
Total deferred	(85,603)	(16,887)	(9,196)
Total	$(84,745)	$8,167	$10,833

RIBBON COMMUNICATIONS INC.

Notes to Consolidated Financial Statements (Continued)

A reconciliation of the Company’s effective tax rate for continuing operations to the U.S. statutory federal rate for the year ended December 31, 2025 is as follows:

	Year ended December 31,
	2025
Loss before income taxes	$(45,109)
U.S. federal statutory tax rate	(9,473)	21.0%
United States
State and local income taxes	(11,983)	26.6
Federal
Effect of cross-border tax laws
Subpart F income	2,224	(4.9)
Income from branches	1,642	(3.6)
Withholding tax	788	(1.7)
Worthless stock deduction	(90,862)	201.4
Foreign tax credit	(1,301)	2.9
Tax credits
R&D tax credit	(826)	1.8
Changes in valuation allowances	3,449	(7.6)
Nontaxable or nondeductible items
Fair value adjustment	(1,259)	2.8
Other	596	(1.3)
Other adjustments	(19)	0.0
Foreign tax effects
India
Withholding tax	1,535	(3.4)
India audit settlement	1,160	(2.6)
Other	1,017	(2.3)
Ireland
Changes in valuation allowances	(1,207)	2.7
Capital loss carryforward	1,207	(2.7)
Other	(151)	0.3
Israel
Effect of rates different than statutory	(1,940)	4.3
Permanent adjustments - foreign exchange	1,306	(2.9)
Changes in valuation allowances	20,978	(46.5)
Withholding tax	(757)	1.7
Intercompany dividend	1,097	(2.4)
Nontaxable accruals	(490)	1.1
Other	(280)	0.6
Other foreign jurisdictions	1,604	(3.6)
Changes in unrecognized tax benefits	(2,800)	6.2
Income tax benefit	$(84,745)	187.9%

RIBBON COMMUNICATIONS INC.

Notes to Consolidated Financial Statements (Continued)

The state and local jurisdictions that make up the majority (greater than 50%) of the state and local income tax category in the above table, for the year ended December 31, 2025, are as follows, beginning with the largest effect in descending order: Pennsylvania, New York, New Jersey, Georgia, and California.

A reconciliation of the Company’s effective tax rate for continuing operations to the U.S. statutory federal rate for the years ended December 31, 2024 and 2023 is as follows:

	Year ended December 31,
	2024	2023
U.S. statutory income tax rate	21.0%	21.0%
State income taxes, net of federal benefit	(0.8)	(2.1)
Foreign income taxes	2.6	(9.9)
Stock-based compensation	(4.2)	(5.4)
Tax credits	2.2	7.7
Uncertain tax positions	15.2	2.0
Valuation allowance	(37.2)	(27.0)
Other permanent adjustments	(14.2)	(1.3)
Permanent foreign exchange adjustments	(3.9)	(2.3)
Other, net	1.5	(2.3)
Effective income tax rate	(17.8)%	(19.6)%

The amount of income taxes paid, net of refunds received, by the Company for the year ended December 31, 2025 is as follows (in thousands):

Year ended
December 31,
2025
Federal	$1,600
State	792
Foreign:
India	4,574
Russia	775
All other foreign	2,781
$10,522

RIBBON COMMUNICATIONS INC.

Notes to Consolidated Financial Statements (Continued)

The following is a summary of the significant components of deferred income tax assets and liabilities (in thousands):

	December 31,
	2025	2024
Assets:
Net operating loss carryforwards	$491,584	$399,412
Capital loss carryforwards	98,862	100,069
Tax credit carryforwards	27,410	25,405
Capitalized research and development expenses	62,480	71,587
Deferred revenue	2,350	7,687
Accrued expenses	13,299	12,106
Inventory	1,853	1,899
Stock-based compensation	1,844	1,299
Fixed assets	1,333	624
Lease liabilities	18,007	11,993
Interest Limitation Carryforward	11,283	—
Other temporary differences	4,066	1,551
	734,371	633,632
Valuation allowance	(512,621)	(493,855)
Total deferred tax assets	221,750	139,777
Liabilities:
Intangible assets	(30,384)	(37,488)
Operating lease right-of-use assets	(11,711)	(8,712)
Unremitted foreign income	(11,065)	(10,536)
Total deferred tax liabilities	(53,160)	(56,736)
Total net deferred tax assets	$168,590	$83,041

The deferred tax assets and liabilities based on tax jurisdictions are presented in the Company’s consolidated balance sheets as follows:

	December 31,
	2025	2024
Deferred income taxes - net noncurrent assets	$174,318	$88,982
Deferred income taxes - net noncurrent liabilities	(5,728)	(5,941)
	$168,590	$83,041

The One Big Beautiful Bill Act (the "Act") was signed into law on July 4, 2025. The Act reinstates bonus depreciation, allows for full expensing of R&D expenses, and increases the limitation of interest deductibility for 2025, amongst many other provisions. Since the Act became law during the third quarter of 2025, the Company accounted for the effects of the Act on our tax provision in the third quarter of 2025. The most significant impact of the Act for the Company is the ability to deduct the unamortized balance of capitalized R&D costs. The Company plans to accelerate this deduction over two years as permitted by the Act.

At December 31, 2025, the Company had U.S. federal net operating losses (“NOLs”) of $462.1 million, including $362.4 million of indefinite-lived federal NOLs. The Company also had U.S. state NOLs of $271.5 million. In addition, the Company had $1.6 billion of Israel NOLs. The U.S. federal NOL carryforwards that are not indefinite-lived expire between 2026 and 2038. The U.S. state NOLs begin to expire in 2026, and the Company also has indefinite-lived state NOLs. The Israel NOLs do not expire.

The Company also has available federal, state and foreign income tax credit carryforwards of $27.4 million. The federal foreign tax credit carryforwards expire between 2030 and 2032. The state tax credits, which are primarily

RIBBON COMMUNICATIONS INC.

Notes to Consolidated Financial Statements (Continued)

research and development credits, begin to expire in 2026, while others can be carried forward until exhausted. The foreign income tax credits expire in various periods.

The Company has provided for income taxes on the undistributed earnings of its non-U.S. subsidiaries as of December 31, 2025, excluding Ireland and Israel. These subsidiaries, excluding Ireland and Israel, are cost-plus or limited risk distributors that are not anticipated to need to use excess funds locally. Accordingly, the Company is required to recognize and record deferred taxes in 2025. The deferred taxes, which are primarily future withholding taxes, are recorded on the entire outside basis differences related to the foreign subsidiaries, the largest of these differences being undistributed earnings. Undistributed profits of Ireland and Israel, as well as other outside basis differences in foreign subsidiaries, were indefinitely reinvested in foreign operations. Quantification of the deferred tax liability, if any, associated with indefinitely reinvested earnings and outside basis differences was not practicable.

Under the provisions of the Internal Revenue Code, the net operating losses and tax credit carryforwards are subject to review and possible adjustment by the Internal Revenue Service. As a result of the Sonus and GENBAND merger in 2017, the Company has $92.8 million of U.S. federal net operating loss carryforwards remaining as of December 31, 2025 with an annual section 382 limitation of $9.7 million. The Company believes these NOLs are fully realizable. As a result of the ECI Acquisition in 2020, the Company has $9.6 million of U.S. federal NOLs remaining as of December 31, 2025 with an annual section 382 limitation of $1.1 million. The Company does not believe all of these NOLs are realizable and, therefore, have recorded a partial valuation allowance against these NOLs.

The Company performed an analysis to determine if, based on all available evidence, it considered it more likely than not that some portion or all of the recorded deferred tax assets will not be realized in a future period. Accordingly, the Company has recorded a valuation allowance against its U.S. deferred tax assets of $21.5 million at December 31, 2025 and $18.6 million at December 31, 2024. The increase to the U.S. valuation allowance is a result of the current year taxable loss, which does not allow the Company to utilize NOLs that are section 382 limited and therefore will expire unutilized in a future period. The Company also maintains a valuation allowance against certain of its foreign deferred tax assets, predominantly Israel, amounting to approximately $491 million at December 31, 2025 and approximately $475 million at December 31, 2024, respectively. The deferred tax assets recognized with no valuation allowance at December 31, 2025 and 2024 primarily relate to other foreign subsidiaries where recoverability is concluded to be more likely than not based on the Company’s cost-plus compensation policy, as well as NOLs and tax credits in the U.S. that are expected to be utilized prior to expiration.

A reconciliation of the Company’s unrecognized tax benefits is as follows (in thousands):

	Year ended December 31,
	2025	2024	2023
Unrecognized tax benefits at January 1	$5,866	$10,932	$12,001
Increases related to current year tax positions	560	607	—
Increases related to prior period tax positions	—	53	52
Decreases related to the lapse of the applicable statute of limitations	—	(1,268)	(821)
Decreases related to prior period tax positions	(4,126)	(4,458)	(300)
Unrecognized tax benefits at December 31,	$2,300	$5,866	$10,932

The Company accounts for interest and penalties related to uncertain tax positions as part of its provision for income taxes. The Company had $2.9 million, $6.7 million and $14.0 million of unrecognized tax benefits, including penalties and interest, at December 31, 2025, 2024 and 2023, respectively. Of these amounts, $2.4 million, $3.6 million and $10.5 million represent the amount of unrecognized tax benefits that, if recognized, would impact the effective income tax rate for the years ended December 31, 2025, 2024 and 2023, respectively. The Company recorded income tax expense (benefit) for potential penalties and interest of $(0.2) million, $(2.2) million and $0.2 million for the years ended December 31, 2025, 2024 and 2023, respectively. The Company had $0.7 million and $0.9 million accrued in Other long-term liabilities for penalties and interest at December 31, 2025 and 2024, respectively. The Company believes that it is reasonably possible that $0.9 million in tax positions related to its unrecognized tax benefits will be recognized within the next twelve months.

RIBBON COMMUNICATIONS INC.

Notes to Consolidated Financial Statements (Continued)

The Company and its subsidiaries file income tax returns in the U.S. federal jurisdiction as well as various state and foreign jurisdictions. Generally, the tax years 2022 through 2025 remain open to examination by the major taxing jurisdictions in which the Company operates. The Company’s federal and state NOLs generated prior to 2020 could be adjusted on examination even though the year in which the loss was generated is otherwise closed by the statute of limitations.

As of December 31, 2025, the Company had ongoing income tax audits in certain foreign countries. Management believes that an adequate provision has been recorded for any adjustments that may result from tax examinations.

(25) RELATED PARTIES

The Company recognized revenue from its largest stockholder of $13.6 million, $11.3 million and $12.8 million in the years ended December 31, 2025, 2024 and 2023, respectively. The Company’s accounts receivable from its largest shareholder totaled $8.5 million and $5.5 million as of December 31, 2025 and 2024, respectively. Additionally, as discussed in Note 15, certain related party stockholders participated in the Private Placement.

(26) COMMITMENTS AND CONTINGENCIES

Contingencies

Liabilities for Royalty Payments to the IIA

Prior to the ECI Acquisition, ECI had received research and development grants from the IIA. The Company assumed ECI’s contract with the IIA, which requires the Company to pay royalties to the IIA on proceeds from the sale of products which the Israeli government has supported by way of research and development grants. The royalties for grants prior to 2017 were calculated at the rates of 1.3% to 5.0% of the aggregated proceeds from the sale of such products developed at certain of the Company’s R&D centers, up to an amount not exceeding 100% of such grants plus interest at LIBOR. Effective for grants approved in 2017 and effective through 2023, interest was calculated at the higher of LIBOR plus 1.5% to 2.75%. For grants approved in 2024 and thereafter, interest is calculated based on SOFR. At December 31, 2025, the Company had $1.4 million of unpaid royalties accrued. The Company’s maximum possible future royalties commitment at December 31, 2025 of $11.3 million, including interest of $0.8 million, was based upon estimates of future sales of products and services and the grants received from the IIA not yet repaid.

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

Charter Complaint. On September 19, 2022, Charter Communications Operating, LLC (“Charter”) filed two complaints against two of our subsidiaries (Sonus Networks, Inc. and Ribbon Communications Operating Company, Inc.) alleging breach of contract with respect to indemnification obligations purportedly owed to Charter in connection with Charter’s legal dispute with Sprint Communications Company L.P., which was settled by Charter in March 2022. One complaint was filed in the Supreme Court of the State of New York, in New York County; the second complaint was filed by Charter as well as co-plaintiffs Charter Communications Holding Company, LLC and Bright House Networks, LLC, in the Superior Court of the State of Delaware in and for New Castle County. In both complaints, Charter is seeking monetary damages. The Company filed its answer to the first complaint file in New York on December 7, 2022 and to the second complaint filed in Delaware on January 9, 2023. On May 14, 2025, the Delaware court granted our dispositive motion for summary judgement and denied Charter’s motion for partial summary

RIBBON COMMUNICATIONS INC.

Notes to Consolidated Financial Statements (Continued)

judgement. Charter appealed the Delaware court’s decision, but on December 18, 2025, the Delaware Supreme Court affirmed the lower court’s judgment. This ended the case in Delaware. No trial date has been set for the case in New York.

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

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our principal executive officers and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), as of the end of the period covered by this Annual Report on Form 10-K. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods required by the Securities and Exchange Commission and that such information is accumulated and communicated to our management, including our principal executive officers and principal financial officer as appropriate, to allow timely decisions regarding required disclosure. Based on this evaluation, our principal executive officers and principal financial officer concluded that our disclosure controls and procedures were effective as of December 31, 2025.

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

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2025. In making its assessment of internal control over financial reporting, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control—Integrated Framework (2013). Based on this assessment, management concluded that, as of December 31, 2025, our internal control over financial reporting was effective.

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

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting during the fiscal quarter ended December 31, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors of Ribbon Communications Inc.

Opinion on Internal Control over Financial Reporting

We have audited the internal control over financial reporting of Ribbon Communications Inc. and subsidiaries (the "Company") as of December 31, 2025, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended December 31, 2025, of the Company and our report dated February 26, 2026, expressed an unqualified opinion on those financial statements.

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

/s/ Deloitte & Touche LLP

Dallas, Texas
February 26, 2026

Item 9B. Other Information

During the three months ended December 31, 2025, none of the Company’s directors or officers (as defined in Rule 16a-1(f) of the Securities Exchange Act of 1934) adopted, terminated or modified a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408 of Regulation S-K of the Securities Act of 1933). During the three months ended December 31, 2025, the Company did not adopt, terminate or modify a Rule 10b5-1 trading arrangement.

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

The information required by this Item 10 is included in our definitive Proxy Statement with respect to our 2026 Annual Meeting of Stockholders to be filed with the SEC not later than 120 days after the end of the fiscal year ended December 31, 2025 and is incorporated herein by reference.

Item 11. Executive Compensation

The information required by this Item 11 is included in our definitive Proxy Statement with respect to our 2026 Annual Meeting of Stockholders to be filed with the SEC not later than 120 days after the end of the fiscal year ended December 31, 2025 and is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this Item 12 is included in our definitive Proxy Statement with respect to our 2026 Annual Meeting of Stockholders to be filed with the SEC not later than 120 days after the end of the fiscal year ended December 31, 2025 and is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information required by this Item 13 is included in our definitive Proxy Statement with respect to our 2026 Annual Meeting of Stockholders to be filed with the SEC not later than 120 days after the end of the fiscal year ended December 31, 2025 and is incorporated herein by reference.

Item 14. Principal Accounting Fees and Services

The information required by this Item 14 will be included in our definitive Proxy Statement with respect to our 2026 Annual Meeting of Stockholders to be filed with the SEC not later than 120 days after the end of the fiscal year ended December 31, 2025 and is incorporated herein by reference

PART IV

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

3.4

Third Certificate of Amendment to the Restated Certificate of Incorporation of the Registrant (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K, filed May 30, 2025 with the SEC)

3.5		Certificate of Designation of Series A Preferred Stock (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K, filed March 30, 2023 with the SEC).
3.6		Amended and Restated By-Laws of the Registrant (incorporated by reference to Exhibit 3.3 to the Registrant’s Annual Report on Form 10-K, filed March 8, 2018 with the SEC).
4.1		Description of Capital Stock (incorporated by reference to Exhibit 4.1 to the Registrant’s Annual Report on Form 10-K, filed February 27, 2025 with the SEC).
4.2		Form of Warrant (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K, filed March 30, 2023 with the SEC).
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

10.21	+

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

10.24	+

Amendment No. 1 to the Ribbon Communications, Inc. Amended and Restated 2019 Incentive Award Plan (incorporated by reference to Appendix A to the Registrant’s Definitive Proxy Statement on Schedule 14A filed on April 8, 2022 with the SEC).

10.25	+

Employment Agreement, dated May 26, 2020, between the Registrant and Patrick Macken (incorporated by reference to Exhibit 10.4 to the Registrant’s Quarterly Report on Form 10-Q, filed April 30, 2021 with the SEC).

10.26	+

Severance Agreement, dated May 26, 2020, between the Registrant and Patrick Macken (incorporated by reference to Exhibit 10.5 to the Registrant’s Quarterly Report on Form 10-Q, filed April 30, 2021 with the SEC).

10.27	+

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

10.29	+*	Employment Agreement between the Registrant and Steve McCaffery.
10.30	+*	Severance Agreement between the Registrant and Steve McCaffery.
10.31	+

Employment Agreement, dated November 2, 2022, between the Registrant and Dan Redington (incorporated by reference to Exhibit 10.31 to the Registrant’s Annual Report on Form 10-K, filed February 27, 2025 with the SEC).

10.32	+

Severance Agreement, dated November 2, 2022, between the Registrant and Dan Redington (incorporated by reference to Exhibit 10.32 to the Registrant’s Annual Report on Form 10-K, filed February 27, 2025 with the SEC).

10.33

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

10.35

Warrant Agreement, dated March 30, 2023, between the Company and American Stock Transfer & Trust Company, LLC (incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K, filed March 30, 2023 with the SEC).

10.36	+	Ribbon Communications Inc. 2025 Incentive Award Plan (incorporated by reference to Appendix C to the Registrant’s Definitive Proxy Statement filed April 14, 2025 with the SEC).

10.37	+*	Form of Restricted Stock Unit Award Agreement (Time-Based Vesting) under the 2025 Incentive Award Plan.
10.38	+*	Form of Restricted Stock Unit Award Agreement (Performance-Based Vesting) under the 2019 Incentive Award Plan.
10.39	+

Restricted Stock Unit Award Agreement with Stephen J. McCaffery dated October 31, 2025 (3-year Time-Based Vesting) (incorporated by reference to Exhibit 99.1 to Registrants Registration Statement on Form S-8, filed on December 10, 2025 with the SEC).

10.40	+

Restricted Stock Unit Award Agreement with Stephen J. McCaffery dated October 31, 2025 (4-year Time-Based Vesting) (incorporated by reference to Exhibit 99.2 to Registrants Registration Statement on Form S-8, filed on December 10, 2025 with the SEC).

10.41	+

Restricted Stock Unit Award Agreement with Stephen J. McCaffery dated October 31, 2025 (Performance-Based Vesting) (incorporated by reference to Exhibit 99.3 to Registrants Registration Statement on Form S-8, filed on December 10, 2025 with the SEC).

19.1		Ribbon Communications Inc. Insider Trading Policy (incorporated by reference to Exhibit 19.1 to the Registrant’s Annual Report on Form 10-K, filed February 27, 2025 with the SEC).
21.1	*	Subsidiaries of the Registrant.
23.1	*	Consent of Independent Registered Public Accounting Firm, Deloitte & Touche LLP
31.1	*	Certification of Ribbon Communications Inc. Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	*	Certification of Ribbon Communications Inc. Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	#	Certification of Ribbon Communications Inc. Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	#	Certification of Ribbon Communications Inc. Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
97		Ribbon Communications Inc. Clawback Policy (incorporated by reference to Exhibit 97 to the Registrant’s Annual Report on Form 10-K, filed February 28, 2024 with the SEC).
101.INS	*	Inline XBRL Instance Document
101.SC	*	Inline XBRL Taxonomy Extension Schema
101.C	*	Inline XBRL Taxonomy Extension Calculation Linkbase
101.DEF	*	Inline XBRL Taxonomy Extension Definition Linkbase
101.LAB	*	Inline XBRL Taxonomy Extension Label Linkbase
101.PRE	*	Inline XBRL Taxonomy Extension Presentation Linkbase
104	*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)
*	Filed herewith.
#	Furnished herewith.
+	Management contract or compensatory plan or arrangement filed in response to Item 15(a)(3) of the Instructions to the Annual Report on Form 10-K.
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

RIBBON COMMUNICATIONS INC.

	By:	/s/ Bruce McClelland
February 26, 2026		Bruce McClelland
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signatures	Title	Date
/s/ Bruce McClelland	President, Chief Executive Officer and Director (Principal Executive Officer)	February 26, 2026
Bruce McClelland
/s/ John Townsend	Executive Vice President and Chief Financial Officer (Principal Financial Officer)	February 26, 2026
John Townsend
/s/ Eric Marmurek	Senior Vice President and Deputy Chief Financial Officer (Principal Accounting Officer)	February 26, 2026
Eric Marmurek
/s/ Shaul Shani	Chairman	February 26, 2026
Shaul Shani
/s/ Stewart Ewing	Director	February 26, 2026
Stewart Ewing
/s/ Bruns H. Grayson	Director	February 26, 2026
Bruns H. Grayson
/s/ Beatriz V. Infante	Director	February 26, 2026
Beatriz V. Infante
/s/ Scott Mair	Director	February 26, 2026
Scott Mair
/s/ Rick W. Smith	Director	February 26, 2026
Rick W. Smith
/s/ Tanya Tamone	Director	February 26, 2026
Tanya Tamone