Form 10-Q
period 2026-03-31
Ribbon Communications Inc.
filed 2026-05-06
CIK 1708055

f

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2026

or

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

As of April 27, 2026, there were 176,139,067 shares of the registrant’s common stock, $0.0001 par value per share, outstanding.

RIBBON COMMUNICATIONS INC.

FORM 10-Q

QUARTERLY PERIOD ENDED MARCH 31, 2026

Cautionary Note Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q contains “forward-looking statements” within the meaning of the U.S. Private Securities Litigation Reform Act of 1995, which are subject to a number of risks and uncertainties. All statements other than statements of historical facts contained in this report, including statements regarding future expenses and restructuring activities and the anticipated benefits thereof, impacts from the wars in the Middle East and Ukraine, results of operations and financial position, future revenue growth of the Company, expected sales growth in segments or regions, capital structure, financial sanctions and trade restrictions, beliefs about our business strategy, availability of components for the manufacturing of our products, ongoing litigation, anticipated activity levels related to our voice modernization projects, plans and objectives of management for future operations and manufacturing are forward-looking statements. Without limiting the foregoing, the words “anticipates”, “believes”, “could”, “estimates”, “expects”, “intends”, “may”, “plans”, “seeks” and other similar language, whether in the negative or affirmative, are intended to identify forward-looking statements, although not all forward-looking statements contain these identifying words. Forward-looking statements are based on our current expectations and assumptions regarding our business, the economy and other future conditions. Because forward-looking statements relate to the future, they are subject to inherent uncertainties, risks and changes in circumstances that are unknown and/or difficult to predict and that may cause our actual results, performance or achievements to be materially different from those expressed or implied by the forward-looking statements. Such risks and uncertainties include, but are not limited to, unpredictable fluctuations in quarterly revenue and operating results; the impact of restructuring and cost-containment activities; increases in tariffs, trade restrictions or taxes on our products; supply chain disruptions resulting from component availability and/or geopolitical instabilities and disputes (including those related to the wars in the Middle East and Ukraine); other impacts from the wars in the Middle East and Ukraine and related economic volatility and uncertainty resulting therefrom; the impact of military call-ups of our employees in Israel; material litigation; the impact of fluctuations in interest rates; material cybersecurity and data intrusion incidents, including any security breaches resulting in the theft, transfer, or unauthorized disclosure of customer, employee, or company information; our ability to comply with applicable domestic and foreign information security and privacy laws, regulations and technology platform rules or other obligations related to data privacy and security; failure to compete successfully against telecommunications equipment and networking companies; failure to grow our customer base or generate recurring business from our existing customers; credit risks; the timing of customer purchasing decisions and our recognition of revenues; macroeconomic conditions, including inflation; our ability to adapt to rapid technological and market changes; our ability to generate positive returns on our research and development; our ability to protect our intellectual property rights and obtain necessary licenses; our ability to maintain partner, reseller, distribution and vendor support and supply relationships; the potential for defects in our products; risks related to the terms of our credit agreement; higher risks in international operations and markets; currency fluctuations; unanticipated adverse changes in legal, regulatory or tax laws; future accounting pronouncements or changes in our accounting policies; and/or failure or circumvention of our controls and procedures. We therefore caution you against relying on any of these forward-looking statements. Additional important factors that could cause actual results to differ materially from those in these forward-looking statements are also discussed in Part I, Item 2, "Management’s Discussion and Analysis of Financial Condition and Results of Operations" and Part I, Item 1A and Part II, Item 7A, "Risk Factors" and "Quantitative and Qualitative Disclosures About Market Risk," respectively, of our Annual Report on Form 10-K for the year ended December 31, 2025. Any forward-looking statement made by us in this report speaks only as of the date on which this report was first filed. We undertake no obligation to publicly update any forward-looking statement, whether as a result of new information, future developments or otherwise, except as required by law.

PART I FINANCIAL INFORMATION

Item 1. Financial Statements

RIBBON COMMUNICATIONS INC.

Condensed Consolidated Balance Sheets

(in thousands, except share and per share data)

(unaudited)

	March 31,	December 31,
	2026	2025
Assets
Current assets:
Cash and cash equivalents	$67,554	$96,405
Restricted cash	2,045	1,726
Accounts receivable, net	204,058	231,885
Inventory	81,463	78,806
Other current assets	53,379	45,663
Total current assets	408,499	454,485
Property and equipment, net	64,077	65,559
Intangible assets, net	134,233	143,344
Goodwill	300,892	300,892
Deferred income taxes	181,834	174,318
Operating lease right-of-use assets	44,010	46,240
Other assets	26,157	27,417
	$1,159,702	$1,212,255
Liabilities and Stockholders’ Equity
Current liabilities:
Current portion of term debt	$8,750	$8,750
Accounts payable	77,293	79,840
Accrued expenses and other	77,890	90,759
Operating lease liabilities	11,601	11,699
Warrant liability	682	—
Deferred revenue	122,619	124,425
Total current liabilities	298,835	315,473
Long-term debt, net of current	322,975	324,525
Warrant liability	—	1,919
Operating lease liabilities, net of current	57,042	60,159
Deferred revenue, net of current	32,423	31,654
Deferred income taxes	5,728	5,728
Other long-term liabilities	23,597	23,803
Total liabilities	740,600	763,261
Commitments and contingencies (Note 20)
Stockholders’ equity:
Common stock, $0.0001 par value per share; 390,000,000 shares authorized; 175,507,629 and 175,776,074 shares issued and outstanding at March 31, 2026, and December 31, 2025, respectively.	18	18
Additional paid-in capital	1,981,988	1,976,958
Accumulated deficit	(1,569,038)	(1,534,549)
Accumulated other comprehensive income	6,134	6,567
Total stockholders’ equity	419,102	448,994
	$1,159,702	$1,212,255

See notes to the unaudited condensed consolidated financial statements.

RIBBON COMMUNICATIONS INC.

Condensed Consolidated Statements of Operations

(in thousands, except per share data)

(unaudited)

	Three months ended
	March 31,	March 31,
	2026	2025
Revenue:
Product	$68,114	$81,991
Service	94,492	99,288
Total revenue	162,606	181,279
Cost of revenue:
Product	49,425	57,893
Service	38,928	35,628
Amortization of acquired technology	4,562	5,388
Total cost of revenue	92,915	98,909
Gross profit	69,691	82,370
Operating expenses:
Research and development	44,445	43,568
Sales and marketing	32,269	31,788
General and administrative	16,978	15,128
Amortization of acquired intangible assets	5,656	6,155
Restructuring and related	2,038	5,341
Total operating expenses	101,386	101,980
Loss from operations	(31,695)	(19,610)
Interest expense, net	(9,756)	(10,500)
Other income, net	514	3,129
Loss before income taxes	(40,937)	(26,981)
Income tax benefit	6,448	754
Net loss	$(34,489)	$(26,227)
Loss per share:
Basic	$(0.20)	$(0.15)
Diluted	$(0.20)	$(0.15)
Weighted average shares used to compute loss per share:
Basic	175,661	175,719
Diluted	175,661	175,719

See notes to the unaudited condensed consolidated financial statements.

RIBBON COMMUNICATIONS INC.

Condensed Consolidated Statements of Comprehensive Loss

(in thousands)

(unaudited)

	Three months ended
	March 31,	March 31,
	2026	2025
Net loss	$(34,489)	$(26,227)
Other comprehensive loss, net of tax:
Unrealized loss on cash flow hedges, net of reclassifications into earnings	(297)	—
Foreign currency translation adjustments	(136)	(90)
Other comprehensive loss, net of tax	(433)	(90)
Comprehensive loss, net of tax	$(34,922)	$(26,317)

See notes to the unaudited condensed consolidated financial statements.

RIBBON COMMUNICATIONS INC.

Condensed Consolidated Statements of Stockholders’ Equity

(in thousands, except shares)

(unaudited)

Three months ended March 31, 2026
					Accumulated
			Additional		other	Total
	Common stock		paid-in	Accumulated	comprehensive	stockholders'
	Shares	Amount	capital	deficit	(loss) income	equity
Balances, January 1, 2026	175,776,074	$18	$1,976,958	$(1,534,549)	$6,567	$448,994
Repurchase of common stock	(400,333)	—	(824)	—	—	(824)
Vesting of restricted stock awards and units	177,343	—	—	—	—	—
Shares of restricted stock returned to the Company under net share settlements to satisfy tax withholding obligations	(45,455)	—	(103)	—	—	(103)
Stock-based compensation expense	—	—	5,957	—	—	5,957
Other comprehensive loss	—	—	—	—	(433)	(433)
Net loss	—	—	—	(34,489)	—	(34,489)
Balances, March 31, 2026	175,507,629	$18	$1,981,988	$(1,569,038)	$6,134	$419,102

Three months ended March 31, 2025
					Accumulated
			Additional		other	Total
	Common stock		paid-in	Accumulated	comprehensive	stockholders'
	Shares	Amount	capital	deficit	(loss) income	equity
Balances, January 1, 2025	175,599,250	$18	$1,970,708	$(1,574,185)	$8,080	$404,621
Exercise of stock options	424	—	1	—	—	1
Exercise of warrants	32,573	—	150	—	—	150
Vesting of restricted stock awards and units	184,739	—	—	—	—	—
Vesting of performance-based stock units	377,751	—	—	—	—	—
Shares of restricted stock returned to the Company under net share settlements to satisfy tax withholding obligations	(226,862)	—	(938)	—	—	(938)
Stock-based compensation expense	—	—	4,298	—	—	4,298
Other comprehensive loss	—	—	—	—	(90)	(90)
Net loss	—	—	—	(26,227)	—	(26,227)
Balances, March 31, 2025	175,967,875	$18	$1,974,219	$(1,600,412)	$7,990	$381,815

See notes to the unaudited condensed consolidated financial statements.

RIBBON COMMUNICATIONS INC.

Condensed Consolidated Statements of Cash Flows

(in thousands)

(unaudited)

	Three months ended
	March 31,	March 31,
	2026	2025
Cash flows from operating activities:
Net loss	$(34,489)	$(26,227)
Adjustments to reconcile net loss to cash flows used in operating activities:
Depreciation and amortization of property and equipment	4,460	3,469
Amortization of intangible assets	10,218	11,543
Amortization of debt issuance costs and original issue discount	701	701
Stock-based compensation	5,957	4,298
Deferred income taxes	(7,628)	(4,628)
Change in fair value of warrant liability	(1,237)	(1,735)
Foreign currency exchange losses (gains)	1,173	(1,328)
Changes in operating assets and liabilities:
Accounts receivable	27,233	29,459
Inventory	(4,600)	(1,546)
Other operating assets	(2,801)	(5,578)
Accounts payable	(3,389)	(2,184)
Accrued expenses and other long-term liabilities	(16,558)	(9,631)
Deferred revenue	(1,036)	(148)
Net cash used in operating activities	(21,996)	(3,535)
Cash flows from investing activities:
Purchases of property and equipment	(3,072)	(12,149)
Net cash used in investing activities	(3,072)	(12,149)
Cash flows from financing activities:
Principal payments of term debt	(2,187)	(875)
Proceeds from the exercise of stock options	—	1
Payment of tax obligations related to vested stock awards and units	(103)	(938)
Repurchase of common stock	(824)	—
Net cash used in financing activities	(3,114)	(1,812)
Effect of exchange rate changes on cash and cash equivalents	(350)	831
Net decrease in cash and cash equivalents	(28,532)	(16,665)
Cash, cash equivalents and restricted cash, beginning of year	98,131	90,479
Cash, cash equivalents and restricted cash, end of period	$69,599	$73,814

See notes to the unaudited condensed consolidated financial statements.

RIBBON COMMUNICATIONS INC.

Condensed Consolidated Statements of Cash Flows (continued)

(in thousands)

(unaudited)

	Three months ended
	March 31,	March 31,
	2026	2025
Supplemental disclosure of cash flow information:
Interest paid	$8,549	$9,375
Income taxes paid	$2,124	$3,060
Income tax refunds received	$65	$138
Supplemental disclosure of non-cash investing activities:
Capital expenditures incurred, but not yet paid	$4,155	$5,377
Inventory transfers to property and equipment	$261	$412
Software licenses purchased, but not yet paid	$1,107	$—
Supplemental disclosure of non-cash financing activities:
Warrant liability released to additional paid-in-capital	$—	$150
Fair value of vested restricted and performance-based stock grants	$409	$2,381

See notes to the unaudited condensed consolidated financial statements.

RIBBON COMMUNICATIONS INC.

Notes to Condensed Consolidated Financial Statements

(unaudited)

(1) BASIS OF PRESENTATION

Business

Ribbon Communications Inc. ("Ribbon" or the "Company") is a leading global provider of communications technology to service providers and enterprises. The Company provides a broad range of software and high-performance hardware products, network solutions, and services that enable the secure delivery of data and voice communications, and high-bandwidth networking and connectivity for residential consumers and for small, medium, and large enterprises and industry verticals such as finance, education, government, utilities, and transportation. Ribbon’s mission is to create a recognized global technology leader that provides network solutions that are scalable, elastic and cloud-centric, enabling the secure exchange of information. The Company is at the intersection of the adoption of Artificial Intelligence (“AI”) by service providers and enterprises addressing the rapid growth in fiber connectivity and integration of voice capabilities into Agentic AI platforms. The Company is headquartered in Plano, Texas, and has a global presence with research and development, or sales and support locations in over 30 countries around the world.

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

Interim results are not necessarily indicative of results for a full year or any future interim period. The information included in this Quarterly Report on Form 10-Q should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2025 (the "Annual Report"), which was filed with the SEC on February 26, 2026.

Operating Segments

The Company’s chief operating decision maker (the "CODM") is its president and chief executive officer. The CODM assesses the Company’s performance based on the performance of two separate organizations within Ribbon: the Cloud and Edge segment ("Cloud and Edge") and the IP Optical Networks segment ("IP Optical Networks").

Significant Accounting Policies

The Company’s significant accounting policies are disclosed in Note 2 to the Consolidated Financial Statements included in the Annual Report. There were no material changes to the Company’s significant accounting policies during the three months ended March 31, 2026.

Principles of Consolidation

The condensed consolidated financial statements include the accounts of Ribbon and its wholly-owned subsidiaries. Intercompany transactions and balances have been eliminated in consolidation.

Use of Estimates and Judgments

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting periods. Significant estimates and judgments relied upon in preparing these condensed consolidated financial statements include

RIBBON COMMUNICATIONS INC.

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

revenue recognition for arrangements that contain multiple performance obligations, inventory valuations, assumptions used to determine the fair value of stock-based compensation and warrants, intangible asset and goodwill valuations, including impairments, warranty accruals, legal contingencies and recoverability of Ribbon’s net deferred tax assets and the related valuation allowances. Ribbon regularly assesses these estimates and records changes in estimates in the period in which they become known. Ribbon bases its estimates on historical experience and various other assumptions that it believes to be reasonable under the circumstances. Actual results could differ from those estimates.

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

Factoring of accounts receivable and associated fees for the three months ended March 31, 2026 and 2025 were as follows (in thousands):

	Three months ended
	March 31,	March 31,
	2026	2025
Accounts receivable sold	$34,168	$28,766
Less factoring fees	(571)	(473)
Net cash proceeds	$33,597	$28,293

Recent Accounting Pronouncements

In December 2025, the Financial Accounting Standards Board (the "FASB") issued ASU 2025-11, Interim Reporting (Topic 270): Narrow-Scope Improvements (“ASU 2025-11”), to improve the navigability of the required interim disclosures, to clarify when that guidance is applicable and to enhance disclosure requirements. The amendments add to Topic 270 a principle that requires entities to disclose events since the end of the last annual reporting period that have a material impact on the entity. ASU 2025-11 will be effective for the Company beginning with its 2028 interim and annual financial statements, with early adoption permitted. The Company believes this ASU will have no material impact on its consolidated financial statements.

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

In November 2025, the FASB issued ASU 2025-09, Derivatives and Hedging (Topic 815): Hedge Accounting Improvements (“ASU 2025-09”), to enhance hedge accounting guidance and better align it with entities’ risk management activities. The amendments expand eligibility for hedge accounting, simplify certain requirements, and address issues related to reference rate reform. Key changes include allowing cash flow hedge accounting for “choose-your-rate” debt instruments, introducing a principles-based “similar risk exposure” criterion for grouping forecasted transactions, permitting component hedging for nonfinancial forecasted transactions, and clarifying the

RIBBON COMMUNICATIONS INC.

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

treatment of certain derivative structures. ASU 2025-09 will be effective for the Company beginning with its 2027 interim and annual financial statements, with early adoption permitted. The Company is currently evaluating the impact of this accounting standard on its consolidated financial statements and related disclosures.

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

In July 2025, the FASB issued ASU 2025-05, Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses for Accounts Receivable and Contract Assets (“ASU 2025-05”), which provides a practical expedient related to the estimation of expected credit losses for current accounts receivable and current contract assets that arise from transactions accounted for under ASC 606. In developing reasonable and supportable forecasts as part of estimating expected credit losses, all entities may elect a practical expedient that assumes that current conditions as of the balance sheet date do not change for the remaining life of the asset. ASU 2025-05 will be effective for the Company beginning with its 2026 interim and annual financial statements, with early adoption permitted. The Company believes this ASU will have no material impact on its consolidated financial statements.

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

RIBBON COMMUNICATIONS INC.

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

The shares used to compute loss per share were as follows (in thousands):

	Three months ended
	March 31,	March 31,
	2026	2025
Weighted average shares outstanding—basic	175,661	175,719
Potential dilutive common shares	—	—
Weighted average shares outstanding—diluted	175,661	175,719

Options to purchase the Company’s common stock and unvested restricted and performance-based stock units aggregating 14.7 million and 6.8 million shares were excluded from the computation of diluted loss per share for the three months ended March 31, 2026 and 2025, respectively, because their effect would have been antidilutive.

In connection with a private placement completed in March 2023, the Company issued warrants that remain outstanding following the June 2024 redemption of the related preferred stock. No warrant exercises occurred during the three months ended March 31, 2026. In the three months ended March 31, 2025, holders exercised 0.2 million warrants, and the remaining warrants continue to be outstanding without modification (See Note 11).

The potential number of dilutive shares from the warrants outstanding totaled 4.7 million shares as of March 31, 2026 and 2025, respectively. There was no impact on weighted average shares outstanding from these warrants for the three months ended March 31, 2026 as the average market price of the Company’s common stock was below the exercise price of $3.77 per share and their effect would have been antidilutive. For the three months ended March 31, 2025, 0.5 million warrants would have been included in the calculation of diluted loss per share but had no impact due to the Company’s net loss position.

(3) INVENTORY

Inventory at March 31, 2026 and December 31, 2025 consisted of the following (in thousands):

	March 31,	December 31,
	2026	2025
On-hand assemblies and finished goods inventories	$97,796	$92,981
Deferred cost of goods sold	1,945	2,421
	99,741	95,402
Less noncurrent portion (included in Other assets)	(18,278)	(16,596)
Current portion	$81,463	$78,806

RIBBON COMMUNICATIONS INC.

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

(4) INTANGIBLE ASSETS AND GOODWILL

The Company’s intangible assets at March 31, 2026 and December 31, 2025 consisted of the following (in thousands):

	Weighted
	average
	amortization			Net
	period		Accumulated	carrying
March 31, 2026	(years)	Cost	amortization	value
Developed technology	7.84	$340,380	$285,357	$55,023
Customer relationships	11.86	268,140	190,118	78,022
Software licenses	3.00	6,855	5,667	1,188
Trade names	3.88	5,000	5,000	—
		$620,375	$486,142	$134,233

	Weighted
	average
	amortization			Net
	period		Accumulated	carrying
December 31, 2025	(years)	Cost	amortization	value
Developed technology	7.84	$340,380	$281,000	$59,380
Customer relationships	11.86	268,140	184,462	83,678
Software licenses	3.00	5,748	5,462	286
Trade names	3.88	5,000	5,000	—
		$619,268	$475,924	$143,344

Estimated future amortization expense for the Company’s intangible assets at March 31, 2026 was as follows (in thousands):

Years ending December 31,
Remainder of 2026	$29,292
2027	34,347
2028	23,769
2029	18,380
2030	7,723
2031	5,927
Thereafter	14,795
$134,233

There were no changes to the carrying value of the Company’s goodwill in the three months ended March 31, 2026. The components of goodwill at both March 31, 2026 and December 31, 2025 were as follows (in thousands):

	Cloud and	IP Optical
	Edge	Networks	Total
Goodwill	$392,302	$191,996	$584,298
Accumulated impairment losses	(167,406)	(116,000)	(283,406)
	$224,896	$75,996	$300,892

RIBBON COMMUNICATIONS INC.

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

(5) FAIR VALUE HIERARCHY

The carrying amounts of the Company’s cash equivalents, accounts receivable, accounts payable and borrowings under a revolving credit facility in the condensed consolidated balance sheets approximate fair value due to the immediate or short-term nature of these financial instruments. The carrying amount of the Company’s term debt at March 31, 2026 and December 31, 2025 also approximates fair value, based on prevailing market conditions. The Company’s warrant liability had a fair value of $0.7 million and $1.9 million as of March 31, 2026 and December 31, 2025, respectively.

Fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. As such, fair value is a market-based measurement that should be determined based on assumptions that market participants would use in pricing an asset or a liability. The three-tier fair value hierarchy is based on the level of independent, objective evidence surrounding the inputs used to measure fair value. A financial instrument’s categorization within the fair value hierarchy is based upon the lowest level of input that is significant to the fair value measurement. The fair value hierarchy is as follows:

●	Level 1 applies to assets or liabilities for which there are quoted prices in active markets for identical assets or liabilities. The Company had no assets or liabilities fair valued using Level 1 inputs at March 31, 2026 or December 31, 2025.
●	Level 2 applies to assets or liabilities for which there are inputs that are directly or indirectly observable in the marketplace, such as quoted prices for similar assets or liabilities in active markets or quoted prices for identical assets or liabilities in markets with insufficient volume or infrequent transactions (less active markets). At December 31, 2025, the Company determined the fair value of its defined benefit plans’ assets using Level 2 inputs. There were no significant changes to the Company’s defined benefit plans’ assets during the three months ended March 31, 2026 that required the calculation of their fair value as of March 31, 2026. Level 2 inputs were also used to determine the fair value of the Company’s derivative financial instruments at March 31, 2026.
●	Level 3 applies to assets or liabilities for which there are unobservable inputs to the valuation methodology that are significant to the measurement of the fair value of the assets or liabilities. Level 3 inputs were used to determine the fair value of the Company’s warrants at March 31, 2026 and December 31, 2025.

The Company had no transfers between Level 2 and Level 3 fair value measurements during the three months ended March 31, 2026 and 2025.

(6) ACCRUED EXPENSES AND OTHER

Accrued expenses at March 31, 2026 and December 31, 2025 consisted of the following (in thousands):

	March 31,	December 31,
	2026	2025
Employee compensation and related costs	$31,055	$37,857
Professional fees	14,603	14,400
Taxes payable	3,652	5,541
Other	28,580	32,961
	$77,890	$90,759

RIBBON COMMUNICATIONS INC.

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

(7) WARRANTY

The changes in the Company’s warranty accrual balance in the three months ended March 31, 2026 were as follows (in thousands):

Balance at January 1, 2026	$12,819
Current period provisions	1,355
Settlements	(1,351)
Balance at March 31, 2026	$12,823

At March 31, 2026, the Company’s accrual for product warranties was reflected in its condensed consolidated balance sheet as a current liability in Accrued expenses and other of $5.3 million, and as a long-term liability in Other long-term liabilities of $7.5 million.

(8) RESTRUCTURING AND FACILITIES CONSOLIDATION INITIATIVES

The Company recorded restructuring and related expense aggregating $2.0 million and $5.3 million in the three months ended March 31, 2026 and 2025, respectively. Restructuring and related expense includes restructuring expense (primarily severance and related costs), estimated future variable and other lease costs for vacated properties with no intent or ability to sublease, and accelerated rent amortization expense.

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

Accelerated amortization of lease assets is recognized from the date that the Company commences the plan to fully or partially vacate a facility, for which there is no intent or ability to enter into a sublease, through the final vacate date. Amounts of accelerated rent amortization that are included as a component of restructuring and related expense are excluded from the tables below, as the liability for lease payments for each respective facility is included as a component of Operating lease liabilities in the Company’s condensed consolidated balance sheets at March 31, 2026 and December 31, 2025 (see Note 17). The Company may incur additional future expense if it is unable to sublease other locations included in the facilities initiative.

The components of restructuring and related expense for the three months ended March 31, 2026 and 2025 were as follows (in thousands):

	Three months ended
	March 31,	March 31,
	2026	2025
Severance and related costs	$853	$2,276
Variable and other facilities-related costs	1,185	3,065
	$2,038	$5,341

RIBBON COMMUNICATIONS INC.

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

The following table presents the rollforward of accrued restructuring liabilities for the Company’s restructuring plans for the three months ended March 31, 2026 (in thousands):

	2022 and Prior	2025	2026
	Restructuring	Restructuring	Restructuring
	Plans	Plan	Plan	Total
Balances, January 1, 2026	$806	$622	$8,461	$9,889
Charged to expense	683	40	1,315	2,038
Payments	(747)	(238)	(6,507)	(7,492)
Balances, March 31, 2026	$742	$424	$3,269	$4,435

2026 Restructuring Plan

During the fourth quarter of 2025, the Company’s President and Chief Executive Officer (“CEO”) approved a strategic restructuring program (the "2026 Restructuring Plan") that consists of workforce reductions in certain of the Company’s operating locations to correspond with current sales levels in those areas. Any positions eliminated in countries outside the United States are subject to local law and consultation requirements. In connection with the 2026 Restructuring Plan, the Company recorded restructuring and related expense of $1.3 million in the three months ended March 31, 2026.

2025 Restructuring Plan

During the first quarter of 2025, the Company’s President and CEO approved a strategic restructuring program (as subsequently amended, the "2025 Restructuring Plan") that consists of workforce reductions in certain of the Company’s operating locations to correspond with current sales levels in those areas. The 2025 Restructuring Plan was amended in the third quarter of 2025 to reflect an increase in the scope of the proposed reductions. Any positions eliminated in countries outside the United States are subject to local law and consultation requirements. In connection with the 2025 Restructuring Plan, the Company recorded nominal restructuring and related expense in the three months ended March 31, 2026, and $2.4 million in the three months ended March 31, 2025, respectively.

2022 and Prior Restructuring Plans

Prior to December 31, 2022, the Company engaged in various restructuring activities that included consolidation of facilities and workforce reductions. Substantially all the ongoing costs incurred under such plans in the periods presented relate to variable and other facilities-related costs. In connection with these plans, the Company recorded restructuring and related expense of $0.7 million and $3.1 million in the three months ended March 31, 2026 and 2025, respectively.

Balance Sheet Classification

The current portions of accrued restructuring were $4.0 million and $9.4 million at March 31, 2026 and December 31, 2025, respectively, and are included as components of Accrued expenses and other in the condensed consolidated balance sheets. The long-term portions of accrued restructuring are included as components of Other long-term liabilities in the condensed consolidated balance sheets. The long-term portions of accrued restructuring were $0.4 million and $0.5 million at March 31, 2026 and December 31, 2025, respectively.

RIBBON COMMUNICATIONS INC.

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

(9) DEBT

As of March 31, 2026, the Company had $339.9 million outstanding under its current credit facility (the “2024 Credit Facility”), all of which relate to the term loan. Scheduled quarterly principal repayments continued during the period in accordance with the credit agreement. There were no amounts outstanding under the revolving credit facility, and the Company had $35.0 million of available borrowing capacity as of March 31, 2026.

The Company remained in compliance with all financial covenants under the 2024 Credit Facility as of March 31, 2026.

On May 5, 2026, the Company entered into the First Amendment and Limited Waiver to Credit Agreement (the “First Amendment”) with Ribbon Communications Operating Company, Inc., HPS Investment Partners, LLC, as administrative agent, and the consenting lenders. The First Amendment (1) waives compliance with the maximum consolidated net leverage ratio financial covenant as of and for the period ending June 30, 2026, (2) increases the Maximum Consolidated Net Leverage Ratio (as defined in the 2024 Credit Facility) to 4.50:1.00 as of and for the period ending September 30, 2026, and sets the ratio for all subsequent quarters to 4.00:1.00, and (3) modifies the applicable interest rate margins for any quarter in which the Consolidated Net Leverage Ratio exceeds 3.75:1.00 to 7.00%.

The Company had the following outstanding borrowings, unamortized debt issuance costs and original issue discount, letters of credit, interest rates, and remaining borrowing capacity under its current credit facility as of March 31, 2026 and December 31, 2025:

	March 31,	December 31,
	2026	2025
Current portion of Term Debt	$8,750	$8,750

Long-term Debt, net of Current:
Long-term Debt, net of Current (Face Amount)	$331,188	$333,375
Original Issue Discount	(4,511)	(4,861)
Unamortized Debt Issuance Costs - Contra-Liability	(3,702)	(3,989)
Long-term Debt, net of Current	$322,975	$324,525

Total Face Amount of Borrowings	$339,938	$342,125

Unamortized Original Issue Discount and Debt Issuance Costs:
Other Assets	$817	$881
Long-Term Debt - Contra Liability	8,213	8,850
Total Unamortized Original Issue Discount and Debt Issuance Costs	$9,030	$9,731

Available Borrowing Capacity	$35,000	$35,000

Average Interest Rates:
Term Loan	9.9%	10.3%

RIBBON COMMUNICATIONS INC.

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

The Company’s debt maturities as of March 31, 2026 were as follows:

Years ending December 31,
Remainder of 2026	$6,563
2027	13,125
2028	17,500
2029	302,750
$339,938

Letters of Credit and Other Guarantees

In the course of its business, the Company uses letters of credit, bank guarantees, and surety bonds (collectively, "Guarantees"). The Company had $11.2 million and $11.1 million of Guarantees under various uncommitted facilities as of March 31, 2026 and December 31, 2025, respectively. The Company had no letters of credit outstanding under its current credit facility as of March 31, 2026 or December 31, 2025. At March 31, 2026 and December 31, 2025, the Company had cash collateral of $2.0 million and $1.7 million supporting the Guarantees, respectively, which are reported as Restricted cash in the Company’s condensed consolidated balance sheets.

(10) DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

The Company is exposed to financial market risk, primarily arising from fluctuations in foreign currency exchange rates, and management actively monitors these exposures. As part of its overall risk management strategy, the Company may use derivative financial instruments to reduce volatility in earnings and cash flows resulting from changes in foreign exchange rates. Ribbon’s policies and practices limit the use of derivative instruments to risk management activities only, and the Company does not use derivatives for trading or speculative purposes.

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

Cash Flow Hedge of Foreign Exchange Rate Risk

The Company is exposed to foreign currency exchange rate risk related to forecasted operating expenses denominated in a foreign currency. To manage this exposure, the Company entered into foreign exchange forward arrangements, which were designated as hedging instruments beginning in January 2026. These derivatives are intended to reduce the variability in cash flows associated with changes in foreign currency exchange rates.

The Company’s objectives in using foreign exchange rate derivatives are to mitigate risk, add stability to cash flows, and manage its exposure to foreign exchange rate movements. To accomplish these objectives, the Company uses foreign exchange rate forward contracts as part of its foreign currency risk management strategy. Foreign exchange rate

RIBBON COMMUNICATIONS INC.

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

forward contracts designated as cash flow hedges involve the exchange of fixed USD payments for fixed ILS receipts at predetermined exchange rates, thereby reducing the variability of forecasted ILS‑denominated expenditures.

The effective portion of changes in the fair value of designated derivatives that qualify as cash flow hedges is recorded in Accumulated other comprehensive income in the condensed consolidated balance sheet and is subsequently reclassified into earnings in the period that the hedged forecasted transactions affect earnings.

Amounts reported in Accumulated other comprehensive income related to the Company’s derivative are reclassified to Research and development in the condensed consolidated statement of operations.

The impact of the Company’s derivative financial instruments designated as cash flow hedges on the Company’s condensed consolidated statements of operations and condensed consolidated statements of comprehensive loss for the three months ended March 31, 2026 was as follows (in thousands):

Three months ended
March 31,
2026
Amount recognized in other comprehensive income (loss) on the derivative (effective portion)	$(304)
Amount reclassified from accumulated other comprehensive income to Research and development	7
Unrealized loss on cash flow hedges, net of reclassifications into earnings	$(297)

The Company expects that all amounts recorded in Accumulated other comprehensive income related to outstanding foreign exchange forward contracts will be reclassified into earnings within the next twelve months, as all contracts outstanding at March 31, 2026 mature no later than September 2026.

The Company's derivative liability designated as a hedging instrument and the related fair values and locations in the condensed consolidated balance sheet at March 31, 2026 are as follows (in thousands):

March 31,
Balance sheet location	2026
Accrued expenses and other	$297

The aggregate notional amounts and maturities of the Company’s outstanding foreign exchange rate forward contracts at March 31, 2026 were as follows:

		Notional		Notional
Derivative Instrument		Amount		Amount	Maturity
Foreign exchange rate forward contracts (cash flow hedges)	USD	24,554	ILS	76,179	April 2026 - September 2026

The Company has classified the foreign exchange derivative aggregating $0.3 million at March 31, 2026 as Level 2 within the fair value hierarchy (see Note 5).

(11) PREFERRED STOCK AND WARRANTS

In connection with a private placement completed in March 2023, the Company issued warrants that remain outstanding following the June 2024 redemption of the related preferred stock. No warrant exercises occurred during the three months ended March 31, 2026. In the three months ended March 31, 2025, holders exercised 0.2 million warrants, and the remaining warrants continue to be outstanding without modification. The Company accounts for the warrants as liability‑classified instruments under ASC 480, Distinguishing Liabilities from Equity, and remeasures them to fair value

RIBBON COMMUNICATIONS INC.

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

at each reporting date using a Black‑Scholes option‑pricing model. Changes in fair value are recognized within Other income, net in the condensed consolidated statements of operations.

The Company determined the fair value of the warrants using Level 3 input. The key assumptions into the model utilized were as follows as of March 31, 2026 and December 31, 2025:

	March 31,	December 31,
	2026	2025
Stock price	$2.12	$2.88
Strike price	$3.77	$3.77
Risk-free rate	3.68%	3.48%
Volatility	57.5%	50.7%
Dividend yield	0.0%	0.0%
Time to expiration (years)	1.0	1.2
Fair value of warrant per share	$0.15	$0.41

The changes in the Company’s warrant liabilities for the three months ended March 31, 2026 and 2025 were as follows (in thousands):

	Three months ended March 31,
	2026	2025
Balance at beginning of year	$1,919	$8,064
Exercise of warrants	—	(150)
Fair value change	(1,237)	(1,735)
Balance at end of period	$682	$6,179

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

During the three months ended March 31, 2025, 176,658 of the warrants were exercised in cashless exercises, resulting in the issuance of 32,573 of the Company’s common stock at a weighted average fair value of $4.62 per share. There were 4,681,432 remaining warrants outstanding as of March 31, 2026.

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

The Company does not generally offer significant financing components in its contracts with customers. However, if a contract includes a significant financing component, the transaction price is adjusted for the time value of money. For the three months ended March 31, 2026, the impact of financing components was immaterial.

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

Disaggregation of Revenue

The Company disaggregates its revenue from contracts with customers based on the nature of the products and services and the geographic regions in which each customer is domiciled. The Company’s total revenue for the three months ended March 31, 2026 and 2025 was disaggregated geographically as follows:

			Service revenue
	Product	Service revenue	(professional
Three months ended March 31, 2026	revenue	(maintenance)	services)	Total revenue
United States	$20,941	$33,733	$17,904	$72,578
Europe, Middle East and Africa	16,962	14,683	7,425	39,070
Asia Pacific	27,934	9,230	3,763	40,927
Other	2,277	6,021	1,733	10,031
	$68,114	$63,667	$30,825	$162,606

			Service revenue
	Product	Service revenue	(professional
Three months ended March 31, 2025	revenue	(maintenance)	services)	Total revenue
United States	$29,341	$33,324	$20,030	$82,695
Europe, Middle East and Africa	19,460	17,383	8,656	45,499
Asia Pacific	31,039	9,400	2,740	43,179
Other	2,151	6,315	1,440	9,906
	$81,991	$66,422	$32,866	$181,279

The Company’s product revenue from its direct sales program and from indirect sales through its channel partner program for the three months ended March 31, 2026 and 2025 was as follows (in thousands):

	Three months ended
	March 31,	March 31,
	2026	2025
Indirect sales through channel partner program	$19,329	$22,735
Direct sales	48,785	59,256
	$68,114	$81,991

The Company’s product revenue from sales to enterprise customers and from sales to service provider customers for the three months ended March 31, 2026 and 2025 was as follows (in thousands):

	Three months ended
	March 31,	March 31,
	2026	2025
Sales to enterprise customers	$21,516	$23,232
Sales to service provider customers	46,598	58,759
	$68,114	$81,991

RIBBON COMMUNICATIONS INC.

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

The Company’s product revenue and service revenue components by segment for the three months ended March 31, 2026 and 2025 were as follows (in thousands):

	Three months ended
	March 31,	March 31,
	2026	2025
Product revenue:
Cloud and Edge	$26,259	$31,861
IP Optical Networks	41,855	50,130
Total product revenue	$68,114	$81,991

Service revenue:
Maintenance:
Cloud and Edge	$50,232	$50,768
IP Optical Networks	13,435	15,654
Total maintenance revenue	63,667	66,422
Professional services:
Cloud and Edge	23,021	24,962
IP Optical Networks	7,804	7,904
Total professional services revenue	30,825	32,866
Total service revenue	$94,492	$99,288

Revenue Contract Balances

The timing of revenue recognition, billings and cash collections results in billed accounts receivable, unbilled receivables, which are contract assets, and customer advances and deposits, which are contract liabilities, in the Company’s condensed consolidated balance sheets. Amounts are billed as work progresses in accordance with agreed-upon contractual terms, either at periodic intervals or upon achievement of contractual milestones. Billing may occur subsequent to revenue recognition, resulting in contract assets. The Company may receive advances or deposits from its customers before revenue is recognized, resulting in contract liabilities which are classified as deferred revenue. These assets and liabilities are reported in the Company’s condensed consolidated balance sheets on a contract-by-contract basis as of the end of each reporting period. Changes in the contract asset and liability balances during the three months ended March 31, 2026 were not materially impacted by any factors other than billing and revenue recognition. Nearly all of the Company’s deferred revenue balance is related to services revenue, primarily customer support contracts. Unbilled receivables stem primarily from engagements where services have been performed; however, billing cannot occur until services are completed.

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

RIBBON COMMUNICATIONS INC.

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

The changes in the Company’s accounts receivable, unbilled receivables and deferred revenue balances for the three months ended March 31, 2026 were as follows (in thousands):

		Unbilled	Deferred	Deferred
	Accounts	accounts	revenue	revenue
	receivable	receivable	(current)	(long-term)
Balance at January 1, 2026	$161,007	$70,878	$124,425	$31,654
Increase (decrease), net	(19,051)	(8,776)	(1,806)	769
Balance at March 31, 2026	$141,956	$62,102	$122,619	$32,423

The Company recognized approximately $43 million of revenue in the three months ended March 31, 2026 that was recorded as deferred revenue at December 31, 2025 and approximately $51 million of revenue in the three months ended March 31, 2025 that was recorded as deferred revenue at December 31, 2024. Of the Company’s deferred revenue reported as long-term in its condensed consolidated balance sheet at March 31, 2026, the Company expects that approximately $12 million will be recognized as revenue in 2027, approximately $9 million will be recognized as revenue in 2028 and approximately $11 million will be recognized as revenue in 2029 and beyond.

The Company applies the optional exemption of not disclosing the transaction price allocated to the remaining performance obligation for its contracts with an original duration of less than one year. In 2024, the Company entered into a contract with an existing customer that has revenue allocated to remaining performance obligations, which includes unearned revenue and amounts that will be invoiced and recognized as revenue in future periods of approximately $163 million and $171 million as of March 31, 2026 and December 31, 2025, respectively. At this time, the Company expects to recognize the majority of the revenue related to this contract in the years 2026 through 2028.

All freight-related customer invoicing is recorded as revenue, while the shipping and handling costs that occur after control of the promised goods or services transfer to the customer are reported as fulfillment costs, a component of Cost of revenue - product in the Company’s condensed consolidated statements of operations.

Deferred Commissions Cost

Sales commissions earned by the Company’s employees are considered incremental and recoverable costs of obtaining a contract with a customer. These costs have been deferred on our condensed consolidated balance sheet and are being amortized over the expected life of the customer contract, which is generally five years. At March 31, 2026 and December 31, 2025, the Company had $2.1 million of deferred sales commissions capitalized.

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

RIBBON COMMUNICATIONS INC.

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

The tables below present significant segment expenses regularly reviewed by the CODM for the three months ended March 31, 2026 and 2025 (in thousands):

	Three months ended
	March 31,	March 31,
	2026	2025
Segment revenue:
Cloud and Edge	$99,512	$107,591
IP Optical Networks	63,094	73,688
Revenue	$162,606	$181,279

	Three months ended
	March 31,	March 31,
	2026	2025
Segment adjusted gross profit:
Cloud and Edge	$56,522	$67,296
IP Optical Networks	17,935	20,814
Total segment adjusted gross profit	74,457	88,110

Reconciliation of segment adjusted gross profit to gross profit and loss before income taxes
Stock-based compensation expense	(204)	(352)
Amortization of acquired technology	(4,562)	(5,388)
Gross profit	69,691	82,370

Research and development expense	44,445	43,568
Sales and marketing expense	32,269	31,788
General and administrative expense	16,978	15,128
Amortization of acquired intangible assets	5,656	6,155
Restructuring and related expense	2,038	5,341
Interest expense, net	9,756	10,500
Other income, net	(514)	(3,129)
Loss before income taxes	$(40,937)	$(26,981)

	Three months ended
	March 31,	March 31,
	2026	2025
Segment depreciation expense:
Cloud and Edge	$2,322	$2,353
IP Optical Networks	2,138	1,116
Depreciation expense	$4,460	$3,469

RIBBON COMMUNICATIONS INC.

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

(14) MAJOR CUSTOMERS

The following customers contributed 10% or more of the Company’s revenue in the three months ended March 31, 2026 and 2025:

	Three months ended
	March 31,	March 31,
	2026	2025
Verizon Communications Inc.	14%	15%
Bharti Telecom Limited	14%	*
* Less than 10% of total revenue

At March 31, 2026 and December 31, 2025, no customer accounted for 10% or more of the Company’s accounts receivable balance. The Company performs ongoing credit evaluations of its customers and generally does not require collateral on accounts receivable. The Company maintains an allowance for doubtful accounts and such losses have historically been within management’s expectations.

(15) COMMON STOCK REPURCHASES

In the second quarter of 2025, the Company's Board of Directors approved a program to repurchase up to $50 million of the Company’s common stock (the “2025 Repurchase Program” or the “Repurchase Program”). Commencing on June 5, 2025 and continuing through December 31, 2027, the Repurchase Program is being funded with cash on hand or cash generated from operations. During the three months ended March 31, 2026, the Company used $0.8 million, including transaction fees, to repurchase and retire 0.4 million shares of its common stock under the Repurchase Program. Since the start of the Repurchase Program, the Company has used $9.8 million, including transaction fees, to repurchase and retire 2.9 million shares of its common stock. Repurchases are subject to the terms of the Company’s senior secured credit facility, as amended, which limits aggregate share repurchases to $15 million and subjects such repurchases to compliance with specified financial covenants and leverage requirements.

(16) STOCK-BASED COMPENSATION PLANS

The Company grants stock-based compensation to employees, officers and non-employee directors, as well as consultants and advisors of the Company and its subsidiaries under its 2025 Incentive Award Plan (the “2025 Plan”) which provides for the award of stock options, stock appreciation rights ("SARs"), restricted stock awards ("RSAs"), performance-based stock awards ("PSAs"), restricted stock units ("RSUs"), performance-based stock units ("PSUs") and other stock- or cash-based awards. The 2025 Plan has been approved by the Company’s stockholders.

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

RIBBON COMMUNICATIONS INC.

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

Restricted Stock Units

The activity related to the Company’s RSUs for the three months ended March 31, 2026 was as follows:

		Weighted
		Average
		Grant Date
	Shares	Fair Value
Unvested balance at January 1, 2026	9,928,256	$3.12
Granted	56,752	$2.81
Vested	(177,343)	$2.98
Forfeited	(146,912)	$3.57
Unvested balance at March 31, 2026	9,660,753	$3.59

The total grant date fair value of shares of restricted stock underlying RSUs that vested during the three months ended March 31, 2026 was $0.5 million.

Performance-Based Stock Units

The activity related to the Company’s PSUs for the three months ended March 31, 2026 was as follows:

		Weighted
		Average
		Grant Date
	Shares	Fair Value
Unvested balance at January 1, 2026	5,054,723	$3.93
Granted	—	$—
Vested	—	$—
Forfeited	(57,002)	$3.38
Unvested balance at March 31, 2026	4,997,721	$3.93

Stock-Based Compensation

The condensed consolidated statements of operations include stock-based compensation for the three months ended March 31, 2026 and 2025 as follows (in thousands):

	Three months ended
	March 31,	March 31,
	2026	2025
Product cost of revenue	$43	$66
Service cost of revenue	161	286
Research and development	477	725
Sales and marketing	1,130	1,173
General and administrative	4,146	2,048
	$5,957	$4,298

At March 31, 2026, there was $25.1 million, net of expected forfeitures, of unrecognized stock-based compensation expense related to unvested RSUs and PSUs. This expense is expected to be recognized over a weighted average period of approximately 1.4 years.

RIBBON COMMUNICATIONS INC.

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

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

Right-of-use assets and lease liabilities are initially measured based on the present value of the future minimum fixed lease payments (i.e., fixed payments in the lease contract) over the lease term at the commencement date. As the Company’s existing leases do not have a readily determinable implicit rate, the Company uses its incremental borrowing rate based on the information available at the commencement date in determining the present value of future minimum fixed lease payments. The Company calculates its incremental borrowing rate to reflect the interest rate that it would have to pay to borrow on a collateralized basis an amount equal to the lease payments in a similar economic environment over a similar term and considers its historical borrowing activities and market data from entities with comparable credit ratings in this determination. The measurement of the right-of-use asset also includes any lease payments made prior to the commencement date (excluding any lease incentives) and initial direct costs incurred. The Company assessed its right-of-use assets for impairment as of March 31, 2026 and December 31, 2025 and determined no impairment has occurred.

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

Certain leased facilities are being partially or fully vacated as part of the 2022 Restructuring Plan and for some of those facilities, the Company has no plans to enter into sublease agreements. Accordingly, the Company may accelerate the amortization of those lease assets through the planned cease-use date of each facility, resulting in additional amortization expense. No such accelerated amortization was recorded in the three months ended March 31, 2026 or 2025. The Company did not record estimated future variable lease costs in the three months ended March 31, 2026 or 2025 related to the 2022 Restructuring Plan.

All incremental accelerated amortization and accruals for estimated future variable costs are included in Restructuring and related expense in the Company’s condensed consolidated statements of operations. At March 31, 2026 and December 31, 2025, the Company had accruals of $0.7 million and $0.8 million, respectively, for all future anticipated variable lease costs related to these facilities. The Company may incur additional future expense if it is unable to sublease other locations included in the facilities initiative.

The Company leases its corporate offices and other facilities under operating leases, which expire at various times through 2036.

RIBBON COMMUNICATIONS INC.

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

The Company’s right-of-use lease assets and lease liabilities at March 31, 2026 and December 31, 2025 were as follows (in thousands):

		March 31,	December 31,
	Classification	2026	2025
Assets:
Operating lease assets	Operating lease right-of-use assets	$44,010	$46,240

Liabilities:
Current Operating	Operating lease liabilities	$11,601	$11,699
Non-Current Operating	Operating lease liabilities, net of current	57,042	60,159
Total Operating lease liabilities		$68,643	$71,858

The components of lease expense for the three months ended March 31, 2026 and 2025 were as follows (in thousands):

	Three months ended
	March 31,	March 31,
	2026	2025
Operating lease cost*	$3,690	$3,225
Short-term lease cost	3,571	3,527
Variable lease costs (costs excluded from minimum fixed lease payments)**	1,514	872
Sublease income	(66)	(120)
Net lease cost	$8,709	$7,504
*	No accelerated amortization was recorded in the three months ended March 31, 2026 or 2025.
**

No variable lease costs were expensed in the three months ended March 31, 2026 or 2025 for future estimated variable expenses related to certain assets partially or fully vacated with no intent or ability to sublease.

Cash flows related to the Company’s leases included in the measurement of operating lease liabilities were classified as operating cash flows and totaled $4.4 million and $3.5 million in the three months ended March 31, 2026 and 2025, respectively.

The Company’s non-cash investing and financing activities in the three months ended March 31, 2025 related to the addition of operating leases resulted in right-of-use assets (“ROUs”) obtained in exchange for lease obligations of $16.6 million and operating lease liabilities recorded of $27.3 million. There were no non‑cash investing or financing activities related to operating leases in the three months ended March 31, 2026.

Other information related to the Company’s leases as of March 31, 2026 and December 31, 2025 was as follows (in thousands):

	March 31,	December 31,
	2026	2025
Weighted average remaining lease term (years):
Operating leases	6.82	6.91
Weighted average discount rate:
Operating leases	9.51%	9.50%

RIBBON COMMUNICATIONS INC.

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

Future minimum fixed lease payments under noncancelable leases at March 31, 2026 were as follows (in thousands):

Operating
leases
Remainder of 2026	$13,222
2027	16,561
2028	13,903
2029	11,547
2030	8,450
2031 and beyond	31,716
Total lease payments	95,399
Less: interest	(26,756)
Present value of lease liabilities	$68,643

(18) INCOME TAXES

The Company recorded an income tax benefit of $6.4 million and $0.8 million in the three months ended March 31, 2026 and 2025, respectively. These amounts reflect the Company’s estimates of the effective rates expected to be applicable for the respective full years, adjusted for any discrete events, which are recorded in the period in which they occur. These estimates are reevaluated each quarter based on the Company’s estimated tax expense for the full fiscal year. The estimated effective tax rate includes the impact of valuation allowances in various jurisdictions. The Company intends to continue to maintain a valuation allowance on its deferred tax assets until there is sufficient evidence to support the reversal of all or some portion of the respective allowances.

(19) RELATED PARTIES

The Company recognized revenue from its largest stockholder of $0.9 million and $1.7 million in the three months ended March 31, 2026 and 2025, respectively. As of March 31, 2026, the Company had accounts receivable of $7.1 million outstanding from its largest stockholder, compared to $8.5 million as of December 31, 2025.

(20) COMMITMENTS AND CONTINGENCIES

Contingencies

Liabilities for Royalty Payments to the IIA

In connection with the Company’s acquisition of ECI Telecom Group Ltd. ("ECI") in 2020, ECI had previously received research and development grants from the Office of the Innovation Authority of the Israeli Ministry of Economics (the "IIA"). The Company assumed ECI’s contract with the IIA, which requires the Company to pay royalties to the IIA on proceeds from the sale of products that the Israeli government has supported by way of research and development grants.

The royalties for grants prior to 2017 were calculated at the rates of 1.3% to 5.0% of the aggregated proceeds from the sale of such products developed at certain of the Company’s research and development (“R&D”) centers, up to an amount not exceeding 100% of such grants plus interest at the London Inter-Bank Offered Rate (“LIBOR”). Effective for grants approved in 2017 and effective through 2023, interest was calculated at the higher of LIBOR plus 1.5% to 2.75%. For grants approved in 2024 and thereafter, interest is calculated based on the Secured Overnight Financing Rate (“SOFR”).

RIBBON COMMUNICATIONS INC.

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

At March 31, 2026, the Company had $2.1 million of unpaid royalties accrued. The Company’s maximum possible future royalties commitment at March 31, 2026 of $11.5 million, including interest of $0.8 million, was based upon estimates of future sales of product and services and the grants received from the IIA not yet repaid.

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

Charter Complaint. On September 19, 2022, Charter Communications Operating, LLC (“Charter”) filed two complaints against two of our subsidiaries (Sonus Networks, Inc. and Ribbon Communications Operating Company, Inc.) alleging breach of contract with respect to indemnification obligations purportedly owed to Charter in connection with Charter’s legal dispute with Sprint Communications Company L.P., which was settled by Charter in March 2022. One complaint was filed in the Supreme Court of the State of New York, in New York County; the second complaint was filed by Charter as well as co-plaintiffs Charter Communications Holding Company, LLC and Bright House Networks, LLC, in the Superior Court of the State of Delaware in and for New Castle County. In both complaints, Charter is seeking monetary damages. The Company filed its answer to the first complaint file in New York on December 7, 2022 and to the second complaint filed in Delaware on January 9, 2023. On May 14, 2025, the Delaware court granted our dispositive motion for summary judgment and denied Charter’s motion for partial summary judgment. Charter appealed the Delaware court’s decision, but on December 18, 2025, the Delaware Supreme Court affirmed the lower court’s judgment. This resolved the case in Delaware. No trial date has been set for the case in New York.

Item 2.   Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion of the financial condition and results of operations of Ribbon Communications Inc. should be read in conjunction with the condensed consolidated financial statements and the related notes thereto included elsewhere in this Quarterly Report on Form 10-Q and the audited financial statements and notes thereto and Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the year ended December 31, 2025, which was filed with the U.S. Securities and Exchange Commission on February 26, 2026.

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

Key Trends and Economic Factors Affecting Ribbon

Tariffs. The global trade landscape continues to be highly volatile. In 2025, the U.S. government implemented a series of trade tariffs on goods imported into the U.S. from various countries. In many cases, these tariffs resulted in reciprocal tariffs and other actions on goods being exported from the U.S. These associated tariffs are complex and continue to evolve as negotiations occur. In February 2026, the U.S. Supreme Court ruled that the International Emergency Economic Powers Act (“IEEPA”), which the U.S. government relied on to impose certain tariffs, does not authorize the administration to impose tariffs. On March 4, 2026, the U.S. Court of International Trade ordered the U.S. Customs and Border Protection (“CBP”) to process refunds of the IEEPA tariffs, although the Court immediately suspended the order while the CBP determines a refund process. The IEEPA tariffs remain subject to ongoing litigation between the administration and other parties. In response to the U.S. Supreme Court ruling mentioned above, the administration announced plans to implement new tariffs under alternative statutory authority. The full impact of the U.S. Supreme Court’s ruling and the administration’s response, including the timing and extent of any refunds and the impact of the new tariffs, remain uncertain. While the announced tariffs enacted in 2025 and in the first quarter of 2026 have not had a material impact on our business to date, new or proposed tariffs, including exemptions under existing trade agreements or otherwise, could result in additional expenses for products we import into the United States. In addition, the economic uncertainty caused by the tariffs may result in customers delaying planned purchases of products and services.

Supplier Disruptions. Ongoing uncertainty in the global economy due to tariffs, inflation, global military conflicts, including in the Middle East and Ukraine, rising fuel prices, national security concerns and other factors, continue to disrupt various manufacturing, commodity and financial markets, increase volatility, and impede global supply chains. Our ability to deliver our solutions as agreed upon with our customers depends in part on the ability of our global contract manufacturers, vendors, licensors and other business partners to deliver products or perform services we have procured from them.

Continued uncertain global economic conditions may cause our customers to restrict spending or delay purchases for an indeterminate period of time and consequently cause our revenues to decline. Further, such factors may negatively impact our operating costs resulting in a reduction in net income. The degree to which the ongoing wars in the Middle East and Ukraine, and the high interest rate environment impacts our future business, financial position and results of operations will depend on developments beyond our control.

The Ongoing War in Ukraine and the Middle East. The uncertainty resulting from the recent war in the Middle East and ongoing war in Ukraine, and the threat for expansion of one or both of these wars, could result in some of our customers delaying purchases from us. The conflict in the Middle East has significantly reduced the export of oil and natural gas from the Persian Gulf, creating upward pressure on oil and natural gas prices, and has also disrupted and increased the costs of certain other supplies. Further, a number of our employees in Israel are members of the military reserves and subject to immediate call-up in response to the war in the Middle East. Following the terrorist attacks in Israel in October 2023, a number of our employees have been activated for military duty and we expect that additional employees will also be activated if the war in Israel continues. While we have business continuity plans in place to address the military call-ups, it could affect the timing of projects in the short-term as the work is shifted to other team members both inside and outside of Israel.

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

Inflation and Interest Rates. We continue to see near-term impacts on our business due to inflation, including ongoing global price pressures resulting in higher energy prices, component costs, freight premiums, and other operating costs above normal rates. Although headline inflation in the United States and Europe appears to be easing, core inflation (excluding food and energy prices) remains elevated and is a source of continued cost pressure on businesses and households. Interest rates remain high as central banks in developed countries attempt to subdue inflation while government deficits and debt remain at high levels in many global markets. However, since its peak in 2024, the Federal Reserve lowered the federal funds rate to its current target range of 3.50% to 3.75% as a result of indicators that inflation had made progress toward the Federal Reserve’s objective and labor market conditions had generally eased. Yet, the economic outlook remains uncertain, and the implications of current and future tariffs, higher government deficits and debt, tighter monetary policy, and potentially higher long-term interest rates may drive a higher cost of capital for our business.

Foreign currency. As a portion of our business is conducted outside the United States, we face exposure to adverse movements in foreign currency exchange rates. A weakened U.S. dollar could increase the cost of local operating expenses and procurement of raw materials from sources outside the United States. Therefore, changes in the value of the U.S. dollar against other currencies would affect our revenue, income from operations, net income and the value of balance sheet items originally denominated in other currencies. There is no guarantee that our financial results will not be adversely affected by currency exchange rate fluctuations.

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

Financial Overview

Financial Results

We reported a loss from operations of $31.7 million and $19.6 million for the three months ended March 31, 2026 and 2025, respectively.

Our revenue was $162.6 million and $181.3 million in the three months ended March 31, 2026 and 2025, respectively. Our gross profit and gross margin were $69.7 million and 42.9%, respectively, in the three months ended March 31, 2026, and $82.4 million and 45.4%, respectively, in the three months ended March 31, 2025. The lower revenue in the three months ended March 31, 2026 compared to 2025 is due to $10.6 million of lower IP Optical Networks sales plus $8.1 million of lower Cloud and Edge revenue. The IP Optical Networks revenue was lower primarily due to $8.3 million of lower product sales, and lower professional services sales and maintenance revenue of $2.3 million. The lower Cloud and Edge revenue was attributable to $5.6 million of lower product sales and $2.5 million of lower professional services sales and maintenance revenue.

Revenue from our Cloud and Edge segment was $99.5 million and $107.6 million in the three months ended March 31, 2026 and 2025, respectively. Gross profit and gross margin for this segment were $56.1 million and 56.4%, respectively, in the three months ended March 31, 2026, and $66.1 million and 61.5%, respectively, in the three months ended March 31, 2025.

Revenue from our IP Optical Networks segment was $63.1 million and $73.7 million in the three months ended March 31, 2026 and 2025, respectively. Gross profit and gross margin for this segment were $13.6 million and 21.5%, respectively, in the three months ended March 31, 2026, and $16.2 million and 22.0%, respectively, in the three months ended March 31, 2025.

Our operating expenses were $101.4 million and $102.0 million in the three months ended March 31, 2026 and 2025, respectively. The decreased operating expenses are primarily attributable to lower restructuring and related expense, offset by higher general and administrative expense. Operating expenses for the three months ended March 31, 2026 included $5.7 million of amortization of acquired intangible assets and $2.0 million of restructuring and related expense. Operating expenses for the three months ended March 31, 2025 included $6.2 million of amortization of acquired intangible assets and $5.3 million of restructuring and related expense.

We recorded stock-based compensation expense of $6.0 million and $4.3 million in the three months ended March 31, 2026 and 2025, respectively. These amounts are included as components of both Cost of revenue and Operating expenses in our condensed consolidated statements of operations.

See "Results of Operations" in this MD&A for a discussion of the changes in our revenue and expenses for three months ended March 31, 2026 compared to three months ended March 31, 2025.

Restructuring and Cost Reduction Initiatives

During the fourth quarter of 2025, our President and CEO approved a strategic restructuring program (the "2026 Restructuring Plan") that consists of workforce reductions in certain of the Company’s operating locations to correspond with current sales levels in those areas. Any potential positions eliminated in countries outside the United States are subject to local law and consultation requirements. In connection with the 2026 Restructuring Plan, we recorded restructuring and related expense of $1.3 million in the three months ended March 31, 2026. We anticipate that we will record additional expense of approximately $4 million in 2026 related to the 2026 Restructuring Plan.

During the first quarter of 2025, our President and CEO approved a strategic restructuring program (as subsequently amended, the "2025 Restructuring Plan") that consists of workforce reductions in certain of our operating locations to correspond with current sales levels in those areas. The 2025 Restructuring Plan was amended in the third quarter of 2025 to reflect an increase in the scope of the proposed reductions. Any potential positions eliminated in countries outside the United States are subject to local law and consultation requirements. In connection with the 2025

Restructuring Plan, we recorded nominal restructuring and related expense in the three months ended March 31, 2026 and $2.4 million in the three months ended March 31, 2025, respectively. We anticipate that we will record nominal additional expense in 2025 for workforce reductions in connection with the 2025 Restructuring Plan.

In February 2022, our Board of Directors approved a strategic restructuring program (the "2022 Restructuring Plan") to streamline our operations in order to support our investment in critical growth areas. The 2022 Restructuring Plan includes, among other things, charges related to a consolidation of facilities and a workforce reduction. Any positions eliminated in countries outside the United States are subject to local law and consultation requirements. In connection with the 2022 Restructuring Plan, we recorded restructuring and related expense of $0.7 million and $3.1 million in the three months ended March 31, 2026 and 2025, respectively, for variable and other facilities-related costs. We anticipate that we will record approximately $2 million of expense in the remainder of 2026 related to the 2022 Restructuring Plan.

For facilities that are part of a restructuring plan, for which we have no intent or ability to enter into a sublease, we recognize accelerated rent amortization over the period from the date that we commence the plan to fully or partially vacate a facility through the final vacate date. We did not record accelerated rent amortization in the three months ended March 31, 2026 or 2025. We continue to evaluate our properties included in our restructuring plans for accelerated amortization and/or right-of-use asset impairment. We may incur additional expense in the future if we are unable to sublease other locations included in these initiatives.

Critical Accounting Policies and Estimates

This MD&A is based upon our condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. We base our estimates and judgments on historical experience, knowledge of current conditions and beliefs of what could occur in the future given available information. We consider certain accounting policies to be both those most important to the portrayal of our financial condition and those that require the most subjective judgment. The significant accounting policies that we believe are the most critical include revenue recognition, the valuation of inventory, warranty accruals, loss contingencies and reserves, stock-based compensation, the warrants, business combinations, goodwill and intangible assets, accounting for leases, and accounting for income taxes. If actual results differ significantly from management’s estimates and projections, there could be a material effect on our condensed consolidated financial statements. There were no significant changes to our critical accounting policies from January 1, 2026 through March 31, 2026. For a further discussion of our critical accounting policies and estimates, please refer to our Annual Report on Form 10-K for the year ended December 31, 2025.

Results of Operations

Three months ended March 31, 2026 and 2025

Revenue. Revenue for the three months ended March 31, 2026 and 2025 was as follows (in thousands, except percentages):

			Decrease
	Three months ended		from prior year
	March 31,	March 31,
	2026	2025	$	%
Product	$68,114	$81,991	$(13,877)	(16.9)%
Service	94,492	99,288	(4,796)	(4.8)%
Total revenue	$162,606	$181,279	$(18,673)	(10.3)%

Segment revenue for the three months ended March 31, 2026 and 2025 was as follows (in thousands):

	Three months ended March 31, 2026			Three months ended March 31, 2025
	Cloud and	IP Optical		Cloud and	IP Optical
	Edge	Networks	Total	Edge	Networks	Total
Product	$26,259	$41,855	$68,114	$31,861	$50,130	$81,991
Service	73,253	21,239	94,492	75,730	23,558	99,288
Total revenue	$99,512	$63,094	$162,606	$107,591	$73,688	$181,279

The decrease in our product revenue in the three months ended March 31, 2026 compared to the three months ended March 31, 2025 was the result of $5.6 million of lower sales of our Cloud and Edge products and $8.3 million of lower sales of IP Optical Networks products. The decrease in revenue from the sale of Cloud and Edge products was primarily attributable to sales to Tier 1 and other service providers, U.S. Federal agencies and global enterprise customers due to lower customer demand and delayed purchasing. The decrease in revenue from the sale of IP Optical products was primarily attributable to lower sales in Asia, Europe and the Americas.

Revenue from sales to enterprise customers was 32% and 28% of our product revenue in the three months ended March 31, 2026 and 2025, respectively. These sales were made through both our direct sales team and indirect sales channel partners. The increase in enterprise sales in the three months ended March 31, 2026 primarily reflects higher sales of our products to IP Optical Networks enterprise customers.

Revenue from indirect sales through our channel partner program was 28% of our product revenue in the three months ended March 31, 2026 and 2025, respectively. Channel sales remained unchanged in the three months ended March 31, 2026 reflecting constant sales of products to enterprise customers.

The timing of the completion of customer projects and revenue recognition criteria satisfaction may cause our product revenue to fluctuate from one period to the next.

Service revenue is primarily comprised of software and hardware maintenance and support (“maintenance revenue”) and network design, installation and other professional services (“professional services revenue”).

Service revenue for the three months ended March 31, 2026 and 2025 was comprised of the following (in thousands, except percentages):

			Decrease
	Three months ended		from prior year
	March 31,	March 31,
	2026	2025	$	%
Maintenance	$63,667	$66,422	$(2,755)	(4.1)%
Professional services	30,825	32,866	(2,041)	(6.2)%
Total service revenue	$94,492	$99,288	$(4,796)	(4.8)%

Segment service revenue for the three months ended March 31, 2026 and 2025 was comprised of the following (in thousands):

	Three months ended March 31, 2026			Three months ended March 31, 2025
	Cloud and	IP Optical		Cloud and	IP Optical
	Edge	Networks	Total	Edge	Networks	Total
Maintenance	$50,232	$13,435	$63,667	$50,768	$15,654	$66,422
Professional services	23,021	7,804	30,825	24,962	7,904	32,866
Total service revenue	$73,253	$21,239	$94,492	$75,730	$23,558	$99,288

Total service revenue was lower by $4.8 million in the three months ended March 31, 2026 compared to the three months ended March 31, 2025 due to lower maintenance revenue and lower professional services revenue.

Maintenance revenue decreased $2.8 million in the three months ended March 31, 2026 compared to the three months ended March 31, 2025 due to lower revenue in our IP Optical Networks segment and relatively flat revenue in our Cloud and Edge segment. The decrease in our IP Optical Networks maintenance revenue is due to the completion of a legacy access maintenance contract with a European customer that completed in the fourth quarter of 2025.

Professional services revenue decreased $2.0 million in the three months ended March 31, 2026 compared to the three months ended March 31, 2025 primarily driven from our Cloud and Edge segment. Our Cloud and Edge segment decrease was due to lower deployment services associated with a voice modernization project with one of our U.S. service providers, which we expect to increase in the upcoming quarters.

The following customers contributed 10% or more of our revenue in the three months ended March 31, 2026 and 2025:

	Three months ended
	March 31,	March 31,
Customer	2026	2025
Verizon Communications Inc.	14%	15%
Bharti Telecom Limited	14%	*
* Less than 10% of total revenue.

Revenue earned from customers domiciled outside the United States was 55% and 54% in the three months ended March 31, 2026 and 2025, respectively. Due to the timing of project completions, we expect that the domestic and international components as a percentage of our revenue may fluctuate from quarter to quarter and year to year.

Our deferred product revenue was $8 million and $7 million at March 31, 2026 and December 31, 2025, respectively. Our deferred service revenue was $147 million and $149 million at March 31, 2026 and December 31, 2025, respectively. Our deferred revenue balance may fluctuate as a result of the timing of revenue recognition, customer payments, maintenance contract renewals, contractual billing rights and maintenance revenue deferrals included in multiple element arrangements.

We expect total revenue in 2026 to be relatively consistent with 2025 in both segments.

Cost of Revenue/Gross Margin. Our cost of revenue consists primarily of amounts paid to third-party manufacturers for purchased materials and services, royalties, amortization of acquired technology, inventory valuation adjustments, warranty costs, and manufacturing and services personnel and related costs. Our cost of revenue, gross profit and gross margin for the three months ended March 31, 2026 and 2025 were as follows (in thousands, except percentages):

			Increase/(decrease)
	Three months ended		from prior year
	March 31,	March 31,
	2026	2025	$	%
Cost of revenue:
Product	$49,425	$57,893	(8,468)	(14.6)%
Service	38,928	35,628	3,300	9.3%
Amortization of acquired technology	4,562	5,388	(826)	(15.3)%
Total cost of revenue	$92,915	$98,909	(5,994)	(6.1)%

Gross profit	$69,691	$82,370	$(12,679)	(15.4)%
Gross margin	42.9%	45.4%

Our segment cost of revenue, gross profit and gross margin for the three months ended March 31, 2026 and 2025 were as follows (in thousands, except percentages):

	Three months ended March 31, 2026			Three months ended March 31, 2025
	Cloud and	IP Optical		Cloud and	IP Optical
	Edge	Networks	Total	Edge	Networks	Total
Product	$14,883	$34,542	$49,425	$15,663	$42,230	$57,893
Service	28,259	10,669	38,928	24,854	10,774	35,628
Amortization of acquired technology	221	4,341	4,562	948	4,440	5,388
Total cost of revenue	$43,363	$49,552	$92,915	$41,465	$57,444	$98,909

Gross profit	$56,149	$13,542	$69,691	$66,126	$16,244	$82,370
Gross margin	56.4%	21.5%	42.9%	61.5%	22.0%	45.4%

Our overall gross margin decreased by 2.5 percentage points for the three months ended March 31, 2026, as compared to the three months ended March 31, 2025.

Gross margin for our Cloud and Edge segment was lower in the three months ended March 31, 2026 as compared to the prior year by 510 basis points and was attributable to lower product and Professional services sales, as well as the effect of lower fixed cost absorption and unfavorable mix. We expect Cloud and Edge gross margin to rebound as the deployment of services associated with a voice modernization project with one of our U.S. service providers returns to higher activity levels in the upcoming quarters. Gross margin for IP Optical Network remained relatively flat in the three months ended March 31, 2026 as compared to the three months ended March 31, 2025.

We expect gross margin in 2026 to be relatively flat compared to 2025 across both segments.

Research and Development. R&D expenses consist primarily of salaries and related personnel expenses and prototype costs for the design, development, testing, and enhancement of our products. R&D expenses for the three months ended March 31, 2026 and 2025 were as follows (in thousands, except percentages):

			Increase
	March 31,	March 31,	from prior year
	2026	2025	$ %
Three months ended	$44,445	$43,568	$877	2.0%

The increase in our R&D expenses in the three months ended March 31, 2026 compared to the three months ended March 31, 2025 was primarily attributable to our Cloud and Edge segment. The increase in R&D expenses was primarily driven by higher employee-related costs, including the impact of increased non‑U.S. expenses associated with a weakening dollar.

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

We expect that our R&D expenses will increase in 2026 primarily due to higher employee and consulting costs related to supporting certain legacy products and development of our cloud-native solutions.

Sales and Marketing Expenses. Sales and marketing expenses consist primarily of salaries and related personnel costs, commissions, travel and entertainment expenses, promotions, customer trial and evaluations inventory and other marketing and sales support expenses. Sales and marketing expenses for the three months ended March 31, 2026 and 2025 were as follows (in thousands, except percentages):

			Increase
	March 31,	March 31,	from prior year
	2026	2025	$ %
Three months ended	$32,269	$31,788	$481	1.5%

Sales and marketing expenses in the three months ended March 31, 2026 were relatively flat as compared to the three months ended March 31, 2025.

We expect sales and marketing expenses will remain relatively flat in 2026 compared to 2025, with higher employee-related variable compensation expenses, partially driven by a weakening dollar, offset by cost efficiencies.

General and Administrative Expenses. General and administrative expenses consist primarily of salaries and related personnel costs for executive and administrative personnel, and audit, legal and other professional fees. General and administrative expenses for the three months ended March 31, 2026 and 2025 were as follows (in thousands, except percentages):

			Increase
	March 31,	March 31,	from prior year
	2026	2025	$ %
Three months ended	$16,978	$15,128	$1,850	12.2%

The increase in general and administrative expenses in the three months ended March 31, 2026 compared to the three months ended March 31, 2025 was primarily attributable to higher stock compensation expense.

We expect that our general and administrative expenses will increase modestly in 2026 as compared to 2025, primarily due to higher employee-related variable compensation associated with stock-based compensation expenses, partially offset by continued cost efficiencies.

Amortization of Acquired Intangible Assets included in Operating expenses. Amortization of acquired intangible assets included in Operating expenses ("Opex Amortization") for the three months ended March 31, 2026 and 2025 was as follows (in thousands, except percentages):

			Decrease
	March 31,	March 31,	from prior year
	2026	2025	$ %
Three months ended	$5,656	$6,155	$(499)	(8.1)%

Opex Amortization was lower for the three months ended March 31, 2026 compared to the three months ended March 31, 2025. We record our amortization in relation to expected future cash flows rather than on a straight-line basis. Accordingly, such expense may vary from one period to the next.

Restructuring and Related. We have been committed to streamlining our operations and reducing operating costs by closing and consolidating certain facilities and reducing our worldwide workforce. Please see the additional discussion of our restructuring initiatives in the "Restructuring and Cost Reduction Initiatives" section of the Overview of this MD&A.

We recorded restructuring and related expense of $2.0 million and $5.3 million in the three months ended March 31, 2026 and 2025, respectively. Although we have eliminated positions as part of our restructuring initiatives, we continue to hire in certain areas that we believe are important to our future growth.

Interest Expense, Net. Interest expense and interest income for the three months ended March 31, 2026 and 2025 were as follows (in thousands, except percentages):

			Increase/(decrease)
	Three months ended		from prior year
	March 31, 2026	March 31, 2025	$	%
Interest income	$310	$258	$52	20.2%
Interest expense	(10,066)	(10,758)	$(692)	(6.4)%
Interest expense, net	$(9,756)	$(10,500)	$(744)	(7.1)%

Interest income increased slightly in 2026 as compared to 2025. Our interest expense in the three months ended March 31, 2026 and 2025 primarily represents term debt interest, amortization of debt issuance costs and original issue discount and interest associated with factoring arrangements. Interest expense in the three months ended March 31, 2026 was lower than the same period in 2025 primarily due to lower applicable interest margins and a reduction in the outstanding term debt balance.

Other Income, Net. We recorded other income, net of $0.5 million and $3.1 million in the three months ended March 31, 2026 and 2025, respectively. Other income, net in the three months ended March 31, 2026 was primarily comprised of approximately $1.2 million of fair value adjustments of our warrants, partially offset by foreign currency exchange losses of $1.2 million. Other income, net in the three months ended March 31, 2025 was primarily comprised of $1.7 million of the fair value adjustments of our warrants and foreign currency exchange gains of $1.3 million.

Income Taxes. We recorded an income tax benefit of $6.4 million and $0.8 million in the three months ended March 31, 2026 and 2025, respectively. These amounts reflect our estimates of the effective rates expected to be applicable for the respective full fiscal years, adjusted for any discrete events, which are recorded in the period that they occur. These estimates are reevaluated each quarter based on our estimated tax rate for the full year. The estimated effective tax rate includes the impact of valuation allowances in various jurisdictions. We intend to continue to maintain a valuation allowance on our deferred tax assets until there is sufficient evidence to support the reversal of all or some portion of the respective allowances.

In October 2021, the Organization for Economic Co-operation and Development (the "OECD") announced the OECD/G20 Inclusive Framework on Base Erosion and Profit Shifting, which agreed to a two-pillar solution to address tax challenges arising from digitalization of the economy. In December 2021, the OECD released Pillar Two Model Rules defining the global minimum tax rules, which contemplate a minimum tax rate of 15% (“Pillar Two”). In addition, the OECD issued administrative guidance providing transition and safe harbor rules that could delay the impact of the minimum tax directive. Certain countries in which we operate have enacted legislation consistent with the OECD model rules effective beginning in 2024. We considered the applicable tax laws in relevant jurisdictions and concluded there was no material effect on our tax provision for the three months ended March 31, 2026 and 2025. We will continue to evaluate the potential effect of Pillar Two rules on our future reporting periods, but we do not expect Pillar Two to have a significant impact on our results of operations, financial position, or cash flows.

The One Big Beautiful Bill Act (the "Act") was signed into law on July 4, 2025. The Act reinstated bonus depreciation, allowed for full expensing of R&D expenses, and increased the limitation of interest deductibility for 2025, amongst many other provisions that are effective January 1, 2026. The tax effects of the Act were reflected in our income tax provision for the year ended December 31, 2025 and the three months ended March 31, 2026.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements that have or are reasonably likely to have a current or future material effect on our financial position, changes in financial position, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Liquidity and Capital Resources

Our condensed consolidated statements of cash flows are summarized as follows (in thousands):

	Three months ended
	March 31,	March 31,
	2026	2025	Change
Net loss	$(34,489)	$(26,227)	$(8,262)
Adjustments to reconcile net loss to cash flows used in operating activities	13,644	12,320	1,324
Changes in operating assets and liabilities	(1,151)	10,372	(11,523)
Net cash used in operating activities	$(21,996)	$(3,535)	$(18,461)
Net cash used in investing activities	$(3,072)	$(12,149)	$9,077
Net cash used in financing activities	$(3,114)	$(1,812)	$(1,302)

We had cash, cash equivalents, and restricted cash aggregating $70 million and $98 million at March 31, 2026 and December 31, 2025, respectively. We had cash held by our non-U.S. subsidiaries aggregating $46 million and $50 million at March 31, 2026 and December 31, 2025, respectively. If we elect to repatriate all of the funds held by our non-U.S. subsidiaries as of March 31, 2026, we do not believe that the amounts of potential withholding taxes that would arise from the repatriation would have a material effect on our liquidity.

At March 31, 2026, we had an outstanding balance under the current credit facility of $339.9 million at an average interest rate of 9.9%, with no revolver balance and no letters of credit outstanding. We were in compliance with all covenants of the current credit facility at both March 31, 2026 and December 31, 2025.

On May 5, 2026, we entered into the First Amendment, which (1) waives compliance with the maximum consolidated net leverage ratio financial covenant as of and for the period ending June 30, 2026, (2) increases the Maximum Consolidated Net Leverage Ratio (as defined in the 2024 Credit Facility) to 4.50:1.00 as of and for the period ending September 30, 2026, and sets the ratio for all subsequent quarters to 4.00:1.00, and (3) modifies the applicable interest rate margins for any quarter in which the Consolidated Net Leverage Ratio exceeds 3.75:1.00 to 7.00%. Management believes that, together with expected operating cash flows, the First Amendment provides sufficient liquidity to enable the Company to meet its anticipated operating and capital requirements for at least the next twelve months.

In the course of our business, we use letters of credit, bank guarantees, and surety bonds (collectively, "Guarantees"). We had $11.2 million and $11.1 million of Guarantees under various uncommitted facilities as of March 31, 2026 and December 31, 2025, respectively. We had no letters of credit outstanding under the current credit facility as of March 31, 2026 or December 31, 2025. At March 31, 2026 and December 31, 2025, we had cash collateral of $2.0 million and $1.7 million supporting the Guarantees, respectively, which are reported as Restricted cash in our condensed consolidated balance sheets.

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

As a result of exposure to foreign currency fluctuations, we entered into foreign exchange forward activity in January 2026 which effectively hedges a portion of the Company’s foreign‑currency exposure arising from international transactions.

Our objectives in using foreign exchange derivatives have been to add stability to operating expenses and to manage our exposure to foreign currency movements. To accomplish these objectives, we have used foreign exchange forward contracts as part of our foreign currency risk management strategy. Foreign exchange forwards designated as cash flow hedges involve the exchange of variable foreign‑currency cash flows for fixed rate cash flows over the life of the agreement, without an exchange of the underlying notional amount.

The effective portion of changes in the fair value of designated derivatives that qualify as cash flow hedges is recorded in Accumulated other comprehensive income in the condensed consolidated balance sheet and is subsequently reclassified into earnings in the period that the hedged forecasted transactions affect earnings. Any ineffective portion of the change in the fair value of the derivative would be recognized directly in earnings. We had no derivative assets or liabilities at December 31, 2025.

In the second quarter of 2025, our Board approved a share repurchase program (the "2025 Repurchase Program" or the “Repurchase Program”) pursuant to which we are authorized to repurchase up to $50 million of our common stock prior to December 31, 2027. We repurchased 0.4 million shares in the three months ended March 31, 2026, using $0.8 million. Since the start of the Repurchase Program, the Company has repurchased 2.9 million shares using $9.8 million.

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

Our operating activities used $22.0 million of cash in the three months ended March 31, 2026 largely driven by payments of variable employee compensation, decreases in accounts payable, accrued expenses, and other long‑term liabilities reflecting the timing of vendor and other operating payments, and increases in inventory and other operating assets, as well as a result of our net loss adjusted for non-cash expenses. These uses of cash were partially offset by a decrease in accounts receivable. Net loss was adjusted for non‑cash items, including amortization of intangible assets, stock‑based compensation, the decrease in the fair value of the warrant liability, and deferred income tax expense.

Our operating activities used cash of $3.5 million in the three months ended March 31, 2025, largely driven by the payment of variable employee compensation and primarily as a result of our net loss adjusted for non-cash expenses, lower accrued expenses and other long-term liabilities, lower accounts payable, and higher other operating assets and inventory. These amounts were partially offset by lower accounts receivable. Our net loss is adjusted for non-cash expenses such as amortization of intangible assets, stock-based compensation, the decrease in the fair value of our warrant liability and deferred income tax expense.

Cash Flows from Investing Activities

Our investing activities used $3.1 million and $12.1 million of cash to purchase property and equipment in the three months ended March 31, 2026 and 2025, respectively. The decrease in capital expenditures compared to the prior‑year period was primarily attributable to the completion of the build‑out of our new facility in Israel during 2025.

Cash Flows from Financing Activities

Our financing activities used $3.1 million of cash in the three months ended March 31, 2026. We paid $2.2 million in principal payments on our term debt, $0.1 million of tax obligations related to the vesting of stock awards and units and $0.8 million for the repurchase and retirement of our common stock under the 2025 Repurchase Program.

Our financing activities used $1.8 million of cash in the three months ended March 31, 2025. We paid $0.9 million in principal payments on our term debt and $0.9 million of tax obligations related to the vesting of stock awards and units.

The rate at which we consume cash is dependent upon the cash needs of our future operations, including our contractual obligations at March 31, 2026, primarily comprised of our debt principal and interest obligations as described above, and our operating lease and purchase obligations. Our operating lease obligations totaled $95.4 million at March 31, 2026, with payments to be made aggregating $13.2 million in the remainder of 2026, $16.6 million in 2027, $13.9 million in 2028 and $51.7 million thereafter. Estimated payments for purchase obligations for the full year 2026 total approximately $102 million. We anticipate devoting substantial capital resources to continue our R&D efforts, to maintain our sales, support and marketing, and for other general corporate activities. We believe that our financial resources, along with managing discretionary expenses, will allow us to manage the ongoing impact of inflation on our business operations. Looking ahead, we have developed contingency plans to reduce costs further if the situation deteriorates.

Based on our current expectations, we believe that our current cash balances and available borrowings under the current credit facility will be sufficient to meet our anticipated cash needs for working capital and capital expenditures for at least twelve months from the date of issuance of these financial statements.

Recent Accounting Pronouncements

In December 2025, the Financial Accounting Standards Board (the "FASB") issued ASU 2025-11, Interim Reporting (Topic 270): Narrow-Scope Improvements (“ASU 2025-11”), to improve the navigability of the required interim disclosures, to clarify when that guidance is applicable and to enhance disclosure requirements. The amendments add to Topic 270 a principle that requires entities to disclose events since the end of the last annual reporting period that have a material impact on the entity. ASU 2025-11 will be effective for the Company beginning with its 2028 interim and annual financial statements, with early adoption permitted. The Company believes this ASU will have no material impact on its consolidated financial statements.

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

In November 2025, the FASB issued ASU 2025-09, Derivatives and Hedging (Topic 815): Hedge Accounting Improvements (“ASU 2025-09”), to enhance hedge accounting guidance and better align it with entities’ risk management activities. The amendments expand eligibility for hedge accounting, simplify certain requirements, and address issues related to reference rate reform. Key changes include allowing cash flow hedge accounting for

“choose-your-rate” debt instruments, introducing a principles-based “similar risk exposure” criterion for grouping forecasted transactions, permitting component hedging for nonfinancial forecasted transactions, and clarifying the treatment of certain derivative structures. ASU 2025-09 will be effective for the Company beginning with its 2027 interim and annual financial statements, with early adoption permitted. The Company is currently evaluating the impact of this accounting standard on its consolidated financial statements and related disclosures.

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

In July 2025, the FASB issued ASU 2025-05, Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses for Accounts Receivable and Contract Assets (“ASU 2025-05”), which provides a practical expedient related to the estimation of expected credit losses for current accounts receivable and current contract assets that arise from transactions accounted for under ASC 606. In developing reasonable and supportable forecasts as part of estimating expected credit losses, all entities may elect a practical expedient that assumes that current conditions as of the balance sheet date do not change for the remaining life of the asset. ASU 2025-05 will be effective for us beginning with our 2026 interim and annual financial statements, with early adoption permitted. We believe this ASU will have no material impact on our consolidated financial statements.

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

Item 3.   Quantitative and Qualitative Disclosures About Market Risk

We are exposed to market risk related to changes in interest rates and foreign currency exchange rates. There have been no material changes in market risk from the information provided in Item 7A. Quantitative and Qualitative Disclosures About Market Risk of our Annual Report on Form 10-K, for the year ended December 31, 2025.

Item 4.   Controls and Procedures

Disclosure Controls and Procedures

Evaluation of Disclosure Controls and Procedures. Our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")) as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of March 31, 2026.

Changes in Internal Control over Financial Reporting. There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter ended

March 31, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

The outcome of litigation is inherently uncertain. If one or more legal matters were resolved against the Company in a reporting period for amounts above management’s expectations, our financial condition and operating results for that reporting period could be materially adversely affected. We settled certain matters during the three months ended March 31, 2026 that did not individually or in the aggregate have a material impact on our financial condition or operating results.

Item 1A.   Risk Factors

Our business faces significant risks and uncertainties, which may have a material adverse effect on our business prospects, financial condition and results of operations, and you should carefully consider them. There have been no material changes in the three months ended March 31, 2026 to the risk factors described in Part I, Item 1A. of our Annual Report on Form 10-K for the year ended December 31, 2025.

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds

(c)   Issuer Purchases of Equity Securities

The following table provides information with respect to the shares of common stock repurchased by us for the periods indicated:

				Approximate Dollar
			Total Number of	Value of Shares
			Shares Purchased	that May
			as Part of	Yet be Purchased
	Total Number	Average	Publicly	Under
	of Shares	Price Paid	Announced Plans	the Plans
Period	Withheld (1)	per Share (2)	or Programs (3)	or Programs (4)
January 1, 2026 to January 31, 2026	10,526	$2.81	—	$41,045,333
February 1, 2026 to February 28, 2026	30,659	$2.09	400,333	$40,221,360
March 1, 2026 to March 31, 2026	4,270	$2.11	—	$40,221,360
Total	45,455	$2.26	400,333	$40,221,360
(1)	Upon vesting of restricted stock awards and performance-based stock units, certain of our employees surrender a portion of the newly vested shares of common stock to satisfy the tax withholding obligations that arise in connection with their vesting. During the first quarter of 2026, 45,455 restricted stock awards were surrendered, with no performance-based stock units surrendered.
(2)	Represents a weighted‑average price of shares surrendered by employees to satisfy tax withholding obligations.
(3)	In June 2025, we announced a stock repurchase program for the period beginning June 5, 2025 through December 31, 2027, under which our Board of Directors authorized the repurchase of up to $50 million of our common stock at management’s discretion in the open market, in privately negotiated transactions structured through investment banking institutions, or a combination of the foregoing, (the "2025 Repurchase Program" or the “Repurchase Program”). We used $0.8 million to repurchase 400,333 shares of our common stock under the Repurchase Program during the first quarter of 2026. Repurchases are subject to the terms of the Company’s 2024 Credit Facility, as amended, which limits aggregate share repurchases to $15 million and subjects such repurchases to compliance with specified financial covenants and leverage requirements. Based on the foregoing, the Company has $40.2 million remaining authorized for future repurchases. The amount and timing of repurchases are subject to a variety of factors including liquidity, cash flow, stock price, compliance with our credit facility and general business and market conditions. We may also from time to time, enter into Rule 10b5-1 plans to facilitate repurchases of our shares under this authorization. The Repurchase Program may be modified, increased, suspended, or discontinued at any time. The Repurchase Program is being funded using cash on hand and cash from operations.
(4)	Represents amounts available for repurchases under the Repurchase Program.

Item 5.   Other Information

Credit Facility Waiver

On May 5, 2026, the Company entered into the First Amendment and Limited Waiver to Credit Agreement (the “First Amendment”) with Ribbon Communications Operating Company, Inc., HPS Investment Partners, LLC, as administrative agent, and the consenting lenders. The First Amendment (1) waives compliance with the maximum consolidated net leverage ratio financial covenant as of and for the period ending June 30, 2026, (2) increases the Maximum Consolidated Net Leverage Ratio (as defined in the 2024 Credit Facility) to 4.50:1.00 as of and for the period ending September 30, 2026, and sets the ratio for all subsequent quarters to 4.00:1.00, and (3) modifies the applicable interest rate margins for any quarter in which the Consolidated Net Leverage Ratio exceeds 3.75:1.00 to 7.00%.

The foregoing description of the First Amendment does not purport to be complete and is qualified in its entirety by reference to the full text of the First Amendment, a copy of which is filed as Exhibit 10.1 to this Quarterly Report on Form 10-Q and is incorporated herein by reference.

Insider Trading Arrangements

During the three months ended March 31, 2026, none of the Company’s directors or officers (as defined in Rule 16a-1(f) of the Securities Exchange Act of 1934) adopted, terminated or modified a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408 of Regulation S-K of the Securities Act of 1933).

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

3.6		Amended and Restated By-Laws of the Registrant (incorporated by reference to Exhibit 3.3 to the Registrant’s Annual Report on Form 10-K, filed March 8, 2018 with the SEC).
10.1	*	First Amendment and Limited Waiver to Credit Agreement, dated May 5, 2026
31.1	*	Certificate of Ribbon Communications Inc. Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	*	Certificate of Ribbon Communications Inc. Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	#	Certificate of Ribbon Communications Inc. Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	#	Certificate of Ribbon Communications Inc. Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	*	Inline XBRL Instance Document
101.SCH	*	Inline XBRL Taxonomy Extension Schema
101.CAL	*	Inline XBRL Taxonomy Extension Calculation Linkbase
101.DEF	*	Inline XBRL Taxonomy Extension Definition Linkbase
101.LAB	*	Inline XBRL Taxonomy Extension Label Linkbase
101.PRE	*	Inline XBRL Taxonomy Extension Presentation Linkbase
104	*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*	Filed herewith.
#	Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

RIBBON COMMUNICATIONS INC.

By:	/s/ Eric Marmurek
Eric Marmurek
Executive Vice President, Chief Financial Officer and Chief Accounting Officer
(Principal Financial Officer)

Date: May 6, 2026