Form 10-Q
period 2026-06-30
Ribbon Communications Inc.
filed 2026-07-31
CIK 1708055

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2026

or

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

As of July 28, 2026, there were 178,823,352 shares of the registrant’s common stock, $0.0001 par value per share, outstanding.

RIBBON COMMUNICATIONS INC.

FORM 10-Q

QUARTERLY PERIOD ENDED JUNE 30, 2026

Cautionary Note Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q contains “forward-looking statements” within the meaning of the U.S. Private Securities Litigation Reform Act of 1995, which are subject to a number of risks and uncertainties. All statements other than statements of historical facts contained in this report, including statements regarding future expenses and restructuring activities and the anticipated benefits thereof, impacts from the wars in the Middle East and Ukraine, impacts from new tariffs and the proposed termination of the USMCA (as defined herein), results of operations and financial position, future revenue growth of the Company, expected sales growth in segments or regions, capital structure, financial sanctions and trade restrictions, beliefs about our business strategy, availability of components for the manufacturing of our products, ongoing litigation, anticipated activity levels related to our voice modernization projects, plans and objectives of management for future operations and manufacturing are forward-looking statements. Without limiting the foregoing, the words “anticipates”, “believes”, “could”, “estimates”, “expects”, “intends”, “may”, “plans”, “seeks” and other similar language, whether in the negative or affirmative, are intended to identify forward-looking statements, although not all forward-looking statements contain these identifying words. Forward-looking statements are based on our current expectations and assumptions regarding our business, the economy and other future conditions. Because forward-looking statements relate to the future, they are subject to inherent uncertainties, risks and changes in circumstances that are unknown and/or difficult to predict and that may cause our actual results, performance or achievements to be materially different from those expressed or implied by the forward-looking statements. Such risks and uncertainties include, but are not limited to, unpredictable fluctuations in quarterly revenue and operating results; the impact of restructuring and cost-containment activities; increases in tariffs, trade restrictions or taxes on our products; supply chain disruptions resulting from component availability and/or geopolitical instabilities and disputes (including those related to the wars in the Middle East and Ukraine); other impacts from the wars in the Middle East and Ukraine and related economic volatility and uncertainty resulting therefrom; the impact of military call-ups of our employees in Israel; material litigation; the impact of fluctuations in interest rates; material cybersecurity and data intrusion incidents, including any security breaches resulting in the theft, transfer, or unauthorized disclosure of customer, employee, or company information; our ability to comply with applicable domestic and foreign information security and privacy laws, regulations and technology platform rules or other obligations related to data privacy and security; failure to compete successfully against telecommunications equipment and networking companies; failure to grow our customer base or generate recurring business from our existing customers; credit risks; the timing of customer purchasing decisions and our recognition of revenues; macroeconomic conditions, including inflation; our ability to adapt to rapid technological and market changes; our ability to generate positive returns on our research and development; our ability to protect our intellectual property rights and obtain necessary licenses; our ability to maintain partner, reseller, distribution and vendor support and supply relationships; the potential for defects in our products; risks related to the terms of our credit agreement; higher risks in international operations and markets; currency fluctuations; unanticipated adverse changes in legal, regulatory or tax laws; future accounting pronouncements or changes in our accounting policies; and/or failure or circumvention of our controls and procedures. We therefore caution you against relying on any of these forward-looking statements. Additional important factors that could cause actual results to differ materially from those in these forward-looking statements are also discussed in Part I, Item 2, "Management’s Discussion and Analysis of Financial Condition and Results of Operations" and Part I, Item 1A and Part II, Item 7A, "Risk Factors" and "Quantitative and Qualitative Disclosures About Market Risk," respectively, of our Annual Report on Form 10-K for the year ended December 31, 2025. Any forward-looking statement made by us in this report speaks only as of the date on which this report was first filed. We undertake no obligation to publicly update any forward-looking statement, whether as a result of new information, future developments or otherwise, except as required by law.

PART I FINANCIAL INFORMATION

Item 1. Financial Statements

RIBBON COMMUNICATIONS INC.

Condensed Consolidated Balance Sheets

(in thousands, except share and per share data)

(unaudited)

	June 30,	December 31,
	2026	2025
Assets
Current assets:
Cash and cash equivalents	$43,510	$96,405
Restricted cash	1,973	1,726
Accounts receivable, net	220,203	231,885
Inventory	87,811	78,806
Other current assets	52,132	45,663
Total current assets	405,629	454,485
Property and equipment, net	61,137	65,559
Intangible assets, net	124,384	143,344
Goodwill	300,892	300,892
Deferred income taxes	182,727	174,318
Operating lease right-of-use assets	41,895	46,240
Other assets	26,158	27,417
	$1,142,822	$1,212,255
Liabilities and Stockholders’ Equity
Current liabilities:
Current portion of term debt	$8,750	$8,750
Accounts payable	87,077	79,840
Accrued expenses and other	82,512	90,759
Operating lease liabilities	11,655	11,699
Warrant liability	1,007	—
Deferred revenue	118,333	124,425
Total current liabilities	309,334	315,473
Long-term debt, net of current	320,606	324,525
Warrant liability	—	1,919
Operating lease liabilities, net of current	56,000	60,159
Deferred revenue, net of current	34,632	31,654
Deferred income taxes	5,728	5,728
Other long-term liabilities	23,950	23,803
Total liabilities	750,250	763,261
Commitments and contingencies (Note 20)
Stockholders’ equity:
Common stock, $0.0001 par value per share; 390,000,000 shares authorized; 178,771,961 and 175,776,074 shares issued and outstanding at June 30, 2026, and December 31, 2025, respectively.	18	18
Additional paid-in capital	1,981,940	1,976,958
Accumulated deficit	(1,595,909)	(1,534,549)
Accumulated other comprehensive income	6,523	6,567
Total stockholders’ equity	392,572	448,994
	$1,142,822	$1,212,255

See notes to the unaudited condensed consolidated financial statements.

RIBBON COMMUNICATIONS INC.

Condensed Consolidated Statements of Operations

(in thousands, except per share data)

(unaudited)

	Three months ended		Six months ended
	June 30,	June 30,	June 30,	June 30,
	2026	2025	2026	2025
Revenue:
Product	$95,560	$115,057	$163,674	$197,048
Service	96,780	105,526	191,272	204,814
Total revenue	192,340	220,583	354,946	401,862
Cost of revenue:
Product	58,877	66,746	108,302	124,639
Service	38,766	39,253	77,694	74,881
Amortization of acquired technology	4,354	5,277	8,916	10,665
Total cost of revenue	101,997	111,276	194,912	210,185
Gross profit	90,343	109,307	160,034	191,677
Operating expenses:
Research and development	44,858	44,696	89,303	88,264
Sales and marketing	33,124	32,536	65,393	64,324
General and administrative	14,643	16,630	31,621	31,758
Amortization of acquired intangible assets	5,495	5,975	11,151	12,130
Acquisition-, disposal- and integration-related	—	3,898	—	3,898
Restructuring and related	4,442	1,346	6,480	6,687
Total operating expenses	102,562	105,081	203,948	207,061
(Loss) income from operations	(12,219)	4,226	(43,914)	(15,384)
Interest expense, net	(10,685)	(10,977)	(20,441)	(21,477)
Other (expense) income, net	(2,258)	(2,159)	(1,744)	970
Loss before income taxes	(25,162)	(8,910)	(66,099)	(35,891)
Income tax (provision) benefit	(1,709)	(2,183)	4,739	(1,429)
Net loss	$(26,871)	$(11,093)	$(61,360)	$(37,320)
Loss per share:
Basic	$(0.15)	$(0.06)	$(0.35)	$(0.21)
Diluted	$(0.15)	$(0.06)	$(0.35)	$(0.21)
Weighted average shares used to compute loss per share:
Basic	177,251	176,749	176,460	176,237
Diluted	177,251	176,749	176,460	176,237

See notes to the unaudited condensed consolidated financial statements.

RIBBON COMMUNICATIONS INC.

Condensed Consolidated Statements of Comprehensive Loss

(in thousands)

(unaudited)

	Three months ended		Six months ended
	June 30,	June 30,	June 30,	June 30,
	2026	2025	2026	2025
Net loss	$(26,871)	$(11,093)	$(61,360)	$(37,320)
Other comprehensive income (loss), net of tax:
Unrealized gain on cash flow hedges, net of reclassifications into earnings	436	—	139	—
Foreign currency translation adjustments	(47)	(58)	(183)	(148)
Other comprehensive income (loss), net of tax	389	(58)	(44)	(148)
Comprehensive loss, net of tax	$(26,482)	$(11,151)	$(61,404)	$(37,468)

See notes to the unaudited condensed consolidated financial statements.

RIBBON COMMUNICATIONS INC.

Condensed Consolidated Statements of Stockholders’ Equity

(in thousands, except shares)

(unaudited)

Three months ended June 30, 2026
					Accumulated
			Additional		other	Total
	Common stock		paid-in	Accumulated	comprehensive	stockholders'
	Shares	Amount	capital	deficit	(loss) income	equity
Balances, April 1, 2026	175,507,629	$18	$1,981,988	$(1,569,038)	$6,134	$419,102
Vesting of restricted stock awards and units	3,831,146	—	—	—	—	—
Vesting of performance-based stock units	1,272,210	—	—	—	—	—
Shares of restricted stock returned to the Company under net share settlements to satisfy tax withholding obligations	(1,839,024)	—	(4,877)	—	—	(4,877)
Stock-based compensation expense	—	—	4,829	—	—	4,829
Other comprehensive income	—	—	—	—	389	389
Net loss	—	—	—	(26,871)	—	(26,871)
Balances, June 30, 2026	178,771,961	$18	$1,981,940	$(1,595,909)	$6,523	$392,572

Six months ended June 30, 2026
					Accumulated
			Additional		other	Total
	Common stock		paid-in	Accumulated	comprehensive	stockholders'
	Shares	Amount	capital	deficit	(loss) income	equity
Balances, January 1, 2026	175,776,074	$18	$1,976,958	$(1,534,549)	$6,567	$448,994
Repurchase of common stock	(400,333)	—	(824)	—	—	(824)
Vesting of restricted stock awards and units	4,008,489	—	—	—	—	—
Vesting of performance-based stock units	1,272,210	—	—	—	—	—
Shares of restricted stock returned to the Company under net share settlements to satisfy tax withholding obligations	(1,884,479)	—	(4,980)	—	—	(4,980)
Stock-based compensation expense	—	—	10,786	—	—	10,786
Other comprehensive loss	—	—	—	—	(44)	(44)
Net loss	—	—	—	(61,360)	—	(61,360)
Balances, June 30, 2026	178,771,961	$18	$1,981,940	$(1,595,909)	$6,523	$392,572

See notes to the unaudited condensed consolidated financial statements.

RIBBON COMMUNICATIONS INC.

Condensed Consolidated Statements of Stockholders’ Equity (continued)

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

RIBBON COMMUNICATIONS INC.

Condensed Consolidated Statements of Cash Flows

(in thousands)

(unaudited)

	Six months ended
	June 30,	June 30,
	2026	2025
Cash flows from operating activities:
Net loss	$(61,360)	$(37,320)
Adjustments to reconcile net loss to cash flows used in operating activities:
Depreciation and amortization of property and equipment	9,131	7,757
Amortization of intangible assets	20,067	22,795
Amortization of debt issuance costs and original issue discount	1,476	1,401
Stock-based compensation	10,786	8,775
Deferred income taxes	(8,470)	(8,984)
Change in fair value of warrant liability	(912)	(1,641)
Foreign currency exchange losses	2,844	587
Changes in operating assets and liabilities:
Accounts receivable	10,395	4,578
Inventory	(11,319)	(2,820)
Other operating assets	1,038	(186)
Accounts payable	9,128	5,083
Accrued expenses and other long-term liabilities	(13,187)	(11,030)
Deferred revenue	(3,114)	6,675
Net cash used in operating activities	(33,497)	(4,330)
Cash flows from investing activities:
Purchases of property and equipment	(7,368)	(17,831)
Purchases of software licenses	(553)	—
Net cash used in investing activities	(7,921)	(17,831)
Cash flows from financing activities:
Borrowings under revolving line of credit	15,000	—
Principal payments on revolving line of credit	(15,000)	—
Principal payments of term debt	(4,375)	(1,750)
Payment of debt issuance costs	(977)	—
Proceeds from the exercise of stock options	—	6
Payment of tax obligations related to vested stock awards and units	(4,980)	(3,396)
Repurchase of common stock	(824)	(2,253)
Net cash used in financing activities	(11,156)	(7,393)
Effect of exchange rate changes on cash and cash equivalents	(74)	1,349
Net decrease in cash and cash equivalents	(52,648)	(28,205)
Cash, cash equivalents and restricted cash, beginning of year	98,131	90,479
Cash, cash equivalents and restricted cash, end of period	$45,483	$62,274

See notes to the unaudited condensed consolidated financial statements.

RIBBON COMMUNICATIONS INC.

Condensed Consolidated Statements of Cash Flows (continued)

(in thousands)

(unaudited)

	Six months ended
	June 30,	June 30,
	2026	2025
Supplemental disclosure of cash flow information:
Interest paid	$17,526	$19,167
Income taxes paid	$4,200	$7,716
Income tax refunds received	$327	$474
Supplemental disclosure of non-cash investing activities:
Capital expenditures incurred, but not yet paid	$1,303	$5,436
Inventory transfers to property and equipment	$549	$874
Software licenses purchased, but not yet paid	$553	$—
Supplemental disclosure of non-cash financing activities:
Warrant liability released to additional paid-in-capital	$—	$150
Fair value of vested restricted and performance-based stock grants	$13,923	$11,253

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

Significant Accounting Policies

The Company’s significant accounting policies are disclosed in Note 2 to the Consolidated Financial Statements included in the Annual Report. There were no material changes to the Company’s significant accounting policies during the six months ended June 30, 2026.

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

Factoring of accounts receivable and associated fees for the three and six months ended June 30, 2026 and 2025 were as follows (in thousands):

	Three months ended		Six months ended
	June 30,	June 30,	June 30,	June 30,
	2026	2025	2026	2025
Accounts receivable sold	$36,905	$25,957	$71,073	$54,723
Less: factoring fees	(783)	(577)	(1,354)	(1,050)
Net cash proceeds	$36,122	$25,380	$69,719	$53,673

Recent Accounting Pronouncements

In December 2025, the Financial Accounting Standards Board (the "FASB") issued ASU 2025-11, Interim Reporting (Topic 270): Narrow-Scope Improvements (“ASU 2025-11”), to improve the navigability of the required interim disclosures, to clarify when that guidance is applicable and to enhance disclosure requirements. The amendments add to Topic 270 a principle that requires entities to disclose events since the end of the last annual reporting period that have a material impact on the entity. ASU 2025-11 will be effective for the Company beginning with its 2028 interim and annual financial statements, with early adoption permitted. The Company believes this ASU will have no material impact on its condensed consolidated financial statements.

In December 2025, the FASB issued ASU 2025-10, Government Grants (Topic 832): Accounting for Government Grants Received by Business Entities (“ASU 2025-10”), to clarify the appropriate accounting, reduce diversity in practice, and increase consistency across business entities. ASU 2025-10 will be effective for us beginning with our 2029 interim and annual financial statements, with early adoption permitted. The Company believes this ASU will have no material impact on its condensed consolidated financial statements.

In November 2025, the FASB issued ASU 2025-09, Derivatives and Hedging (Topic 815): Hedge Accounting Improvements (“ASU 2025-09”), to enhance hedge accounting guidance and better align it with entities’ risk management activities. The amendments expand eligibility for hedge accounting, simplify certain requirements, and address issues related to reference rate reform. Key changes include allowing cash flow hedge accounting for “choose-your-rate” debt instruments, introducing a principles-based “similar risk exposure” criterion for grouping forecasted transactions, permitting component hedging for nonfinancial forecasted transactions, and clarifying the

RIBBON COMMUNICATIONS INC.

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

treatment of certain derivative structures. ASU 2025-09 will be effective for the Company beginning with its 2027 interim and annual financial statements, with early adoption permitted. The Company is currently evaluating the impact of this accounting standard on its condensed consolidated financial statements and related disclosures.

In September 2025, the Financial Accounting Standards Board (the "FASB") issued ASU 2025-06, Intangibles- Goodwill and Other- Internal-Use Software (Subtopic 350-40): Targeted Improvements to the Accounting for Internal-Use Software (“ASU 2025-06”). To clarify how the accounting guidance applies to both linear and nonlinear software development, this standard removes all references to “development stages” from ASC 350-40. ASU 2025-06 will be effective for the Company beginning with its 2028 interim and annual financial statements, with early adoption permitted as of the beginning of an annual reporting period. The Company is currently evaluating the impact of this accounting standard on its condensed consolidated financial statements and related disclosures.

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

The shares used to compute loss per share were as follows (in thousands):

	Three months ended		Six months ended
	June 30,	June 30,	June 30,	June 30,
	2026	2025	2026	2025
Weighted average shares outstanding—basic	177,251	176,749	176,460	176,237
Potential dilutive common shares	—	—	—	—
Weighted average shares outstanding—diluted	177,251	176,749	176,460	176,237

Options to purchase the Company’s common stock and unvested restricted and performance-based stock units totaling 12.8 million and 13.6 million shares as of June 30, 2026 and 2025, respectively, were excluded from the computation of diluted loss per share because their effect would have been antidilutive.

In connection with a private placement completed in March 2023, the Company issued 4.9 million warrants to purchase shares of the Company’s common stock at an exercise price of $3.77 per share, 4.7 million of which remain outstanding following the June 2024 redemption of the related preferred stock. No warrant exercises occurred during the six months ended June 30, 2026. In the six months ended June 30, 2025, holders exercised 0.2 million warrants, and the remaining warrants continue to remain outstanding without modification (See Note 11).

RIBBON COMMUNICATIONS INC.

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

The potential number of dilutive shares from the warrants outstanding totaled 4.7 million shares as of June 30, 2026 and 2025, respectively. There was no impact on weighted average shares outstanding from these warrants for the six months ended June 30, 2026 as the average market price of the Company’s common stock was below the exercise price of $3.77 per share and their effect would have been antidilutive. For the six months ended June 30, 2025, 0.2 million warrants would have been included in the calculation of diluted loss per share but had no impact due to the Company’s net loss position.

(3) INVENTORY

Inventory at June 30, 2026 and December 31, 2025 consisted of the following (in thousands):

	June 30,	December 31,
	2026	2025
On-hand assemblies and finished goods inventories	$103,283	$92,981
Deferred cost of goods sold	2,888	2,421
	106,171	95,402
Less noncurrent portion (included in Other assets)	(18,360)	(16,596)
Current portion	$87,811	$78,806

(4) INTANGIBLE ASSETS AND GOODWILL

The Company’s intangible assets at June 30, 2026 and December 31, 2025 consisted of the following (in thousands):

	Weighted
	average
	amortization			Net
	period		Accumulated	carrying
June 30, 2026	(years)	Cost	amortization	value
Developed technology	7.84	$340,380	$289,571	$50,809
Customer relationships	11.86	268,140	195,613	72,527
Software licenses	3.00	6,855	5,807	1,048
Trade names	3.88	5,000	5,000	—
		$620,375	$495,991	$124,384

	Weighted
	average
	amortization			Net
	period		Accumulated	carrying
December 31, 2025	(years)	Cost	amortization	value
Developed technology	7.84	$340,380	$281,000	$59,380
Customer relationships	11.86	268,140	184,462	83,678
Software licenses	3.00	5,748	5,462	286
Trade names	3.88	5,000	5,000	—
		$619,268	$475,924	$143,344

RIBBON COMMUNICATIONS INC.

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

Estimated future amortization expense for the Company’s intangible assets at June 30, 2026 was as follows (in thousands):

Years ending December 31,
Remainder of 2026	$19,443
2027	34,347
2028	23,769
2029	18,380
2030	7,723
2031	5,927
Thereafter	14,795
$124,384

There were no changes to the carrying value of the Company’s goodwill in the six months ended June 30, 2026. The components of goodwill at both June 30, 2026 and December 31, 2025 were as follows (in thousands):

	Cloud and	IP Optical
	Edge	Networks	Total
Goodwill	$392,302	$191,996	$584,298
Accumulated impairment losses	(167,406)	(116,000)	(283,406)
	$224,896	$75,996	$300,892

(5) FAIR VALUE HIERARCHY

The carrying amounts of the Company’s cash equivalents, accounts receivable, accounts payable and borrowings under a revolving credit facility in the condensed consolidated balance sheets approximate fair value due to the immediate or short-term nature of these financial instruments. The carrying amount of the Company’s term debt at June 30, 2026 and December 31, 2025 also approximates fair value, based on prevailing market conditions. The Company’s warrant liability had a fair value of $1.0 million and $1.9 million as of June 30, 2026 and December 31, 2025, respectively.

Fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. As such, fair value is a market-based measurement that should be determined based on assumptions that market participants would use in pricing an asset or a liability. The three-tier fair value hierarchy is based on the level of independent, objective evidence surrounding the inputs used to measure fair value. A financial instrument’s classification within the fair value hierarchy is based upon the lowest level of inputs that is significant to the fair value measurement. The fair value hierarchy is as follows:

●	Level 1 applies to assets or liabilities for which there are quoted prices in active markets for identical assets or liabilities. The Company had no assets or liabilities fair valued using Level 1 inputs at June 30, 2026 or December 31, 2025.
●	Level 2 applies to assets or liabilities for which there are inputs that are directly or indirectly observable in the marketplace, such as quoted prices for similar assets or liabilities in active markets or quoted prices for identical assets or liabilities in markets with insufficient volume or infrequent transactions (less active markets). At December 31, 2025, the Company determined the fair value of its defined benefit plans’ assets using Level 2 inputs. There were no significant changes to the Company’s defined benefit plans’ assets during the six months ended June 30, 2026 that required the calculation of their fair value as of June 30, 2026. Level 2 inputs were also used to determine the fair value of the Company’s derivative financial instruments at June 30, 2026.

RIBBON COMMUNICATIONS INC.

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

●	Level 3 applies to assets or liabilities for which there are unobservable inputs to the valuation methodology that are significant to the measurement of the fair value of the assets or liabilities. Level 3 inputs were used to determine the fair value of the Company’s warrants at June 30, 2026 and December 31, 2025.

The Company had no transfers between Level 2 and Level 3 fair value measurements during the three and six months ended June 30, 2026 or 2025.

(6) ACCRUED EXPENSES AND OTHER

Accrued expenses at June 30, 2026 and December 31, 2025 consisted of the following (in thousands):

	June 30,	December 31,
	2026	2025
Employee compensation and related costs	$31,708	$37,857
Professional fees	13,330	14,400
Taxes payable	5,576	5,541
Other	31,898	32,961
	$82,512	$90,759

(7) WARRANTY

The changes in the Company’s warranty accrual balance in the six months ended June 30, 2026 and 2025 were as follows (in thousands):

	Six months ended
	June 30,	June 30,
	2026	2025
Balance at beginning of year	$12,819	$12,300
Current period provisions	2,852	3,209
Settlements	(2,713)	(2,596)
Balance at end of period	$12,958	$12,913

At June 30, 2026, the Company’s accrual for product warranties was reflected in its condensed consolidated balance sheet as a current liability in Accrued expenses and other of $5.3 million, and as a long-term liability in Other long-term liabilities of $7.7 million.

(8) RESTRUCTURING AND FACILITIES CONSOLIDATION INITIATIVES

The Company recorded restructuring and related expense aggregating $4.4 million and $1.3 million in the three months ended June 30, 2026 and 2025, respectively and $6.5 million and $6.7 million in the six months ended June 30, 2026 and 2025, respectively. Restructuring and related expense includes restructuring expense (primarily severance and related costs), estimated future variable and other lease costs for vacated properties with no intent or ability to sublease, and accelerated rent amortization expense.

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

Accelerated amortization of lease assets is recognized from the date that the Company commences the plan to fully or partially vacate a facility, for which there is no intent or ability to enter into a sublease, through the final vacate date. Amounts of accelerated rent amortization that are included as a component of restructuring and related expense are excluded from the tables below, as the liability for lease payments for each respective facility is included as a component of Operating lease liabilities in the Company’s condensed consolidated balance sheets at June 30, 2026 and December 31, 2025 (see Note 17). The Company may incur additional future expense if it is unable to sublease other locations included in the facilities initiative.

The components of restructuring and related expense for the three and six months ended June 30, 2026 and 2025 were as follows (in thousands):

	Three months ended		Six months ended
	June 30,	June 30,	June 30,	June 30,
	2026	2025	2026	2025
Severance and related costs	$3,275	$137	$4,128	$2,413
Variable and other facilities-related costs	1,167	1,209	2,352	4,274
	$4,442	$1,346	$6,480	$6,687

The following table presents the rollforward of accrued restructuring liabilities for the Company’s restructuring plans for the six months ended June 30, 2026 (in thousands):

	2022 and Prior	2025	2026
	Restructuring	Restructuring	Restructuring
	Plans	Plan	Plan	Total
Balances, January 1, 2026	$806	$622	$8,461	$9,889
Charged to expense	1,313	40	5,127	6,480
Payments	(1,493)	(339)	(9,530)	(11,362)
Balances, June 30, 2026	$626	$323	$4,058	$5,007

2026 Restructuring Plan

During the fourth quarter of 2025, the Company’s President and Chief Executive Officer (“CEO”) approved a strategic restructuring program (the "2026 Restructuring Plan") that consists of workforce reductions in certain of the Company’s operating locations to correspond with current sales levels in those areas. Any positions eliminated in countries outside the United States are subject to local law and consultation requirements. In connection with the 2026 Restructuring Plan, the Company recorded restructuring and related expense of $3.8 million and $5.1 million in the three and six months ended June 30, 2026, respectively.

2025 Restructuring Plan

During the first quarter of 2025, the Company’s President and CEO approved a strategic restructuring program (as subsequently amended, the "2025 Restructuring Plan") that consists of workforce reductions in certain of the Company’s operating locations to correspond with current sales levels in those areas. The 2025 Restructuring Plan was amended in the third quarter of 2025 to reflect an increase in the scope of the proposed reductions. Any positions eliminated in countries outside the United States are subject to local law and consultation requirements. In connection with the 2025

RIBBON COMMUNICATIONS INC.

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

Restructuring Plan, the Company did not incur any restructuring and related expense in the three months ended June 30, 2026, but did incur nominal expense in the six months ended June 30, 2026. The Company recorded restructuring and related expense of $0.2 million and $2.6 million in the three and six months ended June 30, 2025, respectively.

2022 and Prior Restructuring Plans

Prior to December 31, 2022, the Company engaged in various restructuring activities that included consolidation of facilities and workforce reductions. Substantially all the ongoing costs incurred under such plans in the periods presented relate to variable and other facilities-related costs. In connection with these plans, the Company recorded restructuring and related expense of $0.6 million and $1.3 million in the three and six months ended June 30, 2026, respectively, and $1.2 million and $4.3 million in the three and six months ended June 30, 2025, respectively.

Balance Sheet Classification

The current portions of accrued restructuring and related expense were $4.7 million and $9.4 million at June 30, 2026 and December 31, 2025, respectively, and are included as components of Accrued expenses and other in the condensed consolidated balance sheets. The long-term portions of accrued restructuring and related expense are included as components of Other long-term liabilities in the condensed consolidated balance sheets. The long-term portions of accrued restructuring and related expense were $0.3 million and $0.5 million at June 30, 2026 and December 31, 2025, respectively.

RIBBON COMMUNICATIONS INC.

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

(9) DEBT

As of June 30, 2026, the Company had $337.8 million outstanding under its credit facility (the Credit Facility), all of which relate to its term loan. Scheduled quarterly principal repayments continued during the period in accordance with the terms of the Company’s Senior Secured Credit Facilities Credit Agreement (the “Credit Agreement”). There were no amounts outstanding under the Company’s revolving credit facility under its Credit Agreement, and the Company had $35.0 million of available borrowing capacity under the revolving credit facility as of June 30, 2026.

On May 5, 2026, the Company entered into the First Amendment and Limited Waiver to Credit Agreement (the “First Amendment”) with Ribbon Communications Operating Company, Inc., HPS Investment Partners, LLC, as administrative agent, and the consenting lenders. The First Amendment (1) waives compliance with the maximum consolidated net leverage ratio financial covenant as of and for the period ending June 30, 2026, (2) increases the Maximum Consolidated Net Leverage Ratio (as defined in the 2024 Credit Facility) to 4.50:1.00 as of and for the period ending September 30, 2026, and sets the ratio for all subsequent quarters to 4.00:1.00, and (3) modifies the applicable interest rate margins for any quarter in which the Consolidated Net Leverage Ratio exceeds 3.75:1.00 to 7.00%. Debt issuance costs associated with the First Amendment totaled $1.0 million and are being amortized on a straight-line basis over the remaining life of the 2024 Credit Facility to Interest expense, net.

The Company remained in compliance with all financial covenants under the Credit Facility as of June 30, 2026.

The Company had the following outstanding borrowings, unamortized debt issuance costs and original issue discount, letters of credit, interest rates, and remaining borrowing capacity under the Credit Facility as of June 30, 2026 and December 31, 2025:

	June 30,	December 31,
	2026	2025
Current portion of Term Debt	$8,750	$8,750

Long-term Debt, net of Current:
Long-term Debt, net of Current (Face Amount)	$329,000	$333,375
Original Issue Discount	(4,161)	(4,861)
Unamortized Debt Issuance Costs - Contra-Liability	(4,233)	(3,989)
Long-term Debt, net of Current	$320,606	$324,525

Total Face Amount of Borrowings	$337,750	$342,125

Unamortized Original Issue Discount and Debt Issuance Costs:
Other Assets	$838	$881
Long-Term Debt - Contra Liability	8,394	8,850
Total Unamortized Original Issue Discount and Debt Issuance Costs	$9,232	$9,731

Available Borrowing Capacity	$35,000	$35,000

Average Interest Rates:
Term Loan	9.9%	10.3%
Revolving line of credit	10.5%	—%

RIBBON COMMUNICATIONS INC.

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

The Company’s debt maturities as of June 30, 2026 were as follows:

Years ending December 31,
Remainder of 2026	$4,375
2027	13,125
2028	17,500
2029	302,750
$337,750

Letters of Credit and Other Guarantees

In the course of its business, the Company uses letters of credit, bank guarantees, and surety bonds (collectively, "Guarantees"). The Company had $11.5 million and $11.1 million of Guarantees under various uncommitted facilities as of June 30, 2026 and December 31, 2025, respectively. The Company had no letters of credit outstanding under its Credit Facility as of June 30, 2026 or December 31, 2025. At June 30, 2026 and December 31, 2025, the Company had cash collateral of $2.0 million and $1.7 million supporting the Guarantees, respectively, which are reported as Restricted cash in the Company’s condensed consolidated balance sheets.

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

Amounts reported in Accumulated other comprehensive income related to the Company’s derivative are reclassified to product cost of revenue, service cost of revenue, research and development, sales and marketing, and general and administrative expenses in the condensed consolidated statement of operations.

The impact of the Company’s derivative financial instruments designated as cash flow hedges on the Company’s condensed consolidated statements of operations and condensed consolidated statements of comprehensive loss for the three and six months ended June 30, 2026 was as follows (in thousands):

	Three months ended	Six months ended
	June 30,	June 30,
	2026	2026
Amount recognized in other comprehensive income (loss) on the derivative (effective portion)	$(220)	$(524)
Amount reclassified from accumulated other comprehensive income to the condensed consolidated statement of operations	656	663
Unrealized gain on cash flow hedges, net of reclassifications into earnings	$436	$139

The Company expects that all amounts recorded in Accumulated other comprehensive income related to outstanding foreign exchange forward contracts will be reclassified into earnings within the next twelve months, as all contracts outstanding at June 30, 2026 mature no later than October 2026.

The Company's derivative asset designated as a hedging instrument and the related fair value and location in the condensed consolidated balance sheet at June 30, 2026 are as follows (in thousands):

June 30,
Balance sheet location	2026
Other current assets	$139

The aggregate notional amounts and maturities of the Company’s outstanding foreign exchange rate forward contracts at June 30, 2026 were as follows:

		Notional		Notional
Derivative Instrument		Amount		Amount	Maturity
Foreign exchange rate forward contracts (cash flow hedges)	USD	19,786	ILS	59,288	July 2026 - October 2026

The Company has classified the foreign exchange derivative aggregating $0.1 million at June 30, 2026 as Level 2 within the fair value hierarchy (see Note 5).

(11) PREFERRED STOCK AND WARRANTS

In connection with a private placement completed in March 2023, the Company issued 4.9 million warrants to purchase shares of the Company’s common stock at an exercise price of $3.77 per share, 4.7 million of which remain outstanding following the June 2024 redemption of the related preferred stock. No warrant exercises occurred during the

RIBBON COMMUNICATIONS INC.

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

six months ended June 30, 2026. In the six months ended June 30, 2025, holders exercised 0.2 million warrants, and the remaining warrants continue to be outstanding without modification. The Company accounts for the warrants as liability‑classified instruments under ASC 480, Distinguishing Liabilities from Equity, and remeasures them to fair value at each reporting date using a Black‑Scholes option‑pricing model. Changes in fair value are recognized within Other income, net in the condensed consolidated statements of operations.

The Company determined the fair value of the warrants using Level 3 inputs. The key assumptions into the model utilized were as follows as of June 30, 2026 and December 31, 2025:

	June 30,	December 31,
	2026	2025
Stock price	$2.34	$2.88
Strike price	$3.77	$3.77
Risk-free rate	4.00%	3.48%
Volatility	67.7%	50.7%
Dividend yield	0.0%	0.0%
Time to expiration (years)	0.8	1.2
Fair value of warrant per share	$0.22	$0.41

The changes in the Company’s warrant liabilities for the six months ended June 30, 2026 and 2025 were as follows (in thousands):

	Six months ended
	June 30,	June 30,
	2026	2025
Balance at beginning of year	$1,919	$8,064
Exercise of warrants	—	(150)
Fair value change	(912)	(1,641)
Balance at end of period	$1,007	$6,273

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

During the six months ended June 30, 2025, 176,658 of the warrants were exercised in cashless exercises, resulting in the issuance of 32,573 shares of the Company’s common stock at a weighted average fair value of $4.62 per share. There were 4,681,432 remaining warrants outstanding as of June 30, 2026.

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

RIBBON COMMUNICATIONS INC.

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

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

RIBBON COMMUNICATIONS INC.

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

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

The Company does not generally offer significant financing components in its contracts with customers. However, if a contract includes a significant financing component, the transaction price is adjusted for the time value of money. For the three and six months ended June 30, 2026, the impact of financing components was immaterial.

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

RIBBON COMMUNICATIONS INC.

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

Disaggregation of Revenue

The Company disaggregates its revenue from contracts with customers based on the nature of the products and services and the geographic regions in which each customer is domiciled. The Company’s total revenue for the three and six months ended June 30, 2026 and 2025 was disaggregated geographically as follows:

			Service revenue
	Product	Service revenue	(professional
Three months ended June 30, 2026	revenue	(maintenance)	services)	Total revenue
United States	$37,011	$34,977	$17,379	$89,367
Europe, Middle East and Africa	24,695	15,398	8,999	49,092
Asia Pacific	30,291	9,407	2,940	42,638
Other	3,563	6,240	1,440	11,243
	$95,560	$66,022	$30,758	$192,340

			Service revenue
	Product	Service revenue	(professional
Three months ended June 30, 2025	revenue	(maintenance)	services)	Total revenue
United States	$59,101	$33,546	$23,575	$116,222
Europe, Middle East and Africa	25,534	18,362	8,217	52,113
Asia Pacific	27,966	9,708	4,078	41,752
Other	2,456	6,681	1,359	10,496
	$115,057	$68,297	$37,229	$220,583

			Service revenue
	Product	Service revenue	(professional
Six months ended June 30, 2026	revenue	(maintenance)	services)	Total revenue
United States	$57,952	$68,710	$35,283	$161,945
Europe, Middle East and Africa	41,657	30,081	16,424	88,162
Asia Pacific	58,225	18,637	6,703	83,565
Other	5,840	12,261	3,173	21,274
	$163,674	$129,689	$61,583	$354,946

			Service revenue
	Product	Service revenue	(professional
Six months ended June 30, 2025	revenue	(maintenance)	services)	Total revenue
United States	$88,442	$66,870	$43,605	$198,917
Europe, Middle East and Africa	44,994	35,745	16,873	97,612
Asia Pacific	59,005	19,108	6,818	84,931
Other	4,607	12,996	2,799	20,402
	$197,048	$134,719	$70,095	$401,862

The Company’s product revenue from its direct sales program and from indirect sales through its channel partner program for the three and six months ended June 30, 2026 and 2025 was as follows (in thousands):

	Three months ended		Six months ended
	June 30,	June 30,	June 30,	June 30,
	2026	2025	2026	2025
Indirect sales through channel partner program	$32,566	$38,988	$51,895	$61,723
Direct sales	62,994	76,069	111,779	135,325
	$95,560	$115,057	$163,674	$197,048

RIBBON COMMUNICATIONS INC.

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

The Company’s product revenue from sales to enterprise customers and from sales to service provider customers for the three and six months ended June 30, 2026 and 2025 was as follows (in thousands):

	Three months ended		Six months ended
	June 30,	June 30,	June 30,	June 30,
	2026	2025	2026	2025
Sales to enterprise customers	$39,335	$39,052	$60,851	$62,284
Sales to service provider customers	56,225	76,005	102,823	134,764
	$95,560	$115,057	$163,674	$197,048

The Company’s product revenue and service revenue components by segment for the three and six months ended June 30, 2026 and 2025 were as follows (in thousands):

	Three months ended		Six months ended
	June 30,	June 30,	June 30,	June 30,
	2026	2025	2026	2025
Product revenue:
Cloud and Edge	$37,722	$56,112	$63,981	$87,973
IP Optical Networks	57,838	58,945	99,693	109,075
Total product revenue	$95,560	$115,057	$163,674	$197,048

Service revenue:
Maintenance:
Cloud and Edge	$51,878	$51,816	$102,110	$102,584
IP Optical Networks	14,144	16,481	27,579	32,135
Total maintenance revenue	66,022	68,297	129,689	134,719
Professional services:
Cloud and Edge	20,905	29,120	43,926	54,082
IP Optical Networks	9,853	8,109	17,657	16,013
Total professional services revenue	30,758	37,229	61,583	70,095
Total service revenue	$96,780	$105,526	$191,272	$204,814

Revenue Contract Balances

The timing of revenue recognition, billings and cash collections results in billed accounts receivable, unbilled receivables, which are contract assets, and customer advances and deposits, which are contract liabilities, in the Company’s condensed consolidated balance sheets. Amounts are billed as work progresses in accordance with agreed-upon contractual terms, either at periodic intervals or upon achievement of contractual milestones. Billing may occur subsequent to revenue recognition, resulting in contract assets. The Company may receive advances or deposits from its customers before revenue is recognized, resulting in contract liabilities which are classified as deferred revenue. These assets and liabilities are reported in the Company’s condensed consolidated balance sheets on a contract-by-contract basis as of the end of each reporting period. Changes in the contract asset and liability balances during the six months ended June 30, 2026 were not materially impacted by any factors other than billing and revenue recognition. Nearly all of the Company’s deferred revenue balance is related to services revenue, primarily customer support contracts. Unbilled receivables stem primarily from engagements where services have been performed; however, billing cannot occur until services are completed.

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

The changes in the Company’s accounts receivable, unbilled receivables and deferred revenue balances for the six months ended June 30, 2026 were as follows (in thousands):

		Unbilled	Deferred	Deferred
	Accounts	accounts	revenue	revenue
	receivable	receivable	(current)	(long-term)
Balance at January 1, 2026	$161,007	$70,878	$124,425	$31,654
Increase (decrease), net	(17,660)	5,978	(6,092)	2,978
Balance at June 30, 2026	$143,347	$76,856	$118,333	$34,632

The Company recognized approximately $70 million of revenue in the six months ended June 30, 2026 that was recorded as deferred revenue at December 31, 2025 and approximately $75 million of revenue in the six months ended June 30, 2025 that was recorded as deferred revenue at December 31, 2024. Of the Company’s deferred revenue reported as long-term in its condensed consolidated balance sheet at June 30, 2026, the Company expects that approximately $15 million will be recognized as revenue in 2027, approximately $8 million will be recognized as revenue in 2028 and approximately $12 million will be recognized as revenue in 2029 and beyond.

The Company applies the optional exemption of not disclosing the transaction price allocated to the remaining performance obligation for its contracts with an original duration of less than one year. In 2024, the Company entered into a contract with an existing customer that has revenue allocated to remaining performance obligations, which includes unearned revenue and amounts that will be invoiced and recognized as revenue in future periods of approximately $155 million and $171 million as of June 30, 2026 and December 31, 2025, respectively. At this time, the Company expects to recognize the majority of the revenue related to this contract in the years 2026 through 2028.

All freight-related customer invoicing is recorded as revenue, while the shipping and handling costs that occur after control of the promised goods or services transfer to the customer are reported as fulfillment costs, a component of Cost of revenue - product in the Company’s condensed consolidated statements of operations.

Deferred Commissions Cost

Sales commissions earned by the Company’s employees are considered incremental and recoverable costs of obtaining a contract with a customer. These costs have been deferred on our condensed consolidated balance sheet and are being amortized over the expected life of the customer contract, which is generally five years. At June 30, 2026 and December 31, 2025, the Company had $2.1 million of deferred sales commissions capitalized.

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

RIBBON COMMUNICATIONS INC.

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

The tables below present significant segment expenses regularly reviewed by the CODM for the three and six months ended June 30, 2026 and 2025 (in thousands):

	Three months ended		Six months ended
	June 30,	June 30,	June 30,	June 30,
	2026	2025	2026	2025
Segment revenue:
Cloud and Edge	$110,505	$137,048	$210,017	$244,639
IP Optical Networks	81,835	83,535	144,929	157,223
Revenue	$192,340	$220,583	$354,946	$401,862

	Three months ended		Six months ended
	June 30,	June 30,	June 30,	June 30,
	2026	2025	2026	2025
Segment adjusted gross profit:
Cloud and Edge	$66,069	$84,854	$122,591	$152,150
IP Optical Networks	28,842	29,961	46,777	50,775
Total segment adjusted gross profit	94,911	114,815	169,368	202,925

Reconciliation of segment adjusted gross profit to gross profit and loss before income taxes
Stock-based compensation expense	(214)	(231)	(418)	(583)
Amortization of acquired technology	(4,354)	(5,277)	(8,916)	(10,665)
Gross profit	90,343	109,307	160,034	191,677

Research and development expense	44,858	44,696	89,303	88,264
Sales and marketing expense	33,124	32,536	65,393	64,324
General and administrative expense	14,643	16,630	31,621	31,758
Amortization of acquired intangible assets	5,495	5,975	11,151	12,130
Acquisition-, disposal- and integration-related expense	—	3,898	—	3,898
Restructuring and related expense	4,442	1,346	6,480	6,687
Interest expense, net	10,685	10,977	20,441	21,477
Other expense (income), net	2,258	2,159	1,744	(970)
Loss before income taxes	$(25,162)	$(8,910)	$(66,099)	$(35,891)

	Three months ended		Six months ended
	June 30,	June 30,	June 30,	June 30,
	2026	2025	2026	2025
Segment depreciation expense:
Cloud and Edge	$2,564	$2,399	$4,886	$4,752
IP Optical Networks	2,107	1,889	4,245	3,005
Depreciation expense	$4,671	$4,288	$9,131	$7,757

RIBBON COMMUNICATIONS INC.

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

(14) MAJOR CUSTOMERS

The following customers contributed 10% or more of the Company’s revenue in the three and six months ended June 30, 2026 and 2025:

	Three months ended		Six months ended
	June 30,	June 30,	June 30,	June 30,
	2026	2025	2026	2025
Verizon Communications Inc.	13%	21%	13%	18%
Bharti Telecom Limited	10%	*	12%	*
* Less than 10% of total revenue

At June 30, 2026 and December 31, 2025, no customer accounted for 10% or more of the Company’s accounts receivable balance. The Company performs ongoing credit evaluations of its customers and generally does not require collateral on accounts receivable. The Company maintains an allowance for doubtful accounts and such losses have historically been within management’s expectations.

(15) COMMON STOCK REPURCHASES

In the second quarter of 2025, the Company's Board of Directors approved a program to repurchase up to $50 million of the Company’s common stock (the “2025 Repurchase Program” or the “Repurchase Program”). Commencing on June 5, 2025 and continuing through December 31, 2027, the Repurchase Program is being funded with cash on hand or cash generated from operations. During the six months ended June 30, 2026, the Company used $0.8 million, including transaction fees, to repurchase and retire 0.4 million shares of its common stock under the Repurchase Program. Since the start of the Repurchase Program, the Company has used $9.8 million, including transaction fees, to repurchase and retire 2.9 million shares of its common stock. Repurchases are subject to the terms of the Company’s Credit Facility, which limits aggregate share repurchases to $15 million and subjects such repurchases to compliance with specified financial covenants and leverage requirements.

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

Executive Equity Arrangements

Performance-Based Stock Grants

In addition to granting RSAs and RSUs to its executives and certain of its employees, the Company also grants PSUs to certain of its executives and certain other employees. Vesting periods for RSAs, RSUs, and PSUs granted range from one to three years. PSUs granted consist of 60% that have both performance and service conditions (the "Performance PSUs") and 40% that have both market and service conditions (the "Market PSUs"). Each Performance PSU is comprised of three consecutive fiscal year performance periods beginning in the year of grant, with one-third of the Performance PSUs attributable to each fiscal year performance period. The Market PSUs have one three-year performance period, beginning January 1 in the year of grant and ending on December 31, three years thereafter. The number of shares of common stock underlying the PSUs that can be earned will not exceed 150% of the target Performance PSUs or 200% of the target Market PSUs. Shares subject to PSUs that fail to be earned will be forfeited.

RIBBON COMMUNICATIONS INC.

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

Restricted Stock Units

The activity related to the Company’s RSUs for the six months ended June 30, 2026 was as follows:

		Weighted
		Average
		Grant Date
	Shares	Fair Value
Unvested balance at January 1, 2026	9,928,256	$3.12
Granted	3,163,781	$2.72
Vested	(4,008,489)	$3.58
Forfeited	(275,065)	$3.44
Unvested balance at June 30, 2026	8,808,483	$3.27

The total grant date fair value of shares of restricted stock underlying RSUs that vested during the six months ended June 30, 2026 was $14.3 million.

Performance-Based Stock Units

The activity related to the Company’s PSUs for the six months ended June 30, 2026 was as follows:

		Weighted
		Average
		Grant Date
	Shares	Fair Value
Unvested balance at January 1, 2026	5,054,723	$3.93
Granted	1,546,236	$2.88
Vested	(1,272,210)	$3.79
Forfeited	(1,330,797)	$3.24
Unvested balance at June 30, 2026	3,997,952	$3.80

The total grant date fair value of shares of restricted stock underlying PSUs that vested during the six months ended June 30, 2026 was $4.8 million.

Stock-Based Compensation

The condensed consolidated statements of operations include stock-based compensation for the three and six months ended June 30, 2026 and 2025 as follows (in thousands):

	Three months ended		Six months ended
	June 30,	June 30,	June 30,	June 30,
	2026	2025	2026	2025
Product cost of revenue	$39	$33	$82	$99
Service cost of revenue	175	198	336	484
Research and development	460	455	937	1,180
Sales and marketing	1,103	1,066	2,233	2,239
General and administrative	3,052	2,725	7,198	4,773
	$4,829	$4,477	$10,786	$8,775

RIBBON COMMUNICATIONS INC.

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

At June 30, 2026, there was $29.0 million, net of expected forfeitures, of unrecognized stock-based compensation expense related to unvested RSUs and PSUs. This expense is expected to be recognized over a weighted average period of approximately two years.

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

Right-of-use assets and lease liabilities are initially measured based on the present value of the future minimum fixed lease payments (i.e., fixed payments in the lease contract) over the lease term at the commencement date. As the Company’s existing leases do not have a readily determinable implicit rate, the Company uses its incremental borrowing rate based on the information available at the commencement date in determining the present value of future minimum fixed lease payments. The Company calculates its incremental borrowing rate to reflect the interest rate that it would have to pay to borrow on a collateralized basis an amount equal to the lease payments in a similar economic environment over a similar term and considers its historical borrowing activities and market data from entities with comparable credit ratings in this determination. The measurement of the right-of-use asset also includes any lease payments made prior to the commencement date (excluding any lease incentives) and initial direct costs incurred. The Company assessed its right-of-use assets for impairment as of June 30, 2026 and December 31, 2025 and determined no impairment has occurred.

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

Certain leased facilities are being partially or fully vacated as part of the 2022 Restructuring Plan and for some of those facilities, the Company has no plans to enter into sublease agreements. Accordingly, the Company may accelerate the amortization of those lease assets through the planned cease-use date of each facility, resulting in additional amortization expense. No such accelerated amortization was recorded in three and six months ended June 30, 2026 or 2025. The Company did not record estimated future variable lease costs in the three and six months ended June 30, 2026 or 2025 related to the 2022 Restructuring Plan.

All incremental accelerated amortization and accruals for estimated future variable costs are included in Restructuring and related expense in the Company’s condensed consolidated statements of operations. At June 30, 2026 and December 31, 2025, the Company had accruals of $0.6 million and $0.8 million, respectively, for all future

RIBBON COMMUNICATIONS INC.

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

anticipated variable lease costs related to these facilities. The Company may incur additional future expense if it is unable to sublease other locations included in the facilities initiative.

The Company leases its corporate offices and other facilities under operating leases, which expire at various times through 2036.

The Company’s right-of-use lease assets and lease liabilities at June 30, 2026 and December 31, 2025 were as follows (in thousands):

		June 30,	December 31,
	Classification	2026	2025
Assets:
Operating lease assets	Operating lease right-of-use assets	$41,895	$46,240

Liabilities:
Current Operating	Operating lease liabilities	$11,655	$11,699
Non-Current Operating	Operating lease liabilities, net of current	56,000	60,159
Total Operating lease liabilities		$67,655	$71,858

The components of lease expense for the three and six months ended June 30, 2026 and 2025 were as follows (in thousands):

	Three months ended		Six months ended
	June 30,	June 30,	June 30,	June 30,
	2026	2025	2026	2025
Operating lease cost*	$3,669	$3,597	$7,359	$6,822
Short-term lease cost	3,533	3,553	7,104	7,080
Variable lease costs (costs excluded from minimum fixed lease payments)**	1,483	867	2,997	1,739
Sublease income	(46)	(96)	(112)	(216)
Net lease cost	$8,639	$7,921	$17,348	$15,425
*	No accelerated amortization was recorded in the three and six months ended June 30, 2026 or 2025.
**

No variable lease costs were expensed in the three and six months ended June 30, 2026 or 2025 for future estimated variable expenses related to certain assets partially or fully vacated with no intent or ability to sublease.

Cash flows related to the Company’s leases included in the measurement of operating lease liabilities were classified as operating cash flows and totaled $8.8 million and $7.7 million in the six months ended June 30, 2026 and 2025, respectively.

The Company’s non-cash investing and financing activities in the six months ended June 30, 2025 related to the addition of operating leases resulted in right-of-use assets (“ROUs”) obtained in exchange for lease obligations of $17.3 million and operating lease liabilities recorded of $28.0 million. There were no material non‑cash investing or financing activities related to operating leases in the six months ended June 30, 2026.

RIBBON COMMUNICATIONS INC.

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

Other information related to the Company’s leases as of June 30, 2026 and December 31, 2025 was as follows (in thousands):

	June 30,	December 31,
	2026	2025
Weighted average remaining lease term (years):
Operating leases	6.77	6.91
Weighted average discount rate:
Operating leases	9.59%	9.50%

Future minimum fixed lease payments under noncancelable leases at June 30, 2026 were as follows (in thousands):

Operating
leases
Remainder of 2026	$8,914
2027	16,892
2028	14,210
2029	11,844
2030	8,752
2031 and beyond	33,380
Total lease payments	93,992
Less: interest	(26,337)
Present value of lease liabilities	$67,655

(18) INCOME TAXES

The Company recorded an income tax benefit of $4.7 million and an income tax provision $1.4 million in the six months ended June 30, 2026 and 2025, respectively. These amounts reflect the Company’s estimates of the effective rates expected to be applicable for the respective full years, adjusted for any discrete events, which are recorded in the period in which they occur. These estimates are reevaluated each quarter based on the Company’s estimated tax expense for the full fiscal year. The estimated effective tax rate includes the impact of valuation allowances in various jurisdictions. The Company intends to continue to maintain a valuation allowance on its deferred tax assets until there is sufficient evidence to support the reversal of all or some portion of the respective allowances.

(19) RELATED PARTIES

The Company recognized revenue from its largest stockholder of $1.1 million and $1.3 million in the three months ended June 30, 2026 and 2025, respectively, and $2.1 million and $3.0 million in the six months ended June 30, 2026 and 2025, respectively. As of June 30, 2026, the Company had accounts receivable of $6.5 million outstanding from its largest stockholder, compared to $8.5 million as of December 31, 2025.

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

RIBBON COMMUNICATIONS INC.

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

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

At June 30, 2026, the Company had $3.3 million of unpaid royalties accrued. The Company’s maximum possible future royalties commitment at June 30, 2026 of $11.6 million, including interest of $0.8 million, was based upon estimates of future sales of product and services and the grants received from the IIA not yet repaid.

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

Charter Complaint. On September 19, 2022, Charter Communications Operating, LLC (“Charter”) filed two complaints against two of our subsidiaries (Sonus Networks, Inc. and Ribbon Communications Operating Company, Inc.) alleging breach of contract with respect to indemnification obligations purportedly owed to Charter in connection with Charter’s legal dispute with Sprint Communications Company L.P., which was settled by Charter in March 2022. One complaint was filed in the Supreme Court of the State of New York, in New York County; the second complaint was filed by Charter as well as co-plaintiffs Charter Communications Holding Company, LLC and Bright House Networks, LLC, in the Superior Court of the State of Delaware in and for New Castle County. In both complaints, Charter is seeking monetary damages. The Company filed its answer to the first complaint filed in New York on December 7, 2022 and to the second complaint filed in Delaware on January 9, 2023. On May 14, 2025, the Delaware court granted the Company’s dispositive motion for summary judgment and denied Charter’s motion for partial summary judgment. Charter appealed the Delaware court’s decision, but on December 18, 2025, the Delaware Supreme Court affirmed the lower court’s judgment. This resolved the case in Delaware. On May 28, 2026, the New York court also granted the Company’s dispositive motion for summary judgment and denied Charter’s motion for partial summary judgment. Charter has appealed the New York court’s decision.

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

Key Trends and Economic Factors Affecting Ribbon

Tariffs. The global trade landscape continues to be highly volatile. In 2025, the U.S. government implemented a series of trade tariffs on goods imported into the U.S. from various countries. In many cases, these tariffs resulted in reciprocal tariffs and other actions on goods being exported from the U.S. These associated tariffs are complex and continue to evolve as negotiations occur. In February 2026, the U.S. Supreme Court ruled that the International Emergency Economic Powers Act (“IEEPA”), which the U.S. government relied on to impose certain tariffs, does not authorize the administration to impose tariffs. On March 4, 2026, the U.S. Court of International Trade ordered the U.S. Customs and Border Protection (“CBP”) to process refunds of the IEEPA tariffs, although the Court immediately suspended the order while the CBP determines a refund process. The IEEPA tariffs remain subject to ongoing litigation between the administration and other parties. In response to the U.S. Supreme Court ruling mentioned above, the administration announced plans to implement new tariffs under alternative statutory authority and recently announced its intention not to renew the existing U.S.-Mexico-Canada Agreement (“USMCA”) on which we rely for the importation of many of our products from our contract manufacturer in Mexico. The full impact of the U.S. Supreme Court’s ruling and the administration’s response, including the timing and extent of any refunds and the impact of the new tariffs or the proposed termination of the USMCA, remain uncertain. While the announced tariffs have not had a material impact on our business to date, new or proposed tariffs, including exemptions under existing trade agreements or otherwise, could result in additional expenses for products we import into the United States. In addition, the economic uncertainty caused by the tariffs may result in customers delaying planned purchases of products and services.

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

The United States and European countries have imposed sanctions and trade restrictions against Russia in connection with the war in Ukraine. These sanctions and restrictions currently prohibit our ability to sell hardware products in Russia or provide any replacement parts in Russia. The sanctions continue to evolve and further changes in the current sanctions or trade restrictions could further limit our ability to sell products and services to customers in Russia, our ability to collect on outstanding accounts receivable from such customers, and our ability to repatriate funds. If we are further limited in our ability to sell products and services to Russia and other countries for an extended period, it could have a material impact on our financial results.

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

Financial Overview

Financial Results

We reported a loss from operations of $12.2 million and income from operations of $4.2 million for the three months ended June 30, 2026 and 2025, respectively. We reported a loss from operations of $43.9 million and $15.4 million for the six months ended June 30, 2026 and 2025, respectively.

Our revenue was $192.3 million and $220.6 million in the three months ended June 30, 2026 and 2025, respectively. Our gross profit and gross margin were $90.3 million and 47.0%, respectively, in the three months ended June 30, 2026, and $109.3 million and 49.6%, respectively, in the three months ended June 30, 2025. The lower revenue in the three months ended June 30, 2026 compared to 2025 is due to $26.5 million lower Cloud and Edge revenue and $1.7 million lower IP Optical Networks revenue. The IP Optical Networks revenue was lower primarily due to $1.1 million of lower product sales, and lower professional services sales and maintenance revenue of $0.6 million. The lower Cloud and Edge revenue was attributable to $18.4 million of lower product sales and $8.1 million of lower professional services sales and maintenance revenue. Our revenue was $354.9 million and $401.9 million in the six months ended June 30, 2026 and 2025, respectively. Our gross profit and gross margin were $160.0 million and 45.1%, respectively, in the six months ended June 30, 2026, and $191.7 million and 47.7%, respectively, in the six months ended June 30, 2025. The lower revenue in the six months ended June 30, 2026 compared to 2025 is due to $34.6 million of lower Cloud and Edge revenue, and $12.3 million of IP Optical Networks revenue. The lower Cloud and Edge revenue was attributable to $24.0 million of lower product sales and $10.6 million of lower professional services and maintenance revenue. The lower IP Optical Networks revenue was due to $9.4 million of lower product sales plus $2.9 million of lower maintenance and professional services revenue.

Revenue from our Cloud and Edge segment was $110.5 million and $137.0 million in the three months ended June 30, 2026 and 2025, respectively. Gross profit and gross margin for this segment were $65.7 million and 59.5%, respectively, in the three months ended June 30, 2026, and $83.7 million and 61.1%, respectively, in the three months ended June 30, 2025. Revenue from our Cloud and Edge segment was $210.0 million and $244.6 million in the six months ended June 30, 2026 and 2025, respectively. Gross profit and gross margin for this segment were $121.9 million and 58.0%, respectively, in the six months ended June 30, 2026, and $149.8 million and 61.2%, respectively, in the six months ended June 30, 2025.

Revenue from our IP Optical Networks segment was $81.8 million and $83.5 million in the three months ended June 30, 2026 and 2025, respectively. Gross profit and gross margin for this segment were $24.6 million and 30.1%, respectively, in the three months ended June 30, 2026, and $25.6 million and 30.6%, respectively, in the three months ended June 30, 2025. Revenue from our IP Optical Networks segment was $144.9 million and $157.2 million in the six months ended June 30, 2026 and 2025, respectively. Gross profit and gross margin for this segment were $38.1 million and 26.3%, respectively, in the six months ended June 30, 2026, and $41.8 million and 26.6%, respectively, in the six months ended June 30, 2025.

Our operating expenses were $102.6 million and $105.1 million in the three months ended June 30, 2026 and 2025, respectively, and $203.9 million and $207.1 million in the six months ended June 30, 2026 and 2025, respectively. The decreased operating expenses in the three months ended June 30, 2026 as compared to the three months ended June 30, 2025, were primarily attributable to $3.9 million lower acquisition-, disposal- and integration-related expense, $2.0 million lower general and administrative expense, partially offset by $3.1 million higher restructuring and related expense. The decreased operating expenses in the six months ended June 30, 2026 as compared to the six months ended June 30, 2025, were primarily attributable to $3.9 million lower acquisition-, disposal- and integration-related expense, $1.0 million lower amortization of acquired intangible assets, partially offset by $1.1 million higher sales and marketing expense and $1.0 million higher research and development expense. Operating expenses for the three months ended June 30, 2026 included $5.5 million of amortization of acquired intangible assets and $4.4 million of restructuring and related expense. Operating expenses for the three months ended June 30, 2025 included $6.0 million of amortization of acquired intangible assets, $3.9 million of acquisition-, disposal- and integration-related expense and $1.3 million of restructuring and related expense. Operating expenses for the six months ended June 30, 2026 included $11.2 million of amortization of acquired intangible assets and $6.5 million of restructuring and related expense. Operating expenses for the six months ended June 30, 2025 included $12.1 million of amortization of acquired intangible assets, $6.7 million of restructuring and related expense and $3.9 million of acquisition-, disposal- and integration-related expense.

We recorded stock-based compensation expense of $4.8 million and $4.5 million in the three months ended June 30, 2026 and 2025, respectively and $10.8 million and $8.8 million in the six months ended June 30, 2026 and 2025, respectively. These amounts are included as components of both Cost of revenue and Operating expenses in our condensed consolidated statements of operations.

See "Results of Operations" in this MD&A for a discussion of the changes in our revenue and expenses for three and six months ended June 30, 2026 compared to three and six months ended June 30, 2025.

Restructuring and Cost Reduction Initiatives

During the fourth quarter of 2025, our President and CEO approved a strategic restructuring program (the "2026 Restructuring Plan") that consists of workforce reductions in certain of the Company’s operating locations to correspond with current sales levels in those areas. Any potential positions eliminated in countries outside the United States are subject to local law and consultation requirements. In connection with the 2026 Restructuring Plan, we recorded restructuring and related expense of $3.8 million and $5.1 million in the three and six months ended June 30, 2026, respectively. We anticipate that we will record additional expense of approximately $5 million in 2026 related to the 2026 Restructuring Plan.

During the first quarter of 2025, our President and CEO approved a strategic restructuring program (as subsequently amended, the "2025 Restructuring Plan") that consists of workforce reductions in certain of our operating locations to correspond with current sales levels in those areas. The 2025 Restructuring Plan was amended in the third quarter of 2025 to reflect an increase in the scope of the proposed reductions. Any potential positions eliminated in countries outside the United States are subject to local law and consultation requirements. In connection with the 2025 Restructuring Plan, we did not incur any restructuring and related expense in the three months ended June 30, 2026, but did incur nominal expense in the six months ended June 30, 2026. We recorded restructuring and related expense of $0.2 million and $2.6 million in the three and six months ended June 30, 2025, respectively. We anticipate that we will record nominal additional expense in 2026 for workforce reductions in connection with the 2025 Restructuring Plan.

In February 2022, our Board of Directors approved a strategic restructuring program (the "2022 Restructuring Plan") to streamline our operations in order to support our investment in critical growth areas. The 2022 Restructuring Plan includes, among other things, charges related to a consolidation of facilities and a workforce reduction. Any positions eliminated in countries outside the United States are subject to local law and consultation requirements. In connection with the 2022 Restructuring Plan, we recorded restructuring and related expense of $0.6 million and $1.2 million in the three months ended June 30, 2026 and 2025, respectively and $1.3 million and $4.3 million in the six months ended June 30, 2026 and 2025, respectively, for variable and other facilities-related costs. We anticipate that we will record approximately $1 million of expense in the remainder of 2026 related to the 2022 Restructuring Plan.

For facilities that are part of a restructuring plan, for which we have no intent or ability to enter into a sublease, we recognize accelerated rent amortization over the period from the date that we commence the plan to fully or partially vacate a facility through the final vacate date. We did not record accelerated rent amortization in the three and six months ended June 30, 2026 or 2025. We continue to evaluate our properties included in our restructuring plans for accelerated amortization and/or right-of-use asset impairment. We may incur additional expense in the future if we are unable to sublease other locations included in these initiatives.

Critical Accounting Policies and Estimates

This MD&A is based upon our condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. We base our estimates and judgments on historical experience, knowledge of current conditions and beliefs of what could occur in the future given available information. We consider certain accounting policies to be both those most important to the portrayal of our financial condition and those that require the most subjective judgment. The significant accounting policies that we believe are the most critical include revenue recognition, the valuation of inventory, warranty accruals, loss contingencies and reserves, stock-based compensation, the warrants, business combinations, goodwill and intangible assets, accounting for leases, and accounting for income taxes. If actual results differ significantly from management’s estimates and projections, there could be a material effect on our condensed consolidated financial statements. There were no significant changes to our critical accounting policies from January 1, 2026 through June 30, 2026. For a further discussion of our critical accounting policies and estimates, please refer to our Annual Report on Form 10-K for the year ended December 31, 2025.

Results of Operations

Three and six months ended June 30, 2026 and 2025

Revenue. Revenue for the three and six months ended June 30, 2026 and 2025 was as follows (in thousands, except percentages):

			Decrease
	Three months ended		from prior year
	June 30,	June 30,
	2026	2025	$	%
Product	$95,560	$115,057	$(19,497)	(16.9)%
Service	96,780	105,526	(8,746)	(8.3)%
Total revenue	$192,340	$220,583	$(28,243)	(12.8)%

			Decrease
	Six months ended		from prior year
	June 30,	June 30,
	2026	2025	$	%
Product	$163,674	$197,048	$(33,374)	(16.9)%
Service	191,272	204,814	(13,542)	(6.6)%
Total revenue	$354,946	$401,862	$(46,916)	(11.7)%

Segment revenue for the three and six months ended June 30, 2026 and 2025 was as follows (in thousands):

	Three months ended June 30, 2026			Three months ended June 30, 2025
	Cloud and	IP Optical		Cloud and	IP Optical
	Edge	Networks	Total	Edge	Networks	Total
Product	$37,722	$57,838	$95,560	$56,112	$58,945	$115,057
Service	72,783	23,997	96,780	80,936	24,590	105,526
Total revenue	$110,505	$81,835	$192,340	$137,048	$83,535	$220,583

	Six months ended June 30, 2026			Six months ended June 30, 2025
	Cloud and	IP Optical		Cloud and	IP Optical
	Edge	Networks	Total	Edge	Networks	Total
Product	$63,981	$99,693	$163,674	$87,973	$109,075	$197,048
Service	146,036	45,236	191,272	156,666	48,148	204,814
Total revenue	$210,017	$144,929	$354,946	$244,639	$157,223	$401,862

The decrease in our product revenue in the three months ended June 30, 2026 compared to the three months ended June 30, 2025 was the result of $18.4 million of lower sales of our Cloud and Edge products and $1.1 million of lower sales of IP Optical Networks products. The decrease in our product revenue in the six months ended June 30, 2026 compared to the six months ended June 30, 2025 was the result of $24.0 million of lower sales of our Cloud and Edge products plus a $9.4 million decrease in sales of IP Optical Networks products. The decrease in revenue from the sale of Cloud and Edge products was primarily attributable to sales to a Tier 1 service provider and U.S. Federal agencies due to lower customer demand and delayed purchasing. These were partially offset by higher sales to global enterprise customers. IP Optical Networks revenue in the three months ended June 30, 2026 remained consistent with the previous year, growing modestly after accounting for the completion of a long-term support and maintenance contract.

Revenue from sales to enterprise customers was 33% and 29% of our total revenue in the three months ended June 30, 2026 and 2025, respectively. These sales were made through both our direct sales team and indirect sales channel partners. The increase in enterprise sales in the three months ended June 30, 2026 primarily reflects higher sales to IP Optical Networks enterprise customers. Revenue from sales to enterprise customers was 31% and 28% of our total revenue in the six months ended June 30, 2026 and 2025, respectively. The increase in enterprise sales primarily reflects higher Cloud and Edge revenue to the banking, financial and insurance industries, and other enterprise customers.

Revenue from indirect sales through our channel partner program was 34% of our product revenue in each of the three months ended June 30, 2026 and 2025, and 32% and 31% of our product revenue in the six months ended June 30, 2026 and 2025, respectively. Channel sales increased in the six months ended June 30, 2026 reflecting higher sales of products to enterprise customers.

The timing of the completion of customer projects and revenue recognition criteria satisfaction may cause our product revenue to fluctuate from one period to the next.

Service revenue is primarily comprised of software and hardware maintenance and support (“maintenance revenue”) and network design, installation and other professional services (“professional services revenue”).

Service revenue for the three and six months ended June 30, 2026 and 2025 was comprised of the following (in thousands, except percentages):

			Decrease
	Three months ended		from prior year
	June 30,	June 30,
	2026	2025	$	%
Maintenance	$66,022	$68,297	$(2,275)	(3.3)%
Professional services	30,758	37,229	(6,471)	(17.4)%
Total service revenue	$96,780	$105,526	$(8,746)	(8.3)%

			Decrease
	Six months ended		from prior year
	June 30,	June 30,
	2026	2025	$	%
Maintenance	$129,689	$134,719	$(5,030)	(3.7)%
Professional services	61,583	70,095	(8,512)	(12.1)%
Total service revenue	$191,272	$204,814	$(13,542)	(6.6)%

Segment service revenue for the three and six months ended June 30, 2026 and 2025 was comprised of the following (in thousands):

	Three months ended June 30, 2026			Three months ended June 30, 2025
	Cloud and	IP Optical		Cloud and	IP Optical
	Edge	Networks	Total	Edge	Networks	Total
Maintenance	$51,878	$14,144	$66,022	$51,816	$16,481	$68,297
Professional services	20,905	9,853	30,758	29,120	8,109	37,229
Total service revenue	$72,783	$23,997	$96,780	$80,936	$24,590	$105,526

	Six months ended June 30, 2026			Six months ended June 30, 2025
	Cloud and	IP Optical		Cloud and	IP Optical
	Edge	Networks	Total	Edge	Networks	Total
Maintenance	$102,110	$27,579	$129,689	$102,584	$32,135	$134,719
Professional services	43,926	17,657	61,583	54,082	16,013	70,095
Total service revenue	$146,036	$45,236	$191,272	$156,666	$48,148	$204,814

Total service revenue was lower by $8.7 million and $13.5 million in the three and six months ended June 30, 2026 compared to the three and six months ended June 30, 2025 due to lower maintenance revenue and lower professional services revenue.

Maintenance revenue decreased $2.3 million and $5.0 million in the three and six months ended June 30, 2026 compared to the three and six months ended June 30, 2025 due to lower revenue in our IP Optical Networks segment and relatively flat revenue in our Cloud and Edge segment. The decrease in our IP Optical Networks maintenance revenue is due to the completion of a legacy access maintenance contract with a European customer that completed in the fourth quarter of 2025.

Professional services revenue decreased $6.5 million and $8.5 million in the three and six months ended June 30, 2026 compared to the three and six months ended June 30, 2025 primarily driven from our Cloud and Edge segment. Our Cloud and Edge segment decrease was due to lower deployment services associated with a voice modernization project with one of our U.S. service providers, which we expect to increase in the upcoming quarters.

The following customers contributed 10% or more of our revenue in the three and six months ended June 30, 2026 and 2025:

	Three months ended		Six months ended
	June 30,	June 30,	June 30,	June 30,
Customer	2026	2025	2026	2025
Verizon Communications Inc.	13%	21%	13%	18%
Bharti Telecom Limited	10%	*	12%	*
* Less than 10% of total revenue.

Revenue earned from customers domiciled outside the United States was 54% and 47% in the three months ended June 30, 2026 and 2025, respectively, and 54% and 51% in the six months ended June 30, 2026 and 2025, respectively. Due to the timing of project completions, we expect that the domestic and international components as a percentage of our revenue may fluctuate from quarter to quarter and year to year.

Our deferred product revenue was $8 million and $7 million at June 30, 2026 and December 31, 2025, respectively. Our deferred service revenue was $145 million and $149 million at June 30, 2026 and December 31, 2025, respectively. Our deferred revenue balance may fluctuate as a result of the timing of revenue recognition, customer payments, maintenance contract renewals, contractual billing rights and maintenance revenue deferrals included in multiple element arrangements.

We expect total revenue in 2026 to decline slightly compared to 2025.

Cost of Revenue/Gross Margin. Our cost of revenue consists primarily of amounts paid to third-party manufacturers for purchased materials and services, royalties, amortization of acquired technology, inventory valuation adjustments, warranty costs, and manufacturing and services personnel and related costs. Our cost of revenue, gross profit and gross margin for the three and six months ended June 30, 2026 and 2025 were as follows (in thousands, except percentages):

			Decrease
	Three months ended		from prior year
	June 30,	June 30,
	2026	2025	$	%
Cost of revenue:
Product	$58,877	$66,746	(7,869)	(11.8)%
Service	38,766	39,253	(487)	(1.2)%
Amortization of acquired technology	4,354	5,277	(923)	(17.5)%
Total cost of revenue	$101,997	$111,276	(9,279)	(8.3)%

Gross profit	$90,343	$109,307	$(18,964)	(17.3)%
Gross margin	47.0%	49.6%

			Increase/(decrease)
	Six months ended		from prior year
	June 30,	June 30,
	2026	2025	$	%
Cost of revenue:
Product	$108,302	$124,639	(16,337)	(13.1)%
Service	77,694	74,881	2,813	3.8%
Amortization of acquired technology	8,916	10,665	(1,749)	(16.4)%
Total cost of revenue	$194,912	$210,185	(15,273)	(7.3)%

Gross profit	$160,034	$191,677	$(31,643)	(16.5)%
Gross margin	45.1%	47.7%

Our segment cost of revenue, gross profit and gross margin for the three and six months ended June 30, 2026 and 2025 were as follows (in thousands, except percentages):

	Three months ended June 30, 2026			Three months ended June 30, 2025
	Cloud and	IP Optical		Cloud and	IP Optical
	Edge	Networks	Total	Edge	Networks	Total
Product	$17,544	$41,333	$58,877	$24,713	$42,033	$66,746
Service	27,060	11,706	38,766	27,679	11,574	39,253
Amortization of acquired technology	154	4,200	4,354	949	4,328	5,277
Total cost of revenue	$44,758	$57,239	$101,997	$53,341	$57,935	$111,276

Gross profit	$65,747	$24,596	$90,343	$83,707	$25,600	$109,307
Gross margin	59.5%	30.1%	47.0%	61.1%	30.6%	49.6%

	Six months ended June 30, 2026			Six months ended June 30, 2025
	Cloud and	IP Optical		Cloud and	IP Optical
	Edge	Networks	Total	Edge	Networks	Total
Product	$32,427	$75,875	$108,302	$40,376	$84,263	$124,639
Service	55,319	22,375	77,694	52,533	22,348	74,881
Amortization of acquired technology	375	8,541	8,916	1,897	8,768	10,665
Total cost of revenue	$88,121	$106,791	$194,912	$94,806	$115,379	$210,185

Gross profit	$121,896	$38,138	$160,034	$149,833	$41,844	$191,677
Gross margin	58.0%	26.3%	45.1%	61.2%	26.6%	47.7%

Our overall gross margin decreased by 2.6 percentage points in each of the three and six months ended June 30, 2026 as compared to the three and six months ended June 30, 2025.

Gross margin for our Cloud and Edge segment was lower in the three months ended June 30, 2026 as compared to the three months ended June 30, 2025 by 160 basis points and was attributable to lower product and professional services sales, as well as the effect of lower fixed cost absorption and unfavorable mix. Gross margin for our Cloud and Edge segment was lower in the six months ended June 30, 2026 as compared to the six months ended June 30, 2025 by 320 basis points and was attributable to lower product and professional services sales, as well as the effect of lower fixed cost absorption and unfavorable mix. We expect Cloud and Edge gross margin to rebound as the deployment of services associated with a voice modernization project with one of our U.S. service providers returns to higher activity levels in the upcoming quarters. Gross margin for IP Optical Network remained relatively flat in the three and six months ended June 30, 2026 as compared to the three and six months ended June 30, 2025.

We expect gross margin in 2026 to be slightly lower compared to 2025.

Research and Development. R&D expenses consist primarily of salaries and related personnel expenses and prototype costs for the design, development, testing, and enhancement of our products. R&D expenses for the three and six months ended June 30, 2026 and 2025 were as follows (in thousands, except percentages):

			Increase
	June 30,	June 30,	from prior year
	2026	2025	$	%
Three months ended	$44,858	$44,696	$162	0.4%
Six months ended	$89,303	$88,264	$1,039	1.2%

The slight increase in our R&D expenses in the three and six months ended June 30, 2026 compared to the three and six months ended June 30, 2025 was primarily attributable to our Cloud and Edge segment. The increase in R&D expenses was primarily driven by higher employee-related costs, including the impact of increased non‑U.S. expenses associated with a weakening dollar.

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

We expect that our R&D expenses will remain moderately flat in 2026 as compared to 2025, primarily due to higher employee-related compensation, including the impact of increased non-U.S. expenses associated with a weakening dollar, offset by continued cost efficiencies.

Sales and Marketing Expenses. Sales and marketing expenses consist primarily of salaries and related personnel costs, commissions, travel and entertainment expenses, promotions, customer trial and evaluations inventory and other marketing and sales support expenses. Sales and marketing expenses for the three and six months ended June 30, 2026 and 2025 were as follows (in thousands, except percentages):

			Increase
	June 30,	June 30,	from prior year
	2026	2025	$	%
Three months ended	$33,124	$32,536	$588	1.8%
Six months ended	$65,393	$64,324	$1,069	1.7%

Sales and marketing expenses in the three and six months ended June 30, 2026 were relatively flat as compared to the three and six months ended June 30, 2025.

We expect sales and marketing expenses will remain moderately flat in 2026 compared to 2025, primarily due to higher employee-related compensation, including the impact of increased non-U.S. expenses associated with a weakening dollar, offset by continued cost efficiencies.

General and Administrative Expenses. General and administrative expenses consist primarily of salaries and related personnel costs for executive and administrative personnel, and audit, legal and other professional fees. General and administrative expenses for the three and six months ended June 30, 2026 and 2025 were as follows (in thousands, except percentages):

			Decrease
	June 30,	June 30,	from prior year
	2026	2025	$	%
Three months ended	$14,643	$16,630	$(1,987)	(11.9)%
Six months ended	$31,621	$31,758	$(137)	(0.4)%

The decrease in general and administrative expenses in the three and six months ended June 30, 2026 compared to the three and six months ended June 30, 2025 was primarily attributable to lower litigation expense offset by higher stock compensation expense.

We expect that our general and administrative expenses will remain moderately flat in 2026 as compared to 2025, primarily due to higher employee-related variable compensation associated with stock-based compensation expenses, offset by continued cost efficiencies.

Amortization of Acquired Intangible Assets included in Operating expenses. Amortization of acquired intangible assets included in Operating expenses ("Opex Amortization") for the three and six months ended June 30, 2026 and 2025 was as follows (in thousands, except percentages):

			Decrease
	June 30,	June 30,	from prior year
	2026	2025	$	%
Three months ended	$5,495	$5,975	$(480)	(8.0)%
Six months ended	$11,151	$12,130	$(979)	(8.1)%

Opex Amortization was lower for the three and six months ended June 30, 2026 compared to the three and six months ended June 30, 2025. We record our amortization in relation to expected future cash flows rather than on a straight-line basis. Accordingly, such expense may vary from one period to the next.

Restructuring and Related. We have been committed to streamlining our operations and reducing operating costs by closing and consolidating certain facilities and reducing our worldwide workforce. Please see the additional discussion of our restructuring initiatives in the "Restructuring and Cost Reduction Initiatives" section of the Overview of this MD&A.

We recorded restructuring and related expense of $4.4 million and $1.3 million in the three months ended June 30, 2026 and 2025, respectively and $6.5 million and $6.7 million in the six months ended June 30, 2026 and 2025, respectively. Although we have eliminated positions as part of our restructuring initiatives, we continue to hire in certain areas that we believe are important to our future growth.

Interest Expense, Net. Interest expense and interest income for the three and six months ended June 30, 2026 and 2025 were as follows (in thousands, except percentages):

			Decrease
	Three months ended		from prior year
	June 30, 2026	June 30, 2025	$	%
Interest income	$194	$322	$(128)	(39.8)%
Interest expense	(10,879)	(11,299)	$(420)	(3.7)%
Interest expense, net	$(10,685)	$(10,977)	$(292)	(2.7)%

			Decrease
	Six months ended		from prior year
	June 30, 2026	June 30, 2025	$	%
Interest income	$504	$580	$(76)	(13.1)%
Interest expense	(20,945)	(22,057)	$(1,112)	(5.0)%
Interest expense, net	$(20,441)	$(21,477)	$(1,036)	(4.8)%

Our interest expense in three and six months ended June 30, 2026 and 2025 primarily represents term debt interest, amortization of debt issuance costs and original issue discount and interest associated with factoring arrangements. Interest expense in the three and six months ended June 30, 2026 was lower than the same period in 2025 primarily due to lower applicable interest margins and a reduction in the outstanding term debt balance.

Other (Expense) Income, Net. We recorded other expense, net of $2.3 million and $2.2 million in the three months ended June 30, 2026 and 2025, respectively. We recorded other expense, net of $1.7 million, and other income, net, of $1.0 million in the six months ended June 30, 2026 and 2025, respectively. Other expense, net in the three months ended June 30, 2026 was primarily comprised of approximately $0.3 million of the fair value adjustments of our warrants plus foreign currency exchange losses of $1.6 million. Other expense, net in the three months ended June 30, 2025 was primarily comprised of foreign currency exchange losses. Other expense, net in the six months ended June 30, 2026, was primarily comprised of $2.8 million of foreign currency exchange losses offset by $0.9 million of the fair value adjustments of our warrants. Other income, net in the six months ended June 30, 2025 was primarily comprised of $1.6 million of the fair value adjustments of our warrants partially offset by foreign currency exchange losses of $0.6 million.

Income Taxes. We recorded income tax provisions of $1.7 million and $2.2 million in the three months ended June 30, 2026 and 2025, respectively and a $4.7 million income tax benefit and a $1.4 million income tax provision in the six months ended June 30, 2026 and 2025, respectively. These amounts reflect our estimates of the effective rates expected to be applicable for the respective full fiscal years, adjusted for any discrete events, which are recorded in the period that they occur. These estimates are reevaluated each quarter based on our estimated tax rate for the full year. The estimated effective tax rate includes the impact of valuation allowances in various jurisdictions. We intend to continue to maintain a valuation allowance on our deferred tax assets until there is sufficient evidence to support the reversal of all or some portion of the respective allowances.

In October 2021, the Organization for Economic Co-operation and Development (the "OECD") announced the OECD/G20 Inclusive Framework on Base Erosion and Profit Shifting, which agreed to a two-pillar solution to address tax challenges arising from digitalization of the economy. In December 2021, the OECD released Pillar Two Model Rules defining the global minimum tax rules, which contemplate a minimum tax rate of 15% (“Pillar Two”). In addition, the OECD issued administrative guidance providing transition and safe harbor rules that could delay the impact of the minimum tax directive. Certain countries in which we operate have enacted legislation consistent with the OECD model rules effective beginning in 2024. We considered the applicable tax laws in relevant jurisdictions and concluded there was no material effect on our tax provision for the six months ended June 30, 2026 and 2025. We will continue to evaluate the potential effect of Pillar Two rules on our future reporting periods, but we do not expect Pillar Two to have a significant impact on our results of operations, financial position, or cash flows.

The One Big Beautiful Bill Act (the "Act") was signed into law on July 4, 2025. The Act reinstated bonus depreciation, allowed for full expensing of R&D expenses, and increased the limitation of interest deductibility for 2025, amongst many other provisions that are effective January 1, 2026. The tax effects of the Act were reflected in our income tax provision for the year ended December 31, 2025 and the six months ended June 30, 2026.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements that have or are reasonably likely to have a current or future material effect on our financial position, changes in financial position, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Liquidity and Capital Resources

Our condensed consolidated statements of cash flows are summarized as follows (in thousands):

	Six months ended
	June 30,	June 30,
	2026	2025	Change
Net loss	$(61,360)	$(37,320)	$(24,040)
Adjustments to reconcile net loss to cash flows used in operating activities	34,922	30,690	4,232
Changes in operating assets and liabilities	(7,059)	2,300	(9,359)
Net cash used in operating activities	$(33,497)	$(4,330)	$(29,167)
Net cash used in investing activities	$(7,921)	$(17,831)	$9,910
Net cash used in financing activities	$(11,156)	$(7,393)	$(3,763)

We had cash, cash equivalents, and restricted cash aggregating $45 million and $98 million at June 30, 2026 and December 31, 2025, respectively. We had cash held by our non-U.S. subsidiaries aggregating $35 million and $50 million at June 30, 2026 and December 31, 2025, respectively. If we elect to repatriate all of the funds held by our non-U.S. subsidiaries as of June 30, 2026, we do not believe that the amounts of potential withholding taxes that would arise from the repatriation would have a material effect on our liquidity.

As of June 30, 2026, we had an outstanding balance under the 2024 Credit Facility of $337.8 million at an average interest rate of 9.9%, available borrowing capacity under the revolving credit facility of $35 million, and no letters of credit outstanding. We were in compliance with all covenants of the 2024 Credit Facility at both June 30, 2026 and December 31, 2025.

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

In the course of our business, we use letters of credit, bank guarantees, and surety bonds (collectively, "Guarantees"). We had $11.5 million and $11.1 million of Guarantees under various uncommitted facilities as of June 30, 2026 and December 31, 2025, respectively. We had no letters of credit outstanding under the 2024 Credit Facility as of June 30, 2026 or December 31, 2025. At June 30, 2026 and December 31, 2025, we had cash collateral of $2.0 million and $1.7 million supporting the Guarantees, respectively, which are reported as Restricted cash in our condensed consolidated balance sheets.

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

As a result of exposure to foreign currency fluctuations, we entered into foreign exchange forward activity in January 2026 which effectively hedges a portion of the Company’s foreign currency exposure arising from international transactions.

Our objectives in using foreign exchange derivatives have been to add stability to operating expenses and to manage our exposure to foreign currency movements. To accomplish these objectives, we have used foreign exchange forward contracts as part of our foreign currency risk management strategy. Foreign exchange forwards designated as cash flow hedges involve the exchange of variable foreign currency cash flows for fixed rate cash flows over the life of the agreement, without an exchange of the underlying notional amount.

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

In the second quarter of 2025, our Board approved a share repurchase program (the "2025 Repurchase Program" or the “Repurchase Program”) pursuant to which we are authorized to repurchase up to $50 million of our common stock prior to December 31, 2027. We repurchased 0.4 million shares in the six months ended June 30, 2026, using $0.8 million. Since the start of the Repurchase Program, the Company has repurchased 2.9 million shares using $9.8 million.

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

Our operating activities used $33.5 million of cash in the six months ended June 30, 2026, primarily driven by the payment of variable employee compensation, higher inventory, and lower accrued expenses and other long-term liabilities reflecting the timing of vendor and other operating payments, as well as our net loss, adjusted for non-cash expenses. Net loss was adjusted for non-cash items, including amortization of intangible assets, stock-based compensation, an increase in the fair value of the warrant liability, and deferred income tax expense. These uses of cash were partially offset by a decrease in accounts receivable and other operating assets.

Our operating activities used cash of $4.3 million in the six months ended June 30, 2025, largely driven by the payment of variable employee compensation, higher inventory and lower accrued expenses and other long-term liabilities. These amounts were partially offset by higher deferred revenue and accounts payable and lower accounts receivable. Our net loss is adjusted for non-cash items such as amortization of intangible assets, stock-based compensation, the change in the fair value of our warrant liability and deferred income tax expense.

Cash Flows from Investing Activities

Our investing activities used $7.9 million and $17.8 million of cash to purchase property and equipment and software licenses in the six months ended June 30, 2026 and 2025, respectively. The decrease in capital expenditures compared to the prior‑year period was primarily attributable to the completion of the build‑out of our new facility in Israel during 2025.

Cash Flows from Financing Activities

Our financing activities used $11.2 million of cash in the six months ended June 30, 2026. We paid $4.4 million in principal payments on our term debt, $5.0 million of tax obligations related to the vesting of stock awards and units, $1.0 million payment of debt issuance costs, and $0.8 million for the repurchase and retirement of our common stock under the 2025 Repurchase Program.

Our financing activities used $7.4 million of cash in the six months ended June 30, 2025. We paid $1.8 million in principal payments on our term debt, $3.4 million of tax obligations related to the vesting of stock awards and units and $2.3 million for the repurchase and retirement of our common stock under the 2025 Repurchase Program.

The rate at which we consume cash is dependent upon the cash needs of our future operations, including our contractual obligations at June 30, 2026, primarily comprised of our debt principal and interest obligations as described above, and our operating lease and purchase obligations. Our operating lease obligations totaled $94.0 million at June 30, 2026, with payments to be made aggregating $8.9 million in the remainder of 2026, $16.9 million in 2027, $14.2 million in 2028 and $54.0 million thereafter. Estimated payments for purchase obligations for the full year 2026 total approximately $102 million. We anticipate devoting substantial capital resources to continue our R&D efforts, to maintain our sales, support and marketing, and for other general corporate activities. We believe that our financial resources, along with managing discretionary expenses, will allow us to manage the ongoing impact of inflation on our business operations. Looking ahead, we have developed contingency plans to reduce costs further if the situation deteriorates.

Based on our current expectations, we believe that our current cash balances and available borrowings under the 2024 Credit Facility will be sufficient to meet our anticipated cash needs for working capital and capital expenditures for at least twelve months from the date of issuance of these financial statements.

Recent Accounting Pronouncements

In December 2025, the Financial Accounting Standards Board (the "FASB") issued ASU 2025-11, Interim Reporting (Topic 270): Narrow-Scope Improvements (“ASU 2025-11”), to improve the navigability of the required interim disclosures, to clarify when that guidance is applicable and to enhance disclosure requirements. The amendments add to Topic 270 a principle that requires entities to disclose events since the end of the last annual reporting period that have a material impact on the entity. ASU 2025-11 will be effective for the Company beginning with its 2028 interim and annual financial statements, with early adoption permitted. The Company believes this ASU will have no material impact on its condensed consolidated financial statements.

In December 2025, the FASB issued ASU 2025-10, Government Grants (Topic 832): Accounting for Government Grants Received by Business Entities (“ASU 2025-10”), to clarify the appropriate accounting, reduce diversity in practice, and increase consistency across business entities. ASU 2025-10 will be effective for us beginning with our 2029 interim and annual financial statements, with early adoption permitted. The Company believes this ASU will have no material impact on its condensed consolidated financial statements.

In November 2025, the FASB issued ASU 2025-09, Derivatives and Hedging (Topic 815): Hedge Accounting Improvements (“ASU 2025-09”), to enhance hedge accounting guidance and better align it with entities’ risk management activities. The amendments expand eligibility for hedge accounting, simplify certain requirements, and address issues related to reference rate reform. Key changes include allowing cash flow hedge accounting for “choose-your-rate” debt instruments, introducing a principles-based “similar risk exposure” criterion for grouping forecasted transactions, permitting component hedging for nonfinancial forecasted transactions, and clarifying the treatment of certain derivative structures. ASU 2025-09 will be effective for the Company beginning with its 2027 interim and annual financial statements, with early adoption permitted. The Company is currently evaluating the impact of this accounting standard on its condensed consolidated financial statements and related disclosures.

In September 2025, the Financial Accounting Standards Board (the "FASB") issued ASU 2025-06, Intangibles- Goodwill and Other- Internal-Use Software (Subtopic 350-40): Targeted Improvements to the Accounting for Internal-

Use Software (“ASU 2025-06”). To clarify how the accounting guidance applies to both linear and nonlinear software development, this standard removes all references to “development stages” from ASC 350-40. ASU 2025-06 will be effective for us beginning with our 2028 interim and annual financial statements, with early adoption permitted as of the beginning of an annual reporting period. We are currently evaluating the impact of this accounting standard on our condensed consolidated financial statements and related disclosures.

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

Item 4.   Controls and Procedures

Disclosure Controls and Procedures

Evaluation of Disclosure Controls and Procedures. Our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")) as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of June 30, 2026.

Changes in Internal Control over Financial Reporting. There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter ended June 30, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

The outcome of litigation is inherently uncertain. If one or more legal matters were resolved against the Company in a reporting period for amounts above management’s expectations, our financial condition and operating results for that reporting period could be materially adversely affected. We settled certain matters during the six months ended June 30, 2026 that did not individually or in the aggregate have a material impact on our financial condition or operating results.

Item 1A.   Risk Factors

Our business faces significant risks and uncertainties, which may have a material adverse effect on our business prospects, financial condition and results of operations, and you should carefully consider them. There have been no material changes in the six months ended June 30, 2026 to the risk factors described in Part I, Item 1A. of our Annual Report on Form 10-K for the year ended December 31, 2025.

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds

(c)   Issuer Purchases of Equity Securities

The following table provides information with respect to the shares of common stock repurchased by us for the periods indicated:

				Approximate Dollar
			Total Number of	Value of Shares
			Shares Purchased	that May
			as Part of	Yet be Purchased
	Total Number	Average	Publicly	Under
	of Shares	Price Paid	Announced Plans	the Plans
Period	Withheld (1)	per Share (2)	or Programs (3)	or Programs (4)
April 1, 2026 to April 30, 2026	435,496	$2.70	—	$40,221,360
May 1, 2026 to May 31, 2026	1,398,298	$2.63	—	$40,221,360
June 1, 2026 to June 30, 2026	5,230	$2.71	—	$40,221,360
Total	1,839,024	$2.65	—	$40,221,360
(1)	Upon vesting of restricted stock awards and performance-based stock units, certain of our employees surrender a portion of the newly vested shares of common stock to satisfy the tax withholding obligations that arise in connection with their vesting. During the second quarter of 2026, 1,839,024 awards and units were surrendered, consisting of 1,313,020 shares of restricted stock and 526,004 performance-based stock units.
(2)	Represents a weighted‑average price of shares surrendered by employees to satisfy tax withholding obligations.
(3)	In June 2025, we announced a stock repurchase program for the period beginning June 5, 2025 through December 31, 2027, under which our Board of Directors authorized the repurchase of up to $50 million of our common stock at management’s discretion in the open market, in privately negotiated transactions structured through investment banking institutions, or a combination of the foregoing, (the "2025 Repurchase Program" or the “Repurchase Program”). We used $0.8 million to repurchase 400,333 shares of our common stock under the Repurchase Program during the six months ended June 30, 2026. Repurchases are subject to the terms of the Company’s 2024 Credit Facility, as amended, which limits aggregate share repurchases to $15 million and subjects such repurchases to compliance with specified financial covenants and leverage requirements. Based on the foregoing, the Company has $40.2 million remaining authorized for future repurchases. The amount and timing of repurchases are subject to a variety of factors including liquidity, cash flow, stock price, compliance with the 2024 Credit Facility and general business and market conditions. We may also from time to time, enter into Rule 10b5-1 plans to facilitate repurchases of our shares under this authorization. The Repurchase Program may be modified, increased, suspended, or discontinued at any time. The Repurchase Program is being funded using cash on hand and cash from operations.
(4)	Represents amounts available for repurchases under the Repurchase Program.

Item 5.   Other Information

Insider Trading Arrangements

During the three months ended June 30, 2026, none of the Company’s directors or officers (as defined in Rule 16a-1(f) of the Securities Exchange Act of 1934) adopted, terminated or modified a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408 of Regulation S-K of the Securities Act of 1933).

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

3.6		Amended and Restated By-Laws of the Registrant (incorporated by reference to Exhibit 3.3 to the Registrant’s Annual Report on Form 10-K, filed March 8, 2018 with the SEC).
10.1	*	Letter Agreement, dated as of April 28, 2026, among Ribbon Communications Inc., Ribbon Communications Operating Company, Inc. and Eric “Rick” Marmurek.
10.2	*	Severance Agreement, dated as of January 29, 2020 among Ribbon Communications Inc., Ribbon Communications Operating Company, Inc. and Eric “Rick” Marmurek.
31.1	*	Certificate of Ribbon Communications Inc. Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	*	Certificate of Ribbon Communications Inc. Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	#	Certificate of Ribbon Communications Inc. Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	#	Certificate of Ribbon Communications Inc. Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	*	Inline XBRL Instance Document
101.SCH	*	Inline XBRL Taxonomy Extension Schema
101.CAL	*	Inline XBRL Taxonomy Extension Calculation Linkbase
101.DEF	*	Inline XBRL Taxonomy Extension Definition Linkbase
101.LAB	*	Inline XBRL Taxonomy Extension Label Linkbase
101.PRE	*	Inline XBRL Taxonomy Extension Presentation Linkbase
104	*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)
*	Filed herewith.
#	Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

RIBBON COMMUNICATIONS INC.

By:	/s/ Eric Marmurek
Eric Marmurek
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)

Date: July 31, 2026