Form 10-Q
period 2026-09-30
Ribbon Communications Inc.
filed 2026-10-28
CIK 1708055

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2026

or

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

As of October 26, 2026, there were 179,173,611 shares of the registrant’s common stock, $0.0001 par value per share, outstanding.

RIBBON COMMUNICATIONS INC.

FORM 10-Q

QUARTERLY PERIOD ENDED SEPTEMBER 30, 2026

Cautionary Note Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q contains “forward-looking statements” within the meaning of the U.S. Private Securities Litigation Reform Act of 1995, which are subject to a number of risks and uncertainties. All statements other than statements of historical facts contained in this report, including statements regarding future expenses and restructuring activities and the anticipated benefits thereof, impacts from the wars in the Middle East and Ukraine, impacts from new tariffs and the proposed termination of the USMCA (as defined herein), results of operations and financial position, future revenue growth of the Company, expected sales growth in segments or regions, capital structure, financial sanctions and trade restrictions, beliefs about our business strategy, availability of components for the manufacturing of our products, ongoing litigation, anticipated activity levels related to our voice modernization projects, plans and objectives of management for future operations and manufacturing are forward-looking statements. Without limiting the foregoing, the words “anticipates”, “believes”, “could”, “estimates”, “expects”, “intends”, “may”, “plans”, “seeks” and other similar language, whether in the negative or affirmative, are intended to identify forward-looking statements, although not all forward-looking statements contain these identifying words. Forward-looking statements are based on our current expectations and assumptions regarding our business, the economy and other future conditions. Because forward-looking statements relate to the future, they are subject to inherent uncertainties, risks and changes in circumstances that are unknown and/or difficult to predict and that may cause our actual results, performance or achievements to be materially different from those expressed or implied by the forward-looking statements. Such risks and uncertainties include, but are not limited to, unpredictable fluctuations in quarterly revenue and operating results; the impact of restructuring and cost-containment activities; increases in tariffs, trade restrictions or taxes on our products; supply chain disruptions resulting from component availability and/or geopolitical instabilities and disputes (including those related to the wars in the Middle East and Ukraine); other impacts from the wars in the Middle East and Ukraine and related economic volatility and uncertainty resulting therefrom; the impact of military call-ups of our employees in Israel; material litigation; the impact of fluctuations in interest rates; material cybersecurity and data intrusion incidents, including any security breaches resulting in the theft, transfer, or unauthorized disclosure of customer, employee, or company information; our ability to comply with applicable domestic and foreign information security and privacy laws, regulations and technology platform rules or other obligations related to data privacy and security; failure to compete successfully against telecommunications equipment and networking companies; failure to grow our customer base or generate recurring business from our existing customers; credit risks; the timing of customer purchasing decisions and our recognition of revenues; macroeconomic conditions, including inflation; our ability to adapt to rapid technological and market changes; our ability to generate positive returns on our research and development; our ability to protect our intellectual property rights and obtain necessary licenses; our ability to maintain partner, reseller, distribution and vendor support and supply relationships; the potential for defects in our products; risks related to the terms of our Credit Agreement, including our ability to comply with the maximum net leverage ratio, our ability to obtain future waivers or amendments to the Credit Facility, and increases in the applicable interest margin; the effectiveness of our foreign currency hedging program; higher risks in international operations and markets; currency fluctuations; unanticipated adverse changes in legal, regulatory or tax laws; future accounting pronouncements or changes in our accounting policies; and/or failure or circumvention of our controls and procedures. We therefore caution you against relying on any of these forward-looking statements. Additional important factors that could cause actual results to differ materially from those in these forward-looking statements are also discussed in Part I, Item 2, "Management’s Discussion and Analysis of Financial Condition and Results of Operations" and Part I, Item 1A and Part II, Item 7A, "Risk Factors" and "Quantitative and Qualitative Disclosures About Market Risk," respectively, of our Annual Report on Form 10-K for the year ended December 31, 2025. Any forward-looking statement made by us in this report speaks only as of the date on which this report was first filed. We undertake no obligation to publicly update any forward-looking statement, whether as a result of new information, future developments or otherwise, except as required by law.

PART I FINANCIAL INFORMATION

Item 1. Financial Statements

RIBBON COMMUNICATIONS INC.

Condensed Consolidated Balance Sheets

(in thousands, except share and per share data)

(unaudited)

	September 30,	December 31,
	2026	2025
Assets
Current assets:
Cash and cash equivalents	$40,383	$96,405
Restricted cash	1,972	1,726
Accounts receivable, net	246,232	231,885
Inventory	86,409	78,806
Other current assets	52,052	45,663
Total current assets	427,048	454,485
Property and equipment, net	58,448	65,559
Intangible assets, net	114,570	143,344
Goodwill	300,892	300,892
Deferred income taxes	180,154	174,318
Operating lease right-of-use assets	42,888	46,240
Other assets	26,574	27,417
	$1,150,574	$1,212,255
Liabilities and Stockholders’ Equity
Current liabilities:
Current portion of term debt	$10,938	$8,750
Revolving credit facility	15,000	—
Accounts payable	94,083	79,840
Accrued expenses and other	78,857	90,759
Operating lease liabilities	11,200	11,699
Warrant liability	99	—
Deferred revenue	112,454	124,425
Total current liabilities	322,631	315,473
Long-term debt, net of current	316,937	324,525
Warrant liability	—	1,919
Operating lease liabilities, net of current	55,609	60,159
Deferred revenue, net of current	36,863	31,654
Deferred income taxes	5,728	5,728
Other long-term liabilities	24,088	23,803
Total liabilities	761,856	763,261
Commitments and contingencies (Note 20)
Stockholders’ equity:
Common stock, $0.0001 par value per share; 390,000,000 shares authorized; 178,927,911 and 175,776,074 shares issued and outstanding at September 30, 2026, and December 31, 2025, respectively.	18	18
Additional paid-in capital	1,987,542	1,976,958
Accumulated deficit	(1,605,026)	(1,534,549)
Accumulated other comprehensive income	6,184	6,567
Total stockholders’ equity	388,718	448,994
	$1,150,574	$1,212,255

See notes to the unaudited condensed consolidated financial statements.

RIBBON COMMUNICATIONS INC.

Condensed Consolidated Statements of Operations

(in thousands, except per share data)

(unaudited)

	Three months ended		Nine months ended
	September 30,	September 30,	September 30,	September 30,
	2026	2025	2026	2025
Revenue:
Product	$121,322	$109,979	$284,996	$307,027
Service	97,388	105,392	288,660	310,206
Total revenue	218,710	215,371	573,656	617,233
Cost of revenue:
Product	70,166	62,037	178,468	186,676
Service	38,665	40,311	116,359	115,192
Amortization of acquired technology	4,353	5,057	13,269	15,722
Total cost of revenue	113,184	107,405	308,096	317,590
Gross profit	105,526	107,966	265,560	299,643
Operating expenses:
Research and development	44,424	45,894	133,727	134,158
Sales and marketing	33,376	33,063	98,769	97,387
General and administrative	15,233	16,368	46,854	48,126
Amortization of acquired intangible assets	5,461	5,933	16,612	18,063
Acquisition-, disposal- and integration-related	—	439	—	4,337
Restructuring and related	1,436	3,506	7,916	10,193
Total operating expenses	99,930	105,203	303,878	312,264
Income (loss) from operations	5,596	2,763	(38,318)	(12,621)
Interest expense, net	(11,273)	(11,606)	(31,714)	(33,083)
Other income (expense), net	1,125	(134)	(619)	836
Loss before income taxes	(4,552)	(8,977)	(70,651)	(44,868)
Income tax (provision) benefit	(4,565)	(3,132)	174	(4,561)
Net loss	$(9,117)	$(12,109)	$(70,477)	$(49,429)
Loss per share:
Basic	$(0.05)	$(0.07)	$(0.40)	$(0.28)
Diluted	$(0.05)	$(0.07)	$(0.40)	$(0.28)
Weighted average shares used to compute loss per share:
Basic	178,861	176,620	177,270	176,366
Diluted	178,861	176,620	177,270	176,366

See notes to the unaudited condensed consolidated financial statements.

RIBBON COMMUNICATIONS INC.

Condensed Consolidated Statements of Comprehensive Loss

(in thousands)

(unaudited)

	Three months ended		Nine months ended
	September 30,	September 30,	September 30,	September 30,
	2026	2025	2026	2025
Net loss	$(9,117)	$(12,109)	$(70,477)	$(49,429)
Other comprehensive loss, net of tax:
Unrealized loss on cash flow hedges, net of reclassifications into earnings	(448)	—	(309)	—
Foreign currency translation adjustments	109	(209)	(74)	(357)
Other comprehensive loss, net of tax	(339)	(209)	(383)	(357)
Comprehensive loss, net of tax	$(9,456)	$(12,318)	$(70,860)	$(49,786)

See notes to the unaudited condensed consolidated financial statements.

RIBBON COMMUNICATIONS INC.

Condensed Consolidated Statements of Stockholders’ Equity

(in thousands, except shares)

(unaudited)

Three months ended September 30, 2026
					Accumulated
			Additional		other	Total
	Common stock		paid-in	Accumulated	comprehensive	stockholders'
	Shares	Amount	capital	deficit	income	equity
Balances, July 1, 2026	178,771,961	$18	$1,981,940	$(1,595,909)	$6,523	$392,572
Vesting of restricted stock awards and units	207,618	—	—	—	—	—
Shares of restricted stock returned to the Company under net share settlements to satisfy tax withholding obligations	(51,668)	—	(110)	—	—	(110)
Stock-based compensation expense	—	—	5,712	—	—	5,712
Other comprehensive loss	—	—	—	—	(339)	(339)
Net loss	—	—	—	(9,117)	—	(9,117)
Balances, September 30, 2026	178,927,911	$18	$1,987,542	$(1,605,026)	$6,184	$388,718

Nine months ended September 30, 2026
					Accumulated
			Additional		other	Total
	Common stock		paid-in	Accumulated	comprehensive	stockholders'
	Shares	Amount	capital	deficit	income	equity
Balances, January 1, 2026	175,776,074	$18	$1,976,958	$(1,534,549)	$6,567	$448,994
Repurchase of common stock	(400,333)	—	(824)	—	—	(824)
Vesting of restricted stock awards and units	4,216,107	—	—	—	—	—
Vesting of performance-based stock units	1,272,210	—	—	—	—	—
Shares of restricted stock returned to the Company under net share settlements to satisfy tax withholding obligations	(1,936,147)	—	(5,090)	—	—	(5,090)
Stock-based compensation expense	—	—	16,498	—	—	16,498
Other comprehensive loss	—	—	—	—	(383)	(383)
Net loss	—	—	—	(70,477)	—	(70,477)
Balances, September 30, 2026	178,927,911	$18	$1,987,542	$(1,605,026)	$6,184	$388,718

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

RIBBON COMMUNICATIONS INC.

Condensed Consolidated Statements of Cash Flows

(in thousands)

(unaudited)

	Nine months ended
	September 30,	September 30,
	2026	2025
Cash flows from operating activities:
Net loss	$(70,477)	$(49,429)
Adjustments to reconcile net loss to cash flows (used in) provided by operating activities:
Depreciation and amortization of property and equipment	13,343	12,182
Amortization of intangible assets	29,881	33,785
Amortization of debt issuance costs and original issue discount	2,252	2,102
Stock-based compensation	16,498	14,619
Deferred income taxes	(5,985)	52
Change in fair value of warrant liability	(1,820)	(2,811)
Foreign currency exchange losses	2,880	1,698
Changes in operating assets and liabilities:
Accounts receivable	(15,255)	34,258
Inventory	(11,491)	(382)
Other operating assets	3,587	822
Accounts payable	16,041	(5,017)
Accrued expenses and other long-term liabilities	(20,607)	(15,880)
Deferred revenue	(6,762)	(3,840)
Net cash (used in) provided by operating activities	(47,915)	22,159
Cash flows from investing activities:
Purchases of property and equipment	(8,464)	(23,368)
Purchases of software licenses	(553)	—
Net cash used in investing activities	(9,017)	(23,368)
Cash flows from financing activities:
Borrowings under revolving line of credit	50,000	—
Principal payments on revolving line of credit	(35,000)	—
Principal payments of term debt	(6,562)	(3,938)
Payment of debt issuance costs	(977)	—
Proceeds from the exercise of stock options	—	6
Payment of tax obligations related to vested stock awards and units	(5,090)	(3,827)
Repurchase of common stock	(824)	(5,731)
Net cash provided by (used in) financing activities	1,547	(13,490)
Effect of exchange rate changes on cash and cash equivalents	(391)	987
Net decrease in cash and cash equivalents	(55,776)	(13,712)
Cash, cash equivalents and restricted cash, beginning of year	98,131	90,479
Cash, cash equivalents and restricted cash, end of period	$42,355	$76,767

See notes to the unaudited condensed consolidated financial statements.

RIBBON COMMUNICATIONS INC.

Condensed Consolidated Statements of Cash Flows (continued)

(in thousands)

(unaudited)

	Nine months ended
	September 30,	September 30,
	2026	2025
Supplemental disclosure of cash flow information:
Interest paid	$27,194	$28,797
Income taxes paid	$7,005	$9,565
Income tax refunds received	$508	$733
Supplemental disclosure of non-cash investing activities:
Capital expenditures incurred, but not yet paid	$1,249	$3,642
Inventory transfers to property and equipment	$1,030	$1,325
Software licenses purchased, but not yet paid	$553	$—
Supplemental disclosure of non-cash financing activities:
Warrant liability released to additional paid-in-capital	$—	$150
Fair value of vested restricted and performance-based stock grants	$14,366	$12,574

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

Significant Accounting Policies

The Company’s significant accounting policies are disclosed in Note 2 to the Consolidated Financial Statements included in the Annual Report. There were no material changes to the Company’s significant accounting policies during the nine months ended September 30, 2026.

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

Factoring of accounts receivable and associated fees for the three and nine months ended September 30, 2026 and 2025 were as follows (in thousands):

	Three months ended		Nine months ended
	September 30,	September 30,	September 30,	September 30,
	2026	2025	2026	2025
Accounts receivable sold	$32,805	$40,567	$103,878	$95,290
Less: factoring fees	(601)	(723)	(1,955)	(1,773)
Net cash proceeds	$32,204	$39,844	$101,923	$93,517

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

The shares used to compute loss per share were as follows (in thousands):

	Three months ended		Nine months ended
	September 30,	September 30,	September 30,	September 30,
	2026	2025	2026	2025
Weighted average shares outstanding—basic	178,861	176,620	177,270	176,366
Potential dilutive common shares	—	—	—	—
Weighted average shares outstanding—diluted	178,861	176,620	177,270	176,366

Options to purchase the Company’s common stock and unvested restricted and performance-based stock units totaling 12.5 million and 14.0 million shares as of September 30, 2026 and 2025, respectively, were excluded from the computation of diluted loss per share for the three and nine months ended September 30, 2026 and 2025 because their effect would have been antidilutive.

In connection with a private placement completed in March 2023, the Company issued 4.9 million warrants to purchase shares of the Company’s common stock at an exercise price of $3.77 per share, 4.7 million of which remain outstanding following the June 2024 redemption of the related preferred stock. No warrant exercises occurred during the nine months ended September 30, 2026. In the nine months ended September 30, 2025, holders exercised 0.2 million warrants, and the remaining warrants continue to remain outstanding without modification (See Note 11).

RIBBON COMMUNICATIONS INC.

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

The potential number of dilutive shares from the warrants outstanding totaled 4.7 million shares as of September 30, 2026 and 2025, respectively. There was no impact on weighted average shares outstanding from these warrants for the nine months ended September 30, 2026 as the average market price of the Company’s common stock was below the exercise price of $3.77 per share and their effect would have been antidilutive. For the nine months ended September 30, 2025, 0.2 million warrants would have been included in the calculation of diluted loss per share but had no impact due to the Company’s net loss position.

(3) INVENTORY

Inventory at September 30, 2026 and December 31, 2025 consisted of the following (in thousands):

	September 30,	December 31,
	2026	2025
On-hand assemblies and finished goods inventories	$102,996	$92,981
Deferred cost of goods sold	2,867	2,421
	105,863	95,402
Less noncurrent portion (included in Other assets)	(19,454)	(16,596)
Current portion	$86,409	$78,806

(4) INTANGIBLE ASSETS AND GOODWILL

The Company’s intangible assets at September 30, 2026 and December 31, 2025 consisted of the following (in thousands):

	Weighted
	average
	amortization			Net
	period		Accumulated	carrying
September 30, 2026	(years)	Cost	amortization	value
Developed technology	7.84	$340,380	$293,787	$46,593
Customer relationships	11.86	268,140	201,074	67,066
Software licenses	3.00	6,855	5,944	911
Trade names	3.88	5,000	5,000	—
		$620,375	$505,805	$114,570

	Weighted
	average
	amortization			Net
	period		Accumulated	carrying
December 31, 2025	(years)	Cost	amortization	value
Developed technology	7.84	$340,380	$281,000	$59,380
Customer relationships	11.86	268,140	184,462	83,678
Software licenses	3.00	5,748	5,462	286
Trade names	3.88	5,000	5,000	—
		$619,268	$475,924	$143,344

RIBBON COMMUNICATIONS INC.

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

Estimated future amortization expense for the Company’s intangible assets at September 30, 2026 was as follows (in thousands):

Years ending December 31,
Remainder of 2026	$9,629
2027	34,347
2028	23,769
2029	18,380
2030	7,723
2031	5,927
Thereafter	14,795
$114,570

There were no changes to the carrying value of the Company’s goodwill in the nine months ended September 30, 2026. The components of goodwill at both September 30, 2026 and December 31, 2025 were as follows (in thousands):

	Cloud and	IP Optical
	Edge	Networks	Total
Goodwill	$392,302	$191,996	$584,298
Accumulated impairment losses	(167,406)	(116,000)	(283,406)
	$224,896	$75,996	$300,892

(5) FAIR VALUE HIERARCHY

The carrying amounts of the Company’s cash equivalents, accounts receivable, accounts payable and borrowings under a revolving credit facility in the condensed consolidated balance sheets approximate fair value due to the immediate or short-term nature of these financial instruments. The carrying amount of the Company’s term debt at September 30, 2026 and December 31, 2025 also approximates fair value, based on prevailing market conditions. The Company’s warrant liability had a fair value of $0.1 million and $1.9 million as of September 30, 2026 and December 31, 2025, respectively.

Fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. As such, fair value is a market-based measurement that should be determined based on assumptions that market participants would use in pricing an asset or a liability. The three-tier fair value hierarchy is based on the level of independent, objective evidence surrounding the inputs used to measure fair value. A financial instrument’s classification within the fair value hierarchy is based upon the lowest level of inputs that is significant to the fair value measurement. The fair value hierarchy is as follows:

●	Level 1 applies to assets or liabilities for which there are quoted prices in active markets for identical assets or liabilities. The Company had no assets or liabilities fair valued using Level 1 inputs at September 30, 2026 or December 31, 2025.
●	Level 2 applies to assets or liabilities for which there are inputs that are directly or indirectly observable in the marketplace, such as quoted prices for similar assets or liabilities in active markets or quoted prices for identical assets or liabilities in markets with insufficient volume or infrequent transactions (less active markets). At December 31, 2025, the Company determined the fair value of its defined benefit plans’ assets using Level 2 inputs. There were no significant changes to the Company’s defined benefit plans’ assets during the nine months ended September 30, 2026 that required the calculation of their fair value as of

RIBBON COMMUNICATIONS INC.

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

September 30, 2026. Level 2 inputs were also used to determine the fair value of the Company’s derivative financial instruments at September 30, 2026.
●	Level 3 applies to assets or liabilities for which there are unobservable inputs to the valuation methodology that are significant to the measurement of the fair value of the assets or liabilities. Level 3 inputs were used to determine the fair value of the Company’s warrants at September 30, 2026 and December 31, 2025.

The Company had no transfers between Level 2 and Level 3 fair value measurements during the three and nine months ended September 30, 2026 or 2025.

(6) ACCRUED EXPENSES AND OTHER

Accrued expenses at September 30, 2026 and December 31, 2025 consisted of the following (in thousands):

	September 30,	December 31,
	2026	2025
Employee compensation and related costs	$27,981	$37,857
Professional fees	14,012	14,400
Taxes payable	5,289	5,541
Other	31,575	32,961
	$78,857	$90,759

(7) WARRANTY

The changes in the Company’s warranty accrual balance in the nine months ended September 30, 2026 and 2025 were as follows (in thousands):

	Nine months ended
	September 30,	September 30,
	2026	2025
Balance at beginning of year	$12,819	$12,300
Current period provisions	4,437	4,640
Settlements	(4,171)	(3,989)
Balance at end of period	$13,085	$12,951

At September 30, 2026, the Company’s accrual for product warranties was reflected in its condensed consolidated balance sheet as a current liability in Accrued expenses and other of $5.4 million, and as a long-term liability in Other long-term liabilities of $7.7 million.

(8) RESTRUCTURING AND FACILITIES CONSOLIDATION INITIATIVES

The Company recorded restructuring and related expense aggregating $1.4 million and $3.5 million in the three months ended September 30, 2026 and 2025, respectively and $7.9 million and $10.2 million in the nine months ended September 30, 2026 and 2025, respectively. Restructuring and related expense includes restructuring expense (primarily severance and related costs), estimated future variable and other lease costs for vacated properties with no intent or ability to sublease, and accelerated rent amortization expense.

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

Accelerated amortization of lease assets is recognized from the date that the Company commences the plan to fully or partially vacate a facility, for which there is no intent or ability to enter into a sublease, through the final vacate date. Amounts of accelerated rent amortization that are included as a component of restructuring and related expense are excluded from the tables below, as the liability for lease payments for each respective facility is included as a component of Operating lease liabilities in the Company’s condensed consolidated balance sheets at September 30, 2026 and December 31, 2025 (see Note 17). The Company may incur additional future expense if it is unable to sublease other locations included in the facilities initiative.

The components of restructuring and related expense for the three and nine months ended September 30, 2026 and 2025 were as follows (in thousands):

	Three months ended		Nine months ended
	September 30,	September 30,	September 30,	September 30,
	2026	2025	2026	2025
Severance and related costs	$261	$2,583	$4,389	$4,996
Variable and other facilities-related costs	1,175	923	3,527	5,197
	$1,436	$3,506	$7,916	$10,193

The following table presents the rollforward of accrued restructuring liabilities for the Company’s restructuring plans for the nine months ended September 30, 2026 (in thousands):

	2022 and Prior	2025	2026
	Restructuring	Restructuring	Restructuring
	Plans	Plan	Plan	Total
Balances, January 1, 2026	$806	$622	$8,461	$9,889
Charged to expense	1,944	(19)	5,991	7,916
Payments	(2,198)	(343)	(12,038)	(14,579)
Balances, September 30, 2026	$552	$260	$2,414	$3,226

2026 Restructuring Plan

During the fourth quarter of 2025, the Company’s President and Chief Executive Officer (“CEO”) approved a strategic restructuring program (the "2026 Restructuring Plan") that consists of workforce reductions in certain of the Company’s operating locations to correspond with current sales levels in those areas. Any positions eliminated in countries outside the United States are subject to local law and consultation requirements. In connection with the 2026 Restructuring Plan, the Company recorded restructuring and related expense of $0.9 million and $6.0 million in the three and nine months ended September 30, 2026, respectively.

2025 Restructuring Plan

During the first quarter of 2025, the Company’s President and CEO approved a strategic restructuring program (as subsequently amended, the "2025 Restructuring Plan") that consists of workforce reductions in certain of the Company’s

RIBBON COMMUNICATIONS INC.

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

operating locations to correspond with current sales levels in those areas. The 2025 Restructuring Plan was amended in the third quarter of 2025 to reflect an increase in the scope of the proposed reductions. Any positions eliminated in countries outside the United States are subject to local law and consultation requirements. In connection with the 2025 Restructuring Plan, the Company incurred nominal restructuring and related expense in the three and nine months ended September 30, 2026. The Company recorded restructuring and related expense of $2.5 million and $5.1 million in the three and nine months ended September 30, 2025, respectively.

2022 and Prior Restructuring Plans

Prior to December 31, 2022, the Company engaged in various restructuring plans that included consolidation of facilities and workforce reductions. Substantially all the ongoing costs incurred under such plans in the periods presented relate to variable and other facilities-related costs. In connection with these plans, the Company recorded restructuring and related expense of $0.6 million and $0.9 million in the three months ended September 30, 2026 and 2025, respectively, and $1.9 million and $5.2 million in the nine months ended September 30, 2026 and 2025, respectively.

Balance Sheet Classification

The current portions of accrued restructuring and related expense were $2.9 million and $9.4 million at September 30, 2026 and December 31, 2025, respectively, and are included as components of Accrued expenses and other in the condensed consolidated balance sheets. The long-term portions of accrued restructuring and related expense are included as components of Other long-term liabilities in the condensed consolidated balance sheets. The long-term portions of accrued restructuring and related expense were $0.3 million and $0.5 million at September 30, 2026 and December 31, 2025, respectively.

(9) DEBT

As of September 30, 2026, the Company had $350.6 million outstanding under its credit facility (the “Credit Facility”), including $335.6 million under the term loan and $15.0 million under the revolving credit facility, with an additional $20.0 million of available borrowing capacity under the Credit Facility. Scheduled quarterly principal repayments continued during the period in accordance with the terms of the Company’s Senior Secured Credit Facilities Credit Agreement (the “Credit Agreement”) governing the Credit Facility.

On May 5, 2026, the Company entered into the First Amendment and Limited Waiver to Credit Agreement (the “First Amendment”) with Ribbon Communications Operating Company, Inc., HPS Investment Partners, LLC, as administrative agent, and the consenting lenders. The First Amendment (1) waives compliance with the maximum consolidated net leverage ratio financial covenant as of and for the period ending June 30, 2026, (2) increases the Maximum Consolidated Net Leverage Ratio (as defined in the Credit Agreement) to 4.50:1.00 as of and for the period ending September 30, 2026, and sets the ratio for all subsequent quarters to 4.00:1.00, and (3) modifies the applicable interest rate margins for any quarter in which the Consolidated Net Leverage Ratio exceeds 3.75:1.00 to 7.00%. Debt issuance costs associated with the First Amendment totaled $1.0 million and are being amortized on a straight-line basis over the remaining life of the Credit Facility to Interest expense, net.

The Company remained in compliance with all financial covenants under the Credit Facility as of September 30, 2026.

RIBBON COMMUNICATIONS INC.

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

The Company had the following outstanding borrowings, unamortized debt issuance costs and original issue discount, letters of credit, interest rates, and remaining borrowing capacity under the Credit Facility as of September 30, 2026 and December 31, 2025:

	September 30,	December 31,
	2026	2025
Current portion of term debt	$10,938	$8,750

Revolving credit facility	$15,000	$—

Long-term debt, net of current:
Long-term debt, net of current (Face amount)	$324,625	$333,375
Original issue discount	(3,811)	(4,861)
Unamortized debt issuance costs - Contra-liability	(3,877)	(3,989)
Long-term debt, net of current	$316,937	$324,525

Total face amount of borrowings	$350,563	$342,125

Unamortized original issue discount and debt issuance costs:
Other assets	$768	$881
Long-term debt - Contra-liability	7,688	8,850
Total unamortized original issue discount and debt issuance costs	$8,456	$9,731

Available borrowing capacity	$20,000	$35,000

Average interest rates:
Term loan	10.0%	10.3%
Revolving credit facility	10.2%	—%

The Company’s debt maturities as of September 30, 2026 were as follows:

Years ending December 31,
Remainder of 2026	$2,188
2027	28,125
2028	17,500
2029	302,750
$350,563

Letters of Credit and Other Guarantees

In the course of its business, the Company uses letters of credit, bank guarantees, and surety bonds (collectively, "Guarantees"). The Company had $10.9 million and $11.1 million of Guarantees under various uncommitted facilities as of September 30, 2026 and December 31, 2025, respectively. The Company had no letters of credit outstanding under its Credit Facility as of September 30, 2026 or December 31, 2025. At September 30, 2026 and December 31, 2025, the Company had cash collateral of $2.0 million and $1.7 million supporting the Guarantees, respectively, which are reported as Restricted cash in the Company’s condensed consolidated balance sheets.

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

The Company’s objectives in using foreign exchange rate derivatives are to mitigate risk, add stability to cash flows, and manage its exposure to foreign exchange rate movements. To accomplish these objectives, the Company uses foreign exchange rate forward contracts as part of its foreign currency risk management strategy. Foreign exchange rate forward contracts designated as cash flow hedges involve the exchange of fixed USD payments for fixed ILS receipts at predetermined exchange rates, thereby reducing the variability of forecasted ILS‑denominated expenditures.

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

RIBBON COMMUNICATIONS INC.

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

The impact of the Company’s derivative financial instruments designated as cash flow hedges on the Company’s condensed consolidated statements of operations and condensed consolidated statements of comprehensive loss for the three and nine months ended September 30, 2026 was as follows (in thousands):

	Three months ended	Nine months ended
	September 30,	September 30,
	2026	2026
Amount recognized in other comprehensive income (loss) on the derivative (effective portion)	$(229)	$(753)
Amount reclassified from accumulated other comprehensive income to the condensed consolidated statement of operations	(219)	444
Unrealized loss on cash flow hedges, net of reclassifications into earnings	$(448)	$(309)

The Company expects that all amounts recorded in Accumulated other comprehensive income related to outstanding foreign exchange forward contracts will be reclassified into earnings within the next twelve months, as all contracts outstanding at September 30, 2026 mature no later than January 2027.

The Company's derivative liability designated as a hedging instrument and the related fair value and location in the condensed consolidated balance sheet at September 30, 2026 are as follows (in thousands):

September 30,
Balance sheet location	2026
Accrued expenses and other	$309

The aggregate notional amounts and maturities of the Company’s outstanding foreign exchange rate forward contracts at September 30, 2026 were as follows:

		Notional		Notional
Derivative Instrument		Amount		Amount	Maturity
Foreign exchange rate forward contracts (cash flow hedges)	USD	10,262,216	ILS	30,461,289	October 2026 - January 2027

The Company has classified the foreign exchange derivatives aggregating $0.3 million at September 30, 2026 as Level 2 within the fair value hierarchy (see Note 5).

(11) PREFERRED STOCK AND WARRANTS

In connection with a private placement completed in March 2023, the Company issued 4.9 million warrants to purchase shares of the Company’s common stock at an exercise price of $3.77 per share, 4.7 million of which remain outstanding following the June 2024 redemption of the related preferred stock. No warrant exercises occurred during the nine months ended September 30, 2026. In the nine months ended September 30, 2025, holders exercised 0.2 million warrants, and the remaining warrants continue to be outstanding without modification. The Company accounts for the warrants as liability‑classified instruments under ASC 480, Distinguishing Liabilities from Equity, and remeasures them to fair value at each reporting date using a Black‑Scholes option‑pricing model. Changes in fair value are recognized within Other income, net in the condensed consolidated statements of operations.

RIBBON COMMUNICATIONS INC.

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

The Company determined the fair value of the warrants using Level 3 inputs. The key assumptions into the model utilized were as follows as of September 30, 2026 and December 31, 2025:

	September 30,	December 31,
	2026	2025
Stock price	$1.76	$2.88
Strike price	$3.77	$3.77
Risk-free rate	4.33%	3.48%
Volatility	62.3%	50.7%
Dividend yield	0.0%	0.0%
Time to expiration (years)	0.5	1.2
Fair value of warrant per share	$0.02	$0.41

The changes in the Company’s warrant liabilities for the nine months ended September 30, 2026 and 2025 were as follows (in thousands):

	Nine months ended
	September 30,	September 30,
	2026	2025
Balance at beginning of year	$1,919	$8,064
Exercise of warrants	—	(150)
Fair value change	(1,820)	(2,811)
Balance at end of period	$99	$5,103

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

During the nine months ended September 30, 2025, 176,658 of the warrants were exercised in cashless exercises, resulting in the issuance of 32,573 shares of the Company’s common stock at a weighted average fair value of $4.62 per share. There were 4,681,432 remaining warrants outstanding as of September 30, 2026.

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

RIBBON COMMUNICATIONS INC.

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

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

RIBBON COMMUNICATIONS INC.

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

The Company does not generally offer significant financing components in its contracts with customers. However, if a contract includes a significant financing component, the transaction price is adjusted for the time value of money. For the three and nine months ended September 30, 2026, the impact of financing components was immaterial.

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

Disaggregation of Revenue

The Company disaggregates its revenue from contracts with customers based on the nature of the products and services and the geographic regions in which each customer is domiciled. The Company’s total revenue for the three and nine months ended September 30, 2026 and 2025 was disaggregated geographically as follows:

			Service revenue
	Product	Service revenue	(professional
Three months ended September 30, 2026	revenue	(maintenance)	services)	Total revenue
United States	$47,686	$35,081	$17,718	$100,485
Europe, Middle East and Africa	33,330	13,892	8,923	56,145
Asia Pacific	37,701	10,460	3,159	51,320
Other	2,605	6,325	1,830	10,760
	$121,322	$65,758	$31,630	$218,710

			Service revenue
	Product	Service revenue	(professional
Three months ended September 30, 2025	revenue	(maintenance)	services)	Total revenue
United States	$39,515	$35,191	$21,967	$96,673
Europe, Middle East and Africa	35,765	18,045	9,082	62,892
Asia Pacific	30,337	9,723	3,191	43,251
Other	4,362	6,556	1,637	12,555
	$109,979	$69,515	$35,877	$215,371

			Service revenue
	Product	Service revenue	(professional
Nine months ended September 30, 2026	revenue	(maintenance)	services)	Total revenue
United States	$105,638	$103,791	$53,001	$262,430
Europe, Middle East and Africa	74,987	43,973	25,347	144,307
Asia Pacific	95,926	29,097	9,862	134,885
Other	8,445	18,586	5,003	32,034
	$284,996	$195,447	$93,213	$573,656

			Service revenue
	Product	Service revenue	(professional
Nine months ended September 30, 2025	revenue	(maintenance)	services)	Total revenue
United States	$127,957	$102,061	$65,572	$295,590
Europe, Middle East and Africa	80,759	53,790	25,955	160,504
Asia Pacific	89,342	28,831	10,009	128,182
Other	8,969	19,552	4,436	32,957
	$307,027	$204,234	$105,972	$617,233

RIBBON COMMUNICATIONS INC.

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

The Company’s product revenue from its direct sales program and from indirect sales through its channel partner program for the three and nine months ended September 30, 2026 and 2025 was as follows (in thousands):

	Three months ended		Nine months ended
	September 30,	September 30,	September 30,	September 30,
	2026	2025	2026	2025
Indirect sales through channel partner program	$36,822	$28,488	$88,717	$90,211
Direct sales	84,500	81,491	196,279	216,816
	$121,322	$109,979	$284,996	$307,027

The Company’s product revenue from sales to enterprise customers and from sales to service provider customers for the three and nine months ended September 30, 2026 and 2025 was as follows (in thousands):

	Three months ended		Nine months ended
	September 30,	September 30,	September 30,	September 30,
	2026	2025	2026	2025
Sales to enterprise customers	$45,330	$37,467	$106,181	$99,751
Sales to service provider customers	75,992	72,512	178,815	207,276
	$121,322	$109,979	$284,996	$307,027

The Company’s product revenue and service revenue components by segment for the three and nine months ended September 30, 2026 and 2025 were as follows (in thousands):

	Three months ended		Nine months ended
	September 30,	September 30,	September 30,	September 30,
	2026	2025	2026	2025
Product revenue:
Cloud and Edge	$48,902	$46,097	$112,883	$134,070
IP Optical Networks	72,420	63,882	172,113	172,957
Total product revenue	$121,322	$109,979	$284,996	$307,027

Service revenue:
Maintenance:
Cloud and Edge	$51,784	$52,315	$153,894	$154,899
IP Optical Networks	13,974	17,200	41,553	49,335
Total maintenance revenue	65,758	69,515	195,447	204,234
Professional services:
Cloud and Edge	22,223	26,026	66,149	80,108
IP Optical Networks	9,407	9,851	27,064	25,864
Total professional services revenue	31,630	35,877	93,213	105,972
Total service revenue	$97,388	$105,392	$288,660	$310,206

Revenue Contract Balances

The timing of revenue recognition, billings and cash collections results in billed accounts receivable, unbilled receivables, which are contract assets, and customer advances and deposits, which are contract liabilities, in the Company’s condensed consolidated balance sheets. Amounts are billed as work progresses in accordance with agreed-upon contractual terms, either at periodic intervals or upon achievement of contractual milestones. Billing may occur subsequent to revenue recognition, resulting in contract assets. The Company may receive advances or deposits from its customers before revenue is recognized, resulting in contract liabilities which are classified as deferred revenue. These

RIBBON COMMUNICATIONS INC.

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

assets and liabilities are reported in the Company’s condensed consolidated balance sheets on a contract-by-contract basis as of the end of each reporting period. Changes in the contract asset and liability balances during the nine months ended September 30, 2026 were not materially impacted by any factors other than billing and revenue recognition. Nearly all of the Company’s deferred revenue balance is related to services revenue, primarily customer support contracts. Unbilled receivables stem primarily from engagements where services have been performed; however, billing cannot occur until services are completed.

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

The changes in the Company’s accounts receivable, unbilled receivables and deferred revenue balances for the nine months ended September 30, 2026 were as follows (in thousands):

		Unbilled	Deferred	Deferred
	Accounts	accounts	revenue	revenue
	receivable	receivable	(current)	(long-term)
Balance at January 1, 2026	$161,007	$70,878	$124,425	$31,654
Increase (decrease), net	10,175	4,172	(11,971)	5,209
Balance at September 30, 2026	$171,182	$75,050	$112,454	$36,863

The Company recognized approximately $90 million of revenue in the nine months ended September 30, 2026 that was recorded as deferred revenue at December 31, 2025 and approximately $96 million of revenue in the nine months ended September 30, 2025 that was recorded as deferred revenue at December 31, 2024. Of the Company’s deferred revenue reported as long-term in its condensed consolidated balance sheet at September 30, 2026, the Company expects that approximately $16 million will be recognized as revenue in 2027, approximately $10 million will be recognized as revenue in 2028 and approximately $11 million will be recognized as revenue in 2029 and beyond.

The Company applies the optional exemption of not disclosing the transaction price allocated to the remaining performance obligation for its contracts with an original duration of less than one year. In 2024, the Company entered into a contract with an existing customer that has revenue allocated to remaining performance obligations, which includes unearned revenue and amounts that will be invoiced and recognized as revenue in future periods of approximately $147 million and $171 million as of September 30, 2026 and December 31, 2025, respectively. At this time, the Company expects to recognize the majority of the revenue related to this contract in the years 2026 through 2028.

All freight-related customer invoicing is recorded as revenue, while the shipping and handling costs that occur after control of the promised goods or services transfer to the customer are reported as fulfillment costs, a component of Cost of revenue - product in the Company’s condensed consolidated statements of operations.

Deferred Commissions Cost

Sales commissions earned by the Company’s employees are considered incremental and recoverable costs of obtaining a contract with a customer. These costs have been deferred on our condensed consolidated balance sheet and are being amortized over the expected life of the customer contract, which is generally five years. At September 30, 2026 and December 31, 2025, the Company had $2.1 million of deferred sales commissions capitalized.

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

RIBBON COMMUNICATIONS INC.

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

The tables below present significant segment expenses regularly reviewed by the CODM for the three and nine months ended September 30, 2026 and 2025 (in thousands):

	Three months ended		Nine months ended
	September 30,	September 30,	September 30,	September 30,
	2026	2025	2026	2025
Segment revenue:
Cloud and Edge	$122,909	$124,438	$332,926	$369,077
IP Optical Networks	95,801	90,933	240,730	248,156
Revenue	$218,710	$215,371	$573,656	$617,233

	Three months ended		Nine months ended
	September 30,	September 30,	September 30,	September 30,
	2026	2025	2026	2025
Segment adjusted gross profit:
Cloud and Edge	$76,128	$77,387	$198,719	$229,537
IP Optical Networks	33,988	35,805	80,765	86,580
Total segment adjusted gross profit	110,116	113,192	279,484	316,117

Reconciliation of segment adjusted gross profit to gross profit and loss before income taxes
Stock-based compensation expense	(237)	(169)	(655)	(752)
Amortization of acquired technology	(4,353)	(5,057)	(13,269)	(15,722)
Gross profit	105,526	107,966	265,560	299,643

Research and development expense	44,424	45,894	133,727	134,158
Sales and marketing expense	33,376	33,063	98,769	97,387
General and administrative expense	15,233	16,368	46,854	48,126
Amortization of acquired intangible assets	5,461	5,933	16,612	18,063
Acquisition-, disposal- and integration-related expense	—	439	—	4,337
Restructuring and related expense	1,436	3,506	7,916	10,193
Interest expense, net	11,273	11,606	31,714	33,083
Other (income) expense, net	(1,125)	134	619	(836)
Loss before income taxes	$(4,552)	$(8,977)	$(70,651)	$(44,868)

	Three months ended		Nine months ended
	September 30,	September 30,	September 30,	September 30,
	2026	2025	2026	2025
Segment depreciation expense:
Cloud and Edge	$2,128	$2,399	$7,014	$7,151
IP Optical Networks	2,084	2,026	6,329	5,031
Depreciation expense	$4,212	$4,425	$13,343	$12,182

RIBBON COMMUNICATIONS INC.

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

(14) MAJOR CUSTOMERS

The following customers contributed 10% or more of the Company’s revenue in the three and nine months ended September 30, 2026 and 2025:

	Three months ended		Nine months ended
	September 30,	September 30,	September 30,	September 30,
	2026	2025	2026	2025
Verizon Communications Inc.	17%	18%	15%	18%
Bharti Telecom Limited	*	10%	11%	*
* Less than 10% of total revenue

At September 30, 2026 and December 31, 2025, no customer accounted for 10% or more of the Company’s accounts receivable balance. The Company performs ongoing credit evaluations of its customers and generally does not require collateral on accounts receivable. The Company maintains an allowance for doubtful accounts and such losses have historically been within management’s expectations.

(15) COMMON STOCK REPURCHASES

In the second quarter of 2025, the Company's Board of Directors approved a program to repurchase up to $50 million of the Company’s common stock (the “2025 Repurchase Program” or the “Repurchase Program”). Commencing on June 5, 2025 and continuing through December 31, 2027, the Repurchase Program is being funded with cash on hand or cash generated from operations. During the nine months ended September 30, 2026, the Company used $0.8 million, including transaction fees, to repurchase and retire 0.4 million shares of its common stock under the Repurchase Program. Since the start of the Repurchase Program, the Company has used $9.8 million, including transaction fees, to repurchase and retire 2.9 million shares of its common stock. Repurchases are subject to the terms of the Company’s Credit Facility, which limits aggregate share repurchases to $15 million and subjects such repurchases to compliance with specified financial covenants and leverage requirements.

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

RIBBON COMMUNICATIONS INC.

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

Restricted Stock Units

The activity related to the Company’s RSUs for the nine months ended September 30, 2026 was as follows:

		Weighted
		Average
		Grant Date
	Shares	Fair Value
Unvested balance at January 1, 2026	9,928,256	$3.12
Granted	3,250,226	$2.70
Vested	(4,216,107)	$3.56
Forfeited	(392,801)	$3.37
Unvested balance at September 30, 2026	8,569,574	$3.27

The total grant date fair value of shares of restricted stock underlying RSUs that vested during the nine months ended September 30, 2026 was $15.0 million.

Performance-Based Stock Units

The activity related to the Company’s PSUs for the nine months ended September 30, 2026 was as follows:

		Weighted
		Average
		Grant Date
	Shares	Fair Value
Unvested balance at January 1, 2026	5,054,723	$3.93
Granted	1,546,236	2.95
Vested	(1,272,210)	3.79
Forfeited	(1,442,474)	3.30
Unvested balance at September 30, 2026	3,886,275	$3.82

The total grant date fair value of shares of restricted stock underlying PSUs that vested during the nine months ended September 30, 2026 was $4.8 million.

Stock-Based Compensation

The condensed consolidated statements of operations include stock-based compensation for the three and nine months ended September 30, 2026 and 2025 as follows (in thousands):

	Three months ended		Nine months ended
	September 30,	September 30,	September 30,	September 30,
	2026	2025	2026	2025
Product cost of revenue	$35	$17	$117	$116
Service cost of revenue	202	152	538	636
Research and development	479	398	1,416	1,578
Sales and marketing	1,385	1,493	3,618	3,732
General and administrative	3,611	3,784	10,809	8,557
	$5,712	$5,844	$16,498	$14,619

RIBBON COMMUNICATIONS INC.

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

At September 30, 2026, there was $23.9 million, net of expected forfeitures, of unrecognized stock-based compensation expense related to unvested RSUs and PSUs. This expense is expected to be recognized over a weighted average period of approximately two years.

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

Right-of-use assets and lease liabilities are initially measured based on the present value of the future minimum fixed lease payments (i.e., fixed payments in the lease contract) over the lease term at the commencement date. As the Company’s existing leases do not have a readily determinable implicit rate, the Company uses its incremental borrowing rate based on the information available at the commencement date in determining the present value of future minimum fixed lease payments. The Company calculates its incremental borrowing rate to reflect the interest rate that it would have to pay to borrow on a collateralized basis an amount equal to the lease payments in a similar economic environment over a similar term and considers its historical borrowing activities and market data from entities with comparable credit ratings in this determination. The measurement of the right-of-use asset also includes any lease payments made prior to the commencement date (excluding any lease incentives) and initial direct costs incurred. The Company assessed its right-of-use assets for impairment as of September 30, 2026 and December 31, 2025 and determined no impairment has occurred.

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

Certain leased facilities are being partially or fully vacated as part of the 2022 Restructuring Plan and for some of those facilities, the Company has no plans to enter into sublease agreements. Accordingly, the Company may accelerate the amortization of those lease assets through the planned cease-use date of each facility, resulting in additional amortization expense. No such accelerated amortization was recorded in three and nine months ended September 30, 2026 or 2025. The Company did not record estimated future variable lease costs in the three and nine months ended September 30, 2026 or 2025 related to the 2022 Restructuring Plan.

All incremental accelerated amortization and accruals for estimated future variable costs are included in Restructuring and related expense in the Company’s condensed consolidated statements of operations. At September 30, 2026 and December 31, 2025, the Company had accruals of $0.6 million and $0.8 million, respectively,

RIBBON COMMUNICATIONS INC.

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

for all future anticipated variable lease costs related to these facilities. The Company may incur additional future expense if it is unable to sublease other locations included in the facilities initiative.

The Company leases its corporate offices and other facilities under operating leases, which expire at various times through 2036.

The Company’s right-of-use lease assets and lease liabilities at September 30, 2026 and December 31, 2025 were as follows (in thousands):

		September 30,	December 31,
	Classification	2026	2025
Assets:
Operating lease assets	Operating lease right-of-use assets	$42,888	$46,240

Liabilities:
Current Operating	Operating lease liabilities	$11,200	$11,699
Non-Current Operating	Operating lease liabilities, net of current	55,609	60,159
Total Operating lease liabilities		$66,809	$71,858

The components of lease expense for the three and nine months ended September 30, 2026 and 2025 were as follows (in thousands):

	Three months ended		Nine months ended
	September 30,	September 30,	September 30,	September 30,
	2026	2025	2026	2025
Operating lease cost*	$3,586	$3,742	$10,945	$10,564
Short-term lease cost	3,339	3,499	10,443	10,579
Variable lease costs (costs excluded from minimum fixed lease payments)**	1,448	1,620	4,445	3,359
Sublease income	(46)	(29)	(158)	(245)
Net lease cost	$8,327	$8,832	$25,675	$24,257
*	No accelerated amortization was recorded in the three and nine months ended September 30, 2026 or 2025.
**

No variable lease costs were expensed in the three and nine months ended September 30, 2026 or 2025 for future estimated variable expenses related to certain assets partially or fully vacated with no intent or ability to sublease.

Cash flows related to the Company’s leases included in the measurement of operating lease liabilities were classified as operating cash flows and totaled $13.2 million and $12.0 million in the nine months ended September 30, 2026 and 2025, respectively.

The Company’s non-cash investing and financing activities in the nine months ended September 30, 2025 related to the addition of operating leases resulted in right-of-use assets (“ROUs”) obtained in exchange for lease obligations of $20.3 million and operating lease liabilities recorded of $31.0 million. There were no material non‑cash investing or financing activities related to operating leases in the nine months ended September 30, 2026.

RIBBON COMMUNICATIONS INC.

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

Other information related to the Company’s leases as of September 30, 2026 and December 31, 2025 was as follows (in thousands):

	September 30,	December 31,
	2026	2025
Weighted average remaining lease term (years):
Operating leases	6.62	6.91
Weighted average discount rate:
Operating leases	9.78%	9.50%

Future minimum fixed lease payments under noncancelable leases at September 30, 2026 were as follows (in thousands):

Operating
leases
Remainder of 2026	$4,406
2027	16,679
2028	14,911
2029	12,472
2030	9,549
2031 and beyond	34,553
Total lease payments	92,570
Less: interest	(25,761)
Present value of lease liabilities	$66,809

(18) INCOME TAXES

The Company recorded an income tax benefit of $0.2 million and an income tax provision of $4.6 million in the nine months ended September 30, 2026 and 2025, respectively. These amounts reflect the Company’s estimates of the effective rates expected to be applicable for the respective full years, adjusted for any discrete events, which are recorded in the period in which they occur. These estimates are reevaluated each quarter based on the Company’s estimated tax expense for the full fiscal year. The estimated effective tax rate includes the impact of valuation allowances in various jurisdictions. The Company intends to continue to maintain a valuation allowance on its deferred tax assets until there is sufficient evidence to support the reversal of all or some portion of the respective allowances.

(19) RELATED PARTIES

The Company recognized revenue from its largest stockholder of $0.9 million and $1.0 million in the three months ended September 30, 2026 and 2025, respectively, and $3.0 million and $4.0 million in the nine months ended September 30, 2026 and 2025, respectively. As of September 30, 2026, the Company had accounts receivable of $5.3 million outstanding from its largest stockholder, compared to $8.5 million as of December 31, 2025.

(20) COMMITMENTS AND CONTINGENCIES

Contingencies

Liabilities for Royalty Payments to the IIA

In connection with the Company’s acquisition of ECI Telecom Group Ltd. ("ECI") in 2020, ECI had previously received research and development grants from the Office of the Innovation Authority of the Israeli Ministry of

RIBBON COMMUNICATIONS INC.

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

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

At September 30, 2026, the Company had $2.5 million of unpaid royalties accrued. The Company’s maximum possible future royalties commitment at September 30, 2026 of $10.2 million, including interest of $0.8 million, was based upon estimates of future sales of product and services and the grants received from the IIA not yet repaid.

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

Key Trends and Economic Factors Affecting Ribbon

Tariffs. The global trade landscape continues to be highly volatile. In 2025, the U.S. government implemented a series of trade tariffs on goods imported into the U.S. from various countries. In many cases, these tariffs resulted in reciprocal tariffs and other actions on goods being exported from the U.S. These associated tariffs are complex and continue to evolve as negotiations occur. In February 2026, the U.S. Supreme Court ruled that the International Emergency Economic Powers Act (“IEEPA”), which the U.S. government relied on to impose certain tariffs, does not authorize the administration to impose tariffs. Following the ruling, the U.S. Court of International Trade ordered the U.S. Customs and Border Protection (“CBP”) to refund the IEEPA tariffs, and CBP has since established a phased process for importers to request refunds, which began accepting claims in April 2026 and was expanded in October 2026 to include certain finally liquidated entries. In October 2026, the U.S. Court of International Trade also certified a class of importers seeking IEEPA refunds; that decision may be appealed, and the IEEPA tariffs and refunds remain subject to ongoing litigation. In response to the U.S. Supreme Court ruling, the administration imposed a temporary 10% tariff on most imports under Section 122 of the Trade Act of 1974, which expired on July 24, 2026, and has since imposed or proposed additional tariffs under Section 301 of the Trade Act of 1974 and Section 232 of the Trade Expansion Act of 1962, some of which are also being challenged in court. In addition, at the July 2026 joint review of the U.S.-Mexico-Canada Agreement (“USMCA”), on which we rely for the importation of many of our products from our contract manufacturer in Mexico, the United States declined to renew the USMCA in its current form. Although the USMCA remains in effect and is scheduled to expire in 2036 unless extended, the United States may seek to modify the agreement or impose tariffs on goods from Mexico or Canada, including goods that currently qualify for USMCA treatment. The full impact of these developments, including the timing and extent of any refunds, the impact of new tariffs and the future of the USMCA, remains uncertain. While the announced tariffs have not had a material impact on our business to date, new or proposed tariffs, including the loss of exemptions under existing trade agreements or otherwise, could result in additional expenses for products we import into the United States. In addition, the economic uncertainty caused by the tariffs may result in customers delaying planned purchases of products and services.

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

Inflation and Interest Rates. We continue to see near-term impacts on our business due to inflation, including ongoing global price pressures resulting in higher energy prices, component costs, freight premiums, and other operating costs above normal rates. Although headline inflation in the United States and Europe appears to be easing, core inflation (excluding food and energy prices) remains elevated and is a source of continued cost pressure on businesses and households. Interest rates remain high as central banks in developed countries attempt to subdue inflation while government deficits and debt remain at high levels in many global markets. Recently, the Federal Reserve increased the federal funds rate to its current target range of 3.75% to 4.00% as a result of indicators that inflation was increasing. The economic outlook remains uncertain, and the implications of current and future tariffs, higher government deficits and debt, tighter monetary policy, and potentially higher long-term interest rates may drive a higher cost of capital for our business.

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

Financial Overview

Financial Results

We reported income from operations of $5.6 million and $2.8 million for the three months ended September 30, 2026 and 2025, respectively. We reported a loss from operations of $38.3 million and $12.6 million for the nine months ended September 30, 2026 and 2025, respectively.

Our revenue was $218.7 million and $215.4 million in the three months ended September 30, 2026 and 2025, respectively. Our gross profit and gross margin were $105.5 million and 48.2%, respectively, in the three months ended September 30, 2026, and $108.0 million and 50.1%, respectively, in the three months ended September 30, 2025. The higher revenue in the three months ended September 30, 2026 compared to 2025 is due to $4.9 million higher IP Optical Networks revenue offset by $1.6 million lower Cloud and Edge revenue. IP Optical Networks revenue was higher primarily due to $8.5 million of higher product sales and $3.6 million of lower services revenue. The lower Cloud and Edge revenue was attributable to $4.4 million of lower services revenue offset by $2.8 million of higher product sales. Our revenue was $573.7 million and $617.2 million in the nine months ended September 30, 2026 and 2025, respectively. Our gross profit and gross margin were $265.6 million and 46.3%, respectively, in the nine months ended September 30, 2026, and $299.6 million and 48.5%, respectively, in the nine months ended September 30, 2025. The lower revenue in the nine months ended September 30, 2026 compared to 2025 is due to $36.2 million of lower Cloud and Edge revenue, and $7.4 million of lower IP Optical Networks revenue. The lower Cloud and Edge revenue was attributable to $21.2 million of lower product sales and $15.0 million of lower services revenue. The lower IP Optical Networks revenue was due to $6.6 million of lower services revenue plus $0.8 million of lower product sales.

Revenue from our Cloud and Edge segment was $122.9 million and $124.5 million in the three months ended September 30, 2026 and 2025, respectively. Gross profit and gross margin for this segment were $75.8 million and 61.7%, respectively, in the three months ended September 30, 2026, and $76.5 million and 61.5%, respectively, in the three months ended September 30, 2025. Revenue from our Cloud and Edge segment was $332.9 million and $369.1 million in the nine months ended September 30, 2026 and 2025, respectively. Gross profit and gross margin for this segment were $197.7 million and 59.4%, respectively, in the nine months ended September 30, 2026, and $226.3 million and 61.3%, respectively, in the nine months ended September 30, 2025.

Revenue from our IP Optical Networks segment was $95.8 million and $90.9 million in the three months ended September 30, 2026 and 2025, respectively. Gross profit and gross margin for this segment were $29.7 million and 31.1%, respectively, in the three months ended September 30, 2026, and $31.5 million and 34.6%, respectively, in the three months ended September 30, 2025. Revenue from our IP Optical Networks segment was $240.7 million and $248.1 million in the nine months ended September 30, 2026 and 2025, respectively. Gross profit and gross margin for this segment were $67.9 million and 28.2%, respectively, in the nine months ended September 30, 2026, and $73.3 million and 29.5%, respectively, in the nine months ended September 30, 2025.

Our operating expenses were $99.9 million and $105.2 million in the three months ended September 30, 2026 and 2025, respectively, and $303.9 million and $312.3 million in the nine months ended September 30, 2026 and 2025, respectively. The decreased operating expenses in the three months ended September 30, 2026 as compared to the three months ended September 30, 2025, were primarily attributable to $2.1 million lower restructuring and related expense, $1.5 million lower research and development expense and $1.1 million lower general and administrative expense. The decreased operating expenses in the nine months ended September 30, 2026 as compared to the nine months ended September 30, 2025, were primarily attributable to $4.3 million lower acquisition-, disposal- and integration-related expense, $2.3 million lower restructuring and related expense, $1.5 million lower amortization of acquired intangible assets and $1.3 million lower general and administrative expense partially offset by $1.4 million higher sales and marketing expense. Operating expenses for the three months ended September 30, 2026 included $5.5 million of amortization of acquired intangible assets and $1.4 million of restructuring and related expense. Operating expenses for the three months ended September 30, 2025 included $5.9 million of amortization of acquired intangible assets and $3.5 million of restructuring and related expense. Operating expenses for the nine months ended September 30, 2026 included $16.6 million of amortization of acquired intangible assets and $7.9 million of restructuring and related expense. Operating expenses for the nine months ended September 30, 2025 included $18.1 million of amortization of acquired intangible assets, $4.3 million of acquisition-, disposal- and integration-related expense and $10.2 million of restructuring and related expense.

We recorded stock-based compensation expense of $5.7 million and $5.8 million in the three months ended September 30, 2026 and 2025, respectively and $16.5 million and $14.6 million in the nine months ended September 30, 2026 and 2025, respectively. These amounts are included as components of both Cost of revenue and Operating expenses in our condensed consolidated statements of operations.

See "Results of Operations" in this MD&A for a discussion of the changes in our revenue and expenses for three and nine months ended September 30, 2026 compared to three and nine months ended September 30, 2025.

Restructuring and Cost Reduction Initiatives

During the fourth quarter of 2025, our President and CEO approved a strategic restructuring program (the "2026 Restructuring Plan") that consists of workforce reductions in certain of the Company’s operating locations to correspond with current sales levels in those areas. Any potential positions eliminated in countries outside the United States are subject to local law and consultation requirements. In connection with the 2026 Restructuring Plan, we recorded restructuring and related expense of $0.9 million and $6.0 million in the three and nine months ended September 30, 2026, respectively. We anticipate that we will record additional expense of approximately $1 million in 2026 related to the 2026 Restructuring Plan.

During the first quarter of 2025, our President and CEO approved a strategic restructuring program (as subsequently amended, the "2025 Restructuring Plan") that consists of workforce reductions in certain of our operating locations to correspond with current sales levels in those areas. The 2025 Restructuring Plan was amended in the third quarter of 2025 to reflect an increase in the scope of the proposed reductions. Any potential positions eliminated in countries outside the United States are subject to local law and consultation requirements. In connection with the 2025 Restructuring Plan, the Company incurred nominal restructuring and related expense in the three and nine months ended September 30, 2026. We recorded restructuring and related expense of $2.5 million and $5.1 million in the three and nine months ended September 30, 2025, respectively. We anticipate that we will record nominal additional expense in 2026 for workforce reductions related to the 2025 Restructuring Plan.

In February 2022, our Board of Directors approved a strategic restructuring program (the "2022 Restructuring Plan") to streamline our operations in order to support our investment in critical growth areas. The 2022 Restructuring Plan includes, among other things, charges related to a consolidation of facilities and a workforce reduction. Any positions eliminated in countries outside the United States are subject to local law and consultation requirements. In connection with the 2022 Restructuring Plan, we recorded restructuring and related expense of $0.6 million and $0.9 million in the three months ended September 30, 2026 and 2025, respectively and $1.9 million and $5.2 million in the nine months ended September 30, 2026 and 2025, respectively, for variable and other facilities-related costs. We anticipate that we will record additional expense of approximately $1 million in 2026 related to the 2022 Restructuring Plan.

For facilities that are part of a restructuring plan, for which we have no intent or ability to enter into a sublease, we recognize accelerated rent amortization over the period from the date that we commence the plan to fully or partially vacate a facility through the final vacate date. We did not record accelerated rent amortization in the three and nine months ended September 30, 2026 or 2025. We continue to evaluate our properties included in our restructuring plans for accelerated amortization and/or right-of-use asset impairment. We may incur additional expense in the future if we are unable to sublease other locations included in these initiatives.

Critical Accounting Policies and Estimates

This MD&A is based upon our condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. We base our estimates and judgments on historical experience, knowledge of current conditions and beliefs of what could occur in the future given available information. We consider certain accounting policies to be both those most important to the portrayal of our financial condition and those that require the most subjective judgment. The significant accounting policies that we believe are the most critical include revenue recognition, the valuation of inventory, warranty accruals, loss contingencies and reserves, stock-based compensation, the warrants, business combinations, goodwill and intangible assets, accounting for leases, and accounting for income taxes. If actual results differ significantly from management’s estimates and projections, there could be a material effect on our condensed consolidated financial statements. There were no significant changes to our critical accounting policies from January 1, 2026 through September 30, 2026. For a further discussion of our critical accounting policies and estimates, please refer to our Annual Report on Form 10-K for the year ended December 31, 2025.

Results of Operations

Three and nine months ended September 30, 2026 and 2025

Revenue. Revenue for the three and nine months ended September 30, 2026 and 2025 was as follows (in thousands, except percentages):

			Increase/(decrease)
	Three months ended		from prior year
	September 30,	September 30,
	2026	2025	$	%
Product	$121,322	$109,979	$11,343	10.3%
Service	97,388	105,392	(8,004)	(7.6)%
Total revenue	$218,710	$215,371	$3,339	1.6%

			Decrease
	Nine months ended		from prior year
	September 30,	September 30,
	2026	2025	$	%
Product	$284,996	$307,027	$(22,031)	(7.2)%
Service	288,660	310,206	(21,546)	(6.9)%
Total revenue	$573,656	$617,233	$(43,577)	(7.1)%

Segment revenue for the three and nine months ended September 30, 2026 and 2025 was as follows (in thousands):

	Three months ended September 30, 2026			Three months ended September 30, 2025
	Cloud and	IP Optical		Cloud and	IP Optical
	Edge	Networks	Total	Edge	Networks	Total
Product	$48,902	$72,420	$121,322	$46,097	$63,882	$109,979
Service	74,007	23,381	97,388	78,341	27,051	105,392
Total revenue	$122,909	$95,801	$218,710	$124,438	$90,933	$215,371

	Nine months ended September 30, 2026			Nine months ended September 30, 2025
	Cloud and	IP Optical		Cloud and	IP Optical
	Edge	Networks	Total	Edge	Networks	Total
Product	$112,883	$172,113	$284,996	$134,070	$172,957	$307,027
Service	220,043	68,617	288,660	235,007	75,199	310,206
Total revenue	$332,926	$240,730	$573,656	$369,077	$248,156	$617,233

The higher product revenue in the three months ended September 30, 2026 compared to the three months ended September 30, 2025 was the result of $8.5 million of higher sales of IP Optical Networks products and $2.8 million of higher sales of our Cloud and Edge products, primarily due to sales to our enterprise customers. The lower product revenue in the nine months ended September 30, 2026 compared to the nine months ended September 30, 2025 was primarily the result of $21.2 million of lower sales of our Cloud and Edge products. The decrease in revenue from the sale of Cloud and Edge products was primarily attributable to sales to a Tier 1 service provider due to lower customer demand and delayed purchasing.

Revenue from sales to enterprise customers was 31% and 29% of our total revenue in the three months ended September 30, 2026 and 2025, respectively. These sales were made through both our direct sales team and indirect sales channel partners. The increase in enterprise sales in the three months ended September 30, 2026 primarily reflects higher sales to Cloud and Edge enterprise customers. Revenue from sales to enterprise customers was 31% and 28% of our total revenue in the nine months ended September 30, 2026 and 2025, respectively. The increase in enterprise sales primarily reflects higher IP Optical Networks revenue to the governmental, banking, financial and insurance industries, and other enterprise customers.

Revenue from indirect sales through our channel partner program was 30% and 26% of our product revenue in the three months ended September 30, 2026 and 2025, and 31% and 29% of our product revenue in the nine months ended September 30, 2026 and 2025, respectively. Channel sales as a percentage of product revenue increased in the nine months ended September 30, 2026 reflecting higher sales of products to enterprise customers.

The timing of the completion of customer projects and revenue recognition criteria satisfaction may cause our product revenue to fluctuate from one period to the next.

Service revenue is primarily comprised of software and hardware maintenance and support (“maintenance revenue”) and network design, installation and other professional services (“professional services revenue”).

Service revenue for the three and nine months ended September 30, 2026 and 2025 was comprised of the following (in thousands, except percentages):

			Decrease
	Three months ended		from prior year
	September 30,	September 30,
	2026	2025	$	%
Maintenance	$65,758	$69,515	$(3,757)	(5.4)%
Professional services	31,630	35,877	(4,247)	(11.8)%
Total service revenue	$97,388	$105,392	$(8,004)	(7.6)%

			Decrease
	Nine months ended		from prior year
	September 30,	September 30,
	2026	2025	$	%
Maintenance	$195,447	$204,234	$(8,787)	(4.3)%
Professional services	93,213	105,972	(12,759)	(12.0)%
Total service revenue	$288,660	$310,206	$(21,546)	(6.9)%

Segment service revenue for the three and nine months ended September 30, 2026 and 2025 was comprised of the following (in thousands):

	Three months ended September 30, 2026			Three months ended September 30, 2025
	Cloud and	IP Optical		Cloud and	IP Optical
	Edge	Networks	Total	Edge	Networks	Total
Maintenance	$51,784	$13,974	$65,758	$52,315	$17,200	$69,515
Professional services	22,223	9,407	31,630	26,026	9,851	35,877
Total service revenue	$74,007	$23,381	$97,388	$78,341	$27,051	$105,392

	Nine months ended September 30, 2026			Nine months ended September 30, 2025
	Cloud and	IP Optical		Cloud and	IP Optical
	Edge	Networks	Total	Edge	Networks	Total
Maintenance	$153,894	$41,553	$195,447	$154,899	$49,335	$204,234
Professional services	66,149	27,064	93,213	80,108	25,864	105,972
Total service revenue	$220,043	$68,617	$288,660	$235,007	$75,199	$310,206

Total service revenue was lower by $8.0 million and $21.5 million in the three and nine months ended September 30, 2026 compared to the three and nine months ended September 30, 2025 due to lower maintenance revenue and lower professional services revenue.

Maintenance revenue decreased $3.8 million and $8.8 million in the three and nine months ended September 30, 2026 compared to the three and nine months ended September 30, 2025 due to lower revenue in our IP Optical Networks segment and relatively flat revenue in our Cloud and Edge segment. The decrease in our IP Optical Networks maintenance revenue is due to the completion of a legacy access maintenance contract with a European customer that completed in the fourth quarter of 2025.

Professional services revenue decreased $4.2 million and $12.8 million in the three and nine months ended September 30, 2026 compared to the three and nine months ended September 30, 2025 primarily driven from our Cloud and Edge segment. Our Cloud and Edge segment decrease was due to lower deployment services associated with a voice modernization project with one of our U.S. service providers, which we expect to increase in the upcoming quarters.

The following customers contributed 10% or more of our revenue in the three and nine months ended September 30, 2026 and 2025:

	Three months ended		Nine months ended
	September 30,	September 30,	September 30,	September 30,
Customer	2026	2025	2026	2025
Verizon Communications Inc.	17%	18%	15%	18%
Bharti Telecom Limited	*	10%	11%	*
* Less than 10% of total revenue.

Revenue earned from customers domiciled outside the United States was 54% and 55% in the three months ended September 30, 2026 and 2025, respectively, and 54% and 52% in the nine months ended September 30, 2026 and 2025, respectively. Due to the timing of project completions, we expect that the domestic and international components as a percentage of our revenue may fluctuate from quarter to quarter and year to year.

Our deferred product revenue was $6 million and $7 million at September 30, 2026 and December 31, 2025, respectively. Our deferred service revenue was $143 million and $149 million at September 30, 2026 and December 31, 2025, respectively. Our deferred revenue balance may fluctuate as a result of the timing of revenue recognition, customer payments, maintenance contract renewals, contractual billing rights and maintenance revenue deferrals included in multiple element arrangements.

We expect total revenue in 2026 to decline slightly compared to 2025.

Cost of Revenue/Gross Margin. Our cost of revenue consists primarily of amounts paid to third-party manufacturers for purchased materials and services, royalties, amortization of acquired technology, inventory valuation adjustments, warranty costs, and manufacturing and services personnel and related costs. Our cost of revenue, gross profit and gross margin for the three and nine months ended September 30, 2026 and 2025 were as follows (in thousands, except percentages):

			Increase/(decrease)
	Three months ended		from prior year
	September 30,	September 30,
	2026	2025	$	%
Cost of revenue:
Product	$70,166	$62,037	8,129	13.1%
Service	38,665	40,311	(1,646)	(4.1)%
Amortization of acquired technology	4,353	5,057	(704)	(13.9)%
Total cost of revenue	$113,184	$107,405	5,779	5.4%

Gross profit	$105,526	$107,966	$(2,440)	(2.3)%
Gross margin	48.2%	50.1%

			Increase/(decrease)
	Nine months ended		from prior year
	September 30,	September 30,
	2026	2025	$	%
Cost of revenue:
Product	$178,468	$186,676	(8,208)	(4.4)%
Service	116,359	115,192	1,167	1.0%
Amortization of acquired technology	13,269	15,722	(2,453)	(15.6)%
Total cost of revenue	$308,096	$317,590	(9,494)	(3.0)%

Gross profit	$265,560	$299,643	$(34,083)	(11.4)%
Gross margin	46.3%	48.5%

Our segment cost of revenue, gross profit and gross margin for the three and nine months ended September 30, 2026 and 2025 were as follows (in thousands, except percentages):

	Three months ended September 30, 2026			Three months ended September 30, 2025
	Cloud and	IP Optical		Cloud and	IP Optical
	Edge	Networks	Total	Edge	Networks	Total
Product	$19,891	$50,275	$70,166	$19,252	$42,785	$62,037
Service	27,086	11,579	38,665	27,948	12,363	40,311
Amortization of acquired technology	153	4,200	4,353	729	4,328	5,057
Total cost of revenue	$47,130	$66,054	$113,184	$47,929	$59,476	$107,405

Gross profit	$75,779	$29,747	$105,526	$76,509	$31,457	$107,966
Gross margin	61.7%	31.1%	48.2%	61.5%	34.6%	50.1%

	Nine months ended September 30, 2026			Nine months ended September 30, 2025
	Cloud and	IP Optical		Cloud and	IP Optical
	Edge	Networks	Total	Edge	Networks	Total
Product	$52,318	$126,150	$178,468	$59,628	$127,048	$186,676
Service	82,405	33,954	116,359	80,481	34,711	115,192
Amortization of acquired technology	528	12,741	13,269	2,626	13,096	15,722
Total cost of revenue	$135,251	$172,845	$308,096	$142,735	$174,855	$317,590

Gross profit	$197,675	$67,885	$265,560	$226,342	$73,301	$299,643
Gross margin	59.4%	28.2%	46.3%	61.3%	29.5%	48.5%

Our overall gross margin decreased by 1.9 percentage points in the three months ended September 30, 2026 as compared to the three months ended September 30, 2025 and by 2.2 percentage points in the nine months ended September 30, 2026 as compared to the nine months ended September 30, 2025.

Gross margin for our Cloud and Edge segment was higher in the three months ended September 30, 2026 as compared to the three months ended September 30, 2025 by 20 basis points and was attributable to higher margins on product sales from higher software sales offset by lower professional services sales. Gross margin for our Cloud and Edge segment was lower in the nine months ended September 30, 2026 as compared to the nine months ended September 30, 2025 by 190 basis points due to lower product software sales. We expect Cloud and Edge gross margin to rebound as the deployment of services associated with a voice modernization project with one of our U.S. service providers returns to higher activity levels in the upcoming quarters. Gross margin for IP Optical Networks was lower in the three and nine months ended September 30, 2026, compared to the three and nine months ended September 30, 2025, primarily due to geographic and product mix.

We expect gross margin in 2026 to be slightly lower compared to 2025.

Research and Development. R&D expenses consist primarily of salaries and related personnel expenses and prototype costs for the design, development, testing, and enhancement of our products. R&D expenses for the three and nine months ended September 30, 2026 and 2025 were as follows (in thousands, except percentages):

			Decrease
	September 30,	September 30,	from prior year
	2026	2025	$	%
Three months ended	$44,424	$45,894	$(1,470)	(3.2)%
Nine months ended	$133,727	$134,158	$(431)	(0.3)%

Our R&D expenses remained flat in the three and nine months ended September 30, 2026 compared to the three and nine months ended September 30, 2025, due to lower employee-related costs offset by the impact of increased non‑U.S. expenses associated with a weakening dollar.

Our IP Optical Networks R&D investment is focused on expanding our portfolio of IP Routing solutions, adding additional features and capabilities to our Optical Transport portfolio, and supporting features in our next generation SDN management and orchestration platform. Our Cloud and Edge R&D investment is focused on advancing our cloud-native communications solutions, enhancing our analytics, automation and security capabilities, and supporting our next-generation cloud operations platform.

Some aspects of our R&D efforts require significant short-term expenditures, the timing of which may cause significant variability in our expenses. We believe that rapid technological innovation is critical to our long-term success, and we are tailoring our investments to meet the requirements of our customers and market.

We expect that our R&D expenses will remain moderately flat in 2026 as compared to 2025, primarily due to continued cost efficiencies offsetting the weakening dollar.

Sales and Marketing Expenses. Sales and marketing expenses consist primarily of salaries and related personnel costs, commissions, travel and entertainment expenses, promotions, customer trial and evaluations inventory and other marketing and sales support expenses. Sales and marketing expenses for the three and nine months ended September 30, 2026 and 2025 were as follows (in thousands, except percentages):

			Increase
	September 30,	September 30,	from prior year
	2026	2025	$	%
Three months ended	$33,376	$33,063	$313	0.9%
Nine months ended	$98,769	$97,387	$1,382	1.4%

Sales and marketing expenses in the three and nine months ended September 30, 2026 were relatively flat as compared to the three and nine months ended September 30, 2025.

We expect sales and marketing expenses will increase slightly in 2026 compared to 2025, primarily due to higher employee-related compensation.

General and Administrative Expenses. General and administrative expenses consist primarily of salaries and related personnel costs for executive and administrative personnel, and audit, legal and other professional fees. General and administrative expenses for the three and nine months ended September 30, 2026 and 2025 were as follows (in thousands, except percentages):

			Decrease
	September 30,	September 30,	from prior year
	2026	2025	$	%
Three months ended	$15,233	$16,368	$(1,135)	(6.9)%
Nine months ended	$46,854	$48,126	$(1,272)	(2.6)%

The decrease in general and administrative expenses in the three and nine months ended September 30, 2026 compared to the three and nine months ended September 30, 2025 was primarily attributable to lower litigation expense offset by higher stock compensation expense.

We expect that our general and administrative expenses will remain moderately flat in 2026 as compared to 2025, primarily due to higher employee-related variable compensation associated with stock-based compensation expenses, offset by continued cost efficiencies.

Amortization of Acquired Intangible Assets included in Operating expenses. Amortization of acquired intangible assets included in Operating expenses ("Opex Amortization") for the three and nine months ended September 30, 2026 and 2025 was as follows (in thousands, except percentages):

			Decrease
	September 30,	September 30,	from prior year
	2026	2025	$	%
Three months ended	$5,461	$5,933	$(472)	(8.0)%
Nine months ended	$16,612	$18,063	$(1,451)	(8.0)%

Opex Amortization was lower for the three and nine months ended September 30, 2026 compared to the three and nine months ended September 30, 2025. We record our amortization in relation to expected future cash flows rather than on a straight-line basis. Accordingly, such expense may vary from one period to the next.

Restructuring and Related. We have been committed to streamlining our operations and reducing operating costs by closing and consolidating certain facilities and reducing our worldwide workforce. Please see the additional discussion of our restructuring initiatives in the "Restructuring and Cost Reduction Initiatives" section of the Overview of this MD&A.

We recorded restructuring and related expense of $1.4 million and $3.5 million in the three months ended September 30, 2026 and 2025, respectively and $7.9 million and $10.2 million in the nine months ended September 30, 2026 and 2025, respectively. Although we have eliminated positions as part of our restructuring initiatives, we continue to hire in certain areas that we believe are important to our future growth.

Interest Expense, Net. Interest expense and interest income for the three and nine months ended September 30, 2026 and 2025 were as follows (in thousands, except percentages):

			Decrease
	Three months ended		from prior year
	September 30, 2026	September 30, 2025	$	%
Interest income	$126	$190	$(64)	(33.7)%
Interest expense	(11,399)	(11,796)	$(397)	(3.4)%
Interest expense, net	$(11,273)	$(11,606)	$(333)	(2.9)%

			Decrease
	Nine months ended		from prior year
	September 30, 2026	September 30, 2025	$	%
Interest income	$630	$770	$(140)	(18.2)%
Interest expense	(32,344)	(33,853)	$(1,509)	(4.5)%
Interest expense, net	$(31,714)	$(33,083)	$(1,369)	(4.1)%

Our interest expense in three and nine months ended September 30, 2026 and 2025 primarily represents term debt interest, amortization of debt issuance costs and original issue discount and interest associated with factoring arrangements. Interest expense in the three and nine months ended September 30, 2026 was lower than the same period in 2025 primarily due to lower applicable interest margins and a reduction in the outstanding term debt balance.

Other Income (Expense), Net. We recorded other income, net of $1.1 million and other expense, net of $0.1 million in the three months ended September 30, 2026 and 2025, respectively. We recorded other expense, net of $0.6 million, and other income, net, of $0.8 million in the nine months ended September 30, 2026 and 2025, respectively. Other income, net in the three months ended September 30, 2026 was primarily comprised of approximately $0.9 million of fair value adjustments of our warrants offset by foreign currency exchange losses of $0.1 million. Other expense, net in the three months ended September 30, 2025 was primarily comprised of $1.2 million of fair value adjustments of our warrants, partially offset by foreign currency exchange losses of $1.1 million. Other expense, net in the nine months ended September 30, 2026, was primarily comprised of $2.9 million of foreign currency exchange losses offset by $1.8 million of fair value adjustments of our warrants. Other income, net in the nine months ended September 30, 2025 was primarily comprised of $2.8 million of fair value adjustments of our warrants, partially offset by foreign currency exchange losses of $1.7 million.

Income Taxes. We recorded income tax provisions of $4.6 million and $3.1 million in the three months ended September 30, 2026 and 2025, respectively, and an income tax benefit of $0.2 million and an income tax provision of $4.6 million in the nine months ended September 30, 2026 and 2025, respectively. These amounts reflect our estimates of the effective rates expected to be applicable for the respective full fiscal years, adjusted for any discrete events, which are recorded in the period that they occur. These estimates are reevaluated each quarter based on our estimated tax rate for the full year. The estimated effective tax rate includes the impact of valuation allowances in various jurisdictions. We intend to continue to maintain a valuation allowance on our deferred tax assets until there is sufficient evidence to support the reversal of all or some portion of the respective allowances.

In October 2021, the Organization for Economic Co-operation and Development (the "OECD") announced the OECD/G20 Inclusive Framework on Base Erosion and Profit Shifting, which agreed to a two-pillar solution to address tax challenges arising from digitalization of the economy. In December 2021, the OECD released Pillar Two Model Rules defining the global minimum tax rules, which contemplate a minimum tax rate of 15% (“Pillar Two”). In addition, the OECD issued administrative guidance providing transition and safe harbor rules that could delay the impact of the minimum tax directive. Certain countries in which we operate have enacted legislation consistent with the OECD model rules effective beginning in 2024. We considered the applicable tax laws in relevant jurisdictions and concluded there was no material effect on our tax provision for the nine months ended September 30, 2026 and 2025. We will continue to evaluate the potential effect of Pillar Two rules on our future reporting periods, but we do not expect Pillar Two to have a significant impact on our results of operations, financial position, or cash flows.

The One Big Beautiful Bill Act (the "Act") was signed into law on July 4, 2025. The Act reinstated bonus depreciation, allowed for full expensing of R&D expenses, and increased the limitation of interest deductibility for 2025, amongst many other provisions that are effective January 1, 2026. The tax effects of the Act were reflected in our income tax provision for the year ended December 31, 2025 and the nine months ended September 30, 2026.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements that have or are reasonably likely to have a current or future material effect on our financial position, changes in financial position, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Liquidity and Capital Resources

Our condensed consolidated statements of cash flows are summarized as follows (in thousands):

	Nine months ended
	September 30,	September 30,
	2026	2025	Change
Net loss	$(70,477)	$(49,429)	$(21,048)
Adjustments to reconcile net loss to cash flows (used in) provided by operating activities	57,049	61,627	(4,578)
Changes in operating assets and liabilities	(34,487)	9,961	(44,448)
Net cash (used in) provided by operating activities	$(47,915)	$22,159	$(70,074)
Net cash used in investing activities	$(9,017)	$(23,368)	$14,351
Net cash provided by (used in) financing activities	$1,547	$(13,490)	$15,037

We had cash, cash equivalents, and restricted cash aggregating $42 million and $98 million at September 30, 2026 and December 31, 2025, respectively. We had cash held by our non-U.S. subsidiaries aggregating $31 million and $50 million at September 30, 2026 and December 31, 2025, respectively. If we elect to repatriate all of the funds held by our non-U.S. subsidiaries as of September 30, 2026, we do not believe that the amounts of potential withholding taxes that would arise from the repatriation would have a material effect on our liquidity.

As of September 30, 2026, we had an outstanding balance under the Credit Facility of $350.6 million, which included $335.6 million outstanding under the term loan and $15.0 million outstanding under the revolving credit facility. The term loan and revolving credit facility bore average interest rates of 10.0% and 10.2%, respectively. We had an available borrowing capacity under the revolving credit facility of $20.0 million and no letters of credit outstanding. We were in compliance with all covenants of the Credit Facility at both September 30, 2026 and December 31, 2025.

On May 5, 2026, we entered into the First Amendment, which (1) waives compliance with the maximum consolidated net leverage ratio financial covenant as of and for the period ending June 30, 2026, (2) increases the Maximum Consolidated Net Leverage Ratio (as defined in the Credit Facility) to 4.50:1.00 as of and for the period ending September 30, 2026, and sets the ratio for all subsequent quarters to 4.00:1.00, and (3) modifies the applicable interest rate margins for any quarter in which the Consolidated Net Leverage Ratio exceeds 3.75:1.00 to 7.00%. Management believes that, together with expected operating cash flows, the First Amendment provides sufficient liquidity to enable the Company to meet its anticipated operating and capital requirements for at least the next twelve months.

In the course of our business, we use letters of credit, bank guarantees, and surety bonds (collectively, "Guarantees"). We had $10.9 million and $11.1 million of Guarantees under various uncommitted facilities as of September 30, 2026 and December 31, 2025, respectively. We had no letters of credit outstanding under the Credit Facility as of September 30, 2026 or December 31, 2025. At September 30, 2026 and December 31, 2025, we had cash collateral of $2.0 million and $1.7 million supporting the Guarantees, respectively, which are reported as Restricted cash in our condensed consolidated balance sheets.

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

Our objectives in using foreign exchange derivatives have been to add stability to operating expenses and to manage our exposure to foreign currency movements. To accomplish these objectives, we have used foreign exchange forward contracts as part of our foreign currency risk management strategy. Foreign exchange forwards designated as cash flow hedges involve the exchange of fixed U.S. dollar payments for fixed Israeli shekel receipts at predetermined exchange rates, thereby reducing the variability of forecasted shekel-denominated expenditures.

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

In the second quarter of 2025, our Board approved a share repurchase program (the "2025 Repurchase Program" or the “Repurchase Program”) pursuant to which we are authorized to repurchase up to $50 million of our common stock prior to December 31, 2027. We repurchased 0.4 million shares in the nine months ended September 30, 2026, using $0.8 million. Since the start of the Repurchase Program, the Company has repurchased 2.9 million shares using $9.8 million.

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

Our operating activities used $47.9 million of cash in the nine months ended September 30, 2026, primarily reflecting the payment of variable employee compensation, higher accounts receivable and inventory balances, lower accrued expenses and other long-term liabilities due to the timing of vendor and other operating payments, and our net loss, adjusted for non-cash items. Significant non-cash adjustments included amortization of intangible assets, stock-based compensation, changes in the fair value of the warrant liability, and deferred income tax expense. These uses of cash were partially offset by an increase in accounts payable and changes in other operating assets.

Our operating activities provided cash of $22.2 million in the nine months ended September 30, 2025, driven by lower accounts receivable, partially offset by lower accrued expenses and other long-term liabilities, accounts payable and deferred revenue. Our net loss was offset by adjustments for non-cash expenses such as amortization of intangible assets, and stock-based compensation.

Cash Flows from Investing Activities

Our investing activities used $9.0 million and $23.4 million of cash to purchase property and equipment and software licenses in the nine months ended September 30, 2026 and 2025, respectively. The decrease in capital expenditures compared to the prior‑year period was primarily attributable to the completion of the build‑out of our new facility in Israel during 2025.

Cash Flows from Financing Activities

Our financing activities provided $1.5 million of cash in the nine months ended September 30, 2026, primarily due to $15.0 million of net borrowings under the revolving credit facility. These cash inflows were partially offset by $6.6 million in principal payments on our term debt, $5.1 million of tax withholding obligations related to the vesting of stock awards and units, $1.0 million payment of debt issuance costs, and $0.8 million for the repurchase and retirement of our common stock under the 2025 Repurchase Program.

Our financing activities used $13.5 million of cash in the nine months ended September 30, 2025. We paid $3.9 million in principal payments on our term debt, $3.8 million of tax obligations related to the vesting of stock awards and units and $5.7 million for the repurchase and retirement of our common stock under the 2025 Repurchase Program.

The rate at which we consume cash is dependent upon the cash needs of our future operations, including our contractual obligations at September 30, 2026, primarily consisting of debt principal and interest obligations, outstanding borrowings under the revolving credit facility as described above, and our operating lease and purchase obligations. Our operating lease obligations totaled $92.6 million at September 30, 2026, with payments to be made aggregating $4.4 million in the remainder of 2026, $16.7 million in 2027, $14.9 million in 2028 and $56.6 million thereafter. Estimated payments for purchase obligations for the full year 2026 total approximately $102 million. We anticipate devoting substantial capital resources to continue our R&D efforts, to maintain our sales, support and marketing, and for other general corporate activities. We believe that our financial resources, along with managing discretionary expenses, will allow us to manage the ongoing impact of inflation on our business operations. Looking ahead, we have developed contingency plans to reduce costs further if the situation deteriorates.

Based on our current expectations, we believe that our current cash balances and available borrowings under the Credit Facility will be sufficient to meet our anticipated cash needs for working capital and capital expenditures for at least twelve months from the date of issuance of these financial statements.

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

Item 4.   Controls and Procedures

Disclosure Controls and Procedures

Evaluation of Disclosure Controls and Procedures. Our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")) as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of September 30, 2026.

Changes in Internal Control over Financial Reporting. There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter ended September 30, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

The outcome of litigation is inherently uncertain. If one or more legal matters were resolved against the Company in a reporting period for amounts above management’s expectations, our financial condition and operating results for that reporting period could be materially adversely affected. We settled certain matters during the nine months ended September 30, 2026 that did not individually or in the aggregate have a material impact on our financial condition or operating results.

Item 1A.   Risk Factors

Our business faces significant risks and uncertainties, which may have a material adverse effect on our business prospects, financial condition and results of operations, and you should carefully consider them. There have been no material changes in the nine months ended September 30, 2026 to the risk factors described in Part I, Item 1A. of our Annual Report on Form 10-K for the year ended December 31, 2025.

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds

(c)   Issuer Purchases of Equity Securities

The following table provides information with respect to the shares of common stock repurchased by us for the periods indicated:

				Approximate Dollar
			Total Number of	Value of Shares
			Shares Purchased	that May
			as Part of	Yet be Purchased
	Total Number	Average	Publicly	Under
	of Shares	Price Paid	Announced Plans	the Plans
Period	Withheld (1)	per Share (2)	or Programs (3)	or Programs (4)
July 1, 2026 to July 31, 2026	13,382	$2.26	—	$40,221,360
August 1, 2026 to August 31, 2026	29,600	$2.11	—	$40,221,360
September 1, 2026 to September 30, 2026	8,686	$2.00	—	$40,221,360
Total	51,668	$2.13	—	$40,221,360

(1)	Upon vesting of restricted stock awards and performance-based stock units, certain of our employees surrender a portion of the newly vested shares of common stock to satisfy the tax withholding obligations that arise in connection with their vesting. During the third quarter of 2026, 51,668 shares of restricted stock were surrendered, with no performance-based stock units surrendered.
(2)	Represents a weighted‑average price of shares surrendered by employees to satisfy tax withholding obligations.
(3)	In June 2025, we announced a stock repurchase program for the period beginning June 5, 2025 through December 31, 2027, under which our Board of Directors authorized the repurchase of up to $50 million of our common stock at management’s discretion in the open market, in privately negotiated transactions structured through investment banking institutions, or a combination of the foregoing, (the "2025 Repurchase Program" or the “Repurchase Program”). We used $0.8 million to repurchase 400,333 shares of our common stock under the Repurchase Program during the nine months ended September 30, 2026. Repurchases are subject to the terms of the Credit Facility, as amended, which limits aggregate share repurchases to $15 million and subjects such repurchases to compliance with specified financial covenants and leverage requirements. Based on the foregoing, the Company has $40.2 million remaining authorized for future repurchases under the Repurchase Program. The amount and timing of repurchases are subject to a variety of factors including liquidity, cash flow, stock price, compliance with the Credit Facility and general business and market conditions. We may also from time to time, enter into Rule 10b5-1 plans to facilitate repurchases of our shares under this authorization. The Repurchase Program may be modified, increased, suspended, or discontinued at any time. The Repurchase Program is being funded using cash on hand and cash from operations.
(4)	Represents amounts available for repurchases under the Repurchase Program.

Item 5.   Other Information

Insider Trading Arrangements

During the three months ended September 30, 2026, none of the Company’s directors or officers (as defined in Rule 16a-1(f) of the Securities Exchange Act of 1934) adopted, terminated or modified a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408 of Regulation S-K of the Securities Act of 1933).

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

Date: October 28, 2026